Form 10-Q
period 1996-03-31
ALLEGRO NEW MEDIA INC
filed 1996-05-17
CIK 926331

------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                   Form 10-QSB

     (Mark One)
         [ X ] Quarterly report pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934

               For the period ended March 31, 1996

         [   ] Transition report pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934

               For the Transition Period From ________to________

                         Commission file number 1-14076

                             ALLEGRO NEW MEDIA, INC.
              (Exact name of small business issuer in its charter)

         Delaware                                      22-3270045
(State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization                  Identification Number)

16 Passaic Avenue, Unit 6, Fairfield, NJ                    07004
(Address of Principal executive offices)                  (Zip Code)

                                 (201) 808-1992
                (Issuer's telephone number, including area code)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,444,477 shares of common stock as of May 12, 1996.

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                 ---------------

                              CROSS REFERENCE SHEET

                                                                   Page
                                                                  Number

                          Part I. Financial Information

Item 1.   Financial Statements (Unaudited):

          Condensed balance sheets - March 31, 1996 (unaudited)
               and December 31, 1995                                  3
          Condensed statements of operations - Three months
               ended March 31, 1996 and 1995 (unaudited)              4
          Condensed statements of cash flows - Three months
               ended March 31, 1996 and 1995 (unaudited)              5
          Notes to condensed financial statements -
               March 31, 1996 (unaudited)                             6

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.                   8

                   Part II. Other Information

Item 1.   Legal Proceedings.                                          10

Item 2.   Changes In Securities.                                      10

Item 3.   Defaults upon Senior Securities.                            10

Item 4.   Submission of Matters to a Vote of Security Holders.        10

Item 5.   Other Information.                                          10

Item 6.   Exhibits and Reports on Form 8-K                            10

Signature Page                                                        11

Index to Exhibits                                                     12

                    Part I. Financial Information

                       ALLEGRO NEW MEDIA, INC.

                       CONDENSED BALANCE SHEET


                                                    March 31    December 31
                                                      1996         1995

            ASSETS                                 (Unaudited)    (Note)


Current assets:
   Cash                                            $2,759,755   $2,928,272
   Accounts receivable, net                           530,719      342,425
   Inventories (Note 2)                               190,706      225,013
   Other current assets                               103,723      103,380
                                                    ---------    ---------
      Total current assets                          3,584,903    3,599,090

Equipment, furniture and leasehold improvements -- net of
   accumulated depreciation and amortization of $80,615 in
   1996 and $73,260 in 1995                            47,748       53,150
Royalty advanced and other assets                     165,504      206,366
                                                   ----------   ----------
                                                   $3,798,155   $3,858,606
                                                   ----------   ----------

      LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:

   Accounts payable                               $   276,915   $  410,818
   Accrued liabilities                                264,113      309,924
                                                  -----------   ----------
      Total current liabilities                       541,028      720,742
Stockholders' equity:
   Serial Preferred Stock, authorized 2,000,000 shares:
      Class B Voting Preferred Stock, 60,520 shares
      issued and outstanding                               61           61
Common stock, par value $.001 per share, authorized
   18,000,000 shares; issued and outstanding 3,444,477
   shares in 1996 and 3,335,077 shares in 1995          3,444        3,335
Additional paid-in capital                          6,623,551    6,158,753
Accumulated deficit                               (3,369,929)  (3,024,285)
                                                  -----------  -----------
   Total stockholders' equity                       3,257,127    3,137,864
                                                   ----------   ----------
                                                   $3,798,155   $3,858,606
                                                   ----------   ----------



     Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

                             ALLEGRO NEW MEDIA, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                           For the Three Months Ended March 31,
                                                     1996           1995

Net sales                                          $  445,924   $  297,587
Costs of goods sold                                   229,402      180,784
                                                    ----------   ----------
Gross Profit                                          216,522      166,803

Selling, general and administrative expenses          510,037      399,627
Product development                                    82,278       87,010
Interest (income) expense -- net                      (30,149)      (1,416)
                                                    ----------   ----------
Net Loss                                            $(345,644)   $(368,419)

Accretion of carrying value and dividends
  attributable to Class A Preferred Stock                  --       83,822
                                                    ----------   ----------
Net loss attributable to Common Stockholders        $(345,644)   $(452,241)
                                                    ----------   ----------


Loss per common share:
Net loss per common share                              $ (.11)      $ (.27)
                                                       -------      -------

Weighted average number of common shares
     outstanding                                    3,050,669    1,698,994
                                                    ---------    ---------


See notes to condensed financial statements

                             ALLEGRO NEW MEDIA, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                           For the Three Months Ended March 31,
                                                       1996             1995


Operating activities
Cash (used in) from Operations                    $  (631,472)     $  (176,323)

Investment Activities
Purchase of equipment, furniture and fixtures        (  1,953)        ( 13,982)

Financing activities
Proceeds from sale of common stock                    464,907

Net increase in cash                                 (168,518)        (190,305)
Cash at beginning of period                         2,928,272          212,749
                                                    ----------        ---------

Cash at end of period                              $2,759,755      $    22,444
                                                   -----------     ------------



See notes to condensed financial statements.

                             ALLEGRO NEW MEDIA, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.     Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

2.     Loss Per Share.

     Net loss per share is computed based upon the weighted average number of shares of common stock and common share equivalents outstanding during the periods presented. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 83, shares issuable upon exercise of options granted during the twelve months immediately preceding the Company's initial public offering have been included in the calculation of shares used in computing net loss per share as if they were outstanding for all periods presented using the treasury stock method. For the period subsequent to the initial public offering, common share equivalents resulting from outstanding options to purchase common stock are excluded as the impact is anti-dilutive.

3.     Inventories

Inventories consist of the following:

                                            March 31, 1996   December 31, 1995

         Raw materials                          $   39,807     $   65,586
         Finished goods                            150,899        125,777
                                                ----------     ----------
                                                  $190,706       $225,013

4.       Shareholder's Equity

     During 1994 the Company issued an aggregate of 1,190,250 shares of its Class A Cumulative, Convertible, Redeemable 10% Preferred Stock ("Redeemable Preferred Stock") in a private placement transaction. In accordance with its terms, all of the shares of Redeemable Preferred Stock were converted into an aggregate of 491,821 shares of the Company's common stock upon completion of the Company's initial public offering in December 1995. No dividends were declared or paid on the Redeemable Preferred Stock.

         In connection with certain financing transactions, certain of the then existing employee/stockholders of the Company agreed to place certain newly issued shares of the Company's common stock into escrow. Under the terms of the escrow agreement such shares are to be released to the stockholders based upon the Company achieving certain financial results, as defined. When such escrowed shares are released, Securities and Exchange Commission rules require recognition by the Company of compensation expense based on the fair value of the shares at the date of release. Any shares not released are to be returned to the Company. At March 31, 1996, 542,500 shares remain outstanding under escrow agreements. See Note 5.

                             ALLEGRO NEW MEDIA, INC.

                     NOTES CONDENSED TO FINANCIAL STATEMENTS
                                   (Unaudited)


4.       Shareholder's Equity (continued)

     On January 23, 1996 the Company issued 109,400 shares of common stock to its underwriter, upon the underwriter's exercise of its over-allotment option, and received net proceeds of $464,907.

5.       Subsequent Events.

     In April 1996, the Company signed a Letter of Intent to acquire all of the outstanding capital stock of Serif, Inc. and Serif (Europe) Limited principally for 1,000,000 shares of common stock, subject to, among other things, completion of due diligence and the execution of definitive documentation. Serif, Inc. and Serif (Europe) Limited develop, market and sell computer software primarily for the desktop publishing market. In May 1996, the Company loaned $50,000 to Serif, Inc. and Serif (Europe) Limited to assist the Serif companies in meeting their liquidity needs. The Company anticipates that funding the working capital needs of the Serif companies after the acquisition is consummated will require additional working capital. In addition, on April 26, 1996, the Company's Board of Directors amended certain employment agreements and an escrow agreement to release 217,000 shares of common stock held in escrow to certain stockholders. In connection with this release of escrow shares, the Company will record compensation expense of approximately $600,000 in the second fiscal quarter ending June 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     Three Month Period Ended March 31, 1996 Compared to the Three Month Period Ended March 1995

     Net Sales. Net sales increased approximately 50% from $297,587 in the three month period ended March 31, 1995 to $445,924 in the three month period ended March 31, 1996. This increase in net sales was largely attributable to the greater number of products offered by the Company and the introduction of the Company's two new products; Entrepreneur Small Business Encyclopedia and Betty Crocker Cooking with Kids. In addition to the increased number of products offered by the Company, the Company increased its retail distribution channel through adding two additional software distributors. The Company provided in the three month period ended March 31, 1996 for returns at approximately 21% of gross sales versus approximately 26% in the three month period ended March 31, 1995 based on a change in its sales mix.

     Cost of Goods Sold. Cost of goods sold increased approximately 27% from $180,784 in the three month period ended March 31, 1995 to $229,402 in the three month period ended March 31, 1996, primarily as a result of increased sales volume and slightly higher production costs. As a percentage of net sales, cost of goods sold decreased from approximately 61% of net sales in the three month period ended March 31, 1995 to approximately 51% of net sales in the three month period ended March 31, 1996 primarily as a result of increased sales volume.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $110,410 or approximately 28% from $399,627 in the three month period ended March 31, 1995 to $510,037 in the three month period ended March 31, 1996 but decreased as a percentage of net sales from approximately 134% to approximately 114%. General and Administrative Expenses remained relatively constant, increasing approximately 1% from $189,687 in the three month period ended March 31, 1995 to $191,654 in the three month period ended March 31, 1996. However, during the three month period ended March 31, 1996 the Company incurred approximately $40,000, or approximately 8% of its total general and administrative expenses, associated with certain acquisition efforts, which are expected to be non-recurring. Total selling expenses increased approximately 54% from $108,009 in the three month period ended March 31, 1995 to $166,470 in the three month period ended March 31, 1996, primarily as a result of an approximate 98% increase in trade and co-operative advertising with the Company's retail vendors associated with the introduction of the Company's two new products and an increase of approximately $20,000 or 12% of the total selling costs in the three month period ended 1996 for public relations and marketing expenses. Total salaries and wages increased $49,983, or approximately 49%, from $101,931 in the three month period ended March 31, 1995 to $151,914 in the three month period ended March 31, 1996. Of the $49,983 increase, approximately $25,500 or 51% is represented by wage increases to key personnel in accordance with their employment agreements while the remaining increases are associated with additional staffing required to support the expansion plans of the Company.

     Product Development. Product development expenses decreased approximately 5% from $87,010 in three month period ended March 31, 1995 to $82,278 in the three month period ended March 31, 1996 as the majority of development expenses associated with the new products introduced to the market by the Company in the three month period ended March 31, 1996 were incurred in 1995. In addition, the Company experienced lower start-up costs associated with new products begun under development in the three month period ended March 31, 1996. As a percentage of net sales, product development expenses decreased from approximately 29% in the three month period ended March 31, 1995 to approximately 18% in the three month period ended March 31, 1996. The Company believes that development expenses will increase in dollar amount in the future as the Company expands its development activities, although the Company's long-term goal is to continue to reduce product development costs as a percentage of sales. All development costs have been expensed in the period incurred.

     Interest (Income). Interest income increased from $1,416 in the three month period ended March 31, 1995 to $30,149 in the three month period ended March 31, 1996, as a result of higher average cash balances. The Company had no interest bearing liabilities in either period.

Liquidity and Capital Resources

     The Company historically has been unable to generate sufficient cash flow to fund operations. Working capital deficiencies had been funded principally through private placements of securities until the Company's initial public offering ("IPO"), completed in December 1995, and the exercise by the underwriter of its over-allotment option in January 1996. The Company, through its IPO, raised net funds of $4,156,411 ($2,906,411 after retiring debt) and $464,907 from the over-allotment. Management believes that the Company has working capital sufficient for the Company's current operations for at least the next twelve months. As of March 31, 1996 the Company had working capital of $3,208,978, including cash and cash equivalents of $2,759,755.

     The Company's operating activities used $631,472 of cash, primarily related to the increase in accounts receivable and inventories associated with higher net revenues, as well as a reduction of trade accounts payable. The Company intends to continue to utilize its working capital in 1996 for product development, marketing and advertising, to finance the higher level of inventory and accounts receivable necessary to support an anticipated increase in sales, for capital expenditures, including the purchase of computer equipment, for software development and content rights and for acquisitions. However, the Company's working capital requirements may change depending upon numerous factors, including, without limitation, the need to finance acquisitions, with the costs associated with such, as well as increased inventory and accounts receivable arising from the sale and shipment of new products.

     The Company has no bank or other credit facility and there can be no assurance that the Company will be able to obtain such financing on favorable terms, if at all, or that such financing will be on terms acceptable to the Company.

     In April 1996, the Company signed a Letter of Intent to acquire all of the outstanding capital stock of Serif, Inc. and Serif (Europe) Limited principally for 1,000,000 shares of common stock, subject to, among other things, completion of due diligence and the execution of definitive documentation. Serif, Inc. and Serif (Europe) Limited develop, market and sell computer software primarily for the desktop publishing market. In May 1996, the Company loaned $50,000 to Serif, Inc. and Serif (Europe) Limited to assist the Serif companies in meeting their liquidity needs. The Company anticipates that funding the working capital needs of the Serif companies after the acquisition is consummated will require additional working capital. In addition, on April 26, 1996, the Company's Board of Directors amended certain employment agreements and an escrow agreement to release 217,000 shares of common stock held in escrow to certain stockholders. In connection with this release of escrow shares, the Company will record compensation expense of approximately $600,000 in the second fiscal quarter ending June 30, 1996.

                           PART II. Other Information

Item 1.   Legal Proceedings.

          Not applicable.

Item 2.   Changes in Securities.

          None.

Item 3.   Defaults upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:

  10.30 Amendment Number 5, dated April 26, 1996, to the Employment Agreement dated as of December 27, 1993, as amended, between the Company and Barry A. Cinnamon.

  10.31 Amendment Number 4, dated April 26, 1996, to the Employment Agreement dated as of December 27, 1993, as amended, between the Company and Richard Bergman.

  10.32 Amendment Number 4, dated April 26, 1996, to the Escrow Agreement dated December 27, 1993, as amended, among the Company, Barry A. Cinnamon, Richard Bergman and Blau, Kramer, Wactlar & Lieberman, P.C., as escrow agent.

  10.33 Distribution Agreement dated as of February 3, 1996 between the Company and Tech Data Corporation.

  10.34 Letter of Intent, dated April 26, 1996, between the Company and Serif, Inc. and Serif (Europe) Limited.

  27      Financial Data Schedule.

     (b)  Reports filed on Form 8-K during the quarter ended March 31, 1996:

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ALLEGRO NEW MEDIA, INC.

Date: May 17, 1996                        By:/s/ Barry A. Cinnamon
                                            Barry A. Cinnamon
                                            Chairman of the Board and President


Date: May 17, 1996                        By:/s/ Mark E. Leininger
                                            Mark E. Leininger
                                            Vice President - Finance, Treasurer
                                            and Chief Financial Officer