Form 10-K/A
period 1995-12-31
ALLEGRO NEW MEDIA INC
filed 1996-06-21
CIK 926331

- -------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                  Form 10-KSB/A
                                (Amendment No. 1)
   (Mark One)
       [X] Annual report pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934 (Fee Required)
                   For the fiscal year ended December 31, 1995
                                       or
       [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934 (No Fee Required)

                         Commission file number 1-14076

                             ALLEGRO NEW MEDIA, INC.
                 (Name of Small Business Issuer in its Charter)

          Delaware                                            22-3270045

      State of other jurisdiction                          (I.R.S. Employer
   of incorporation or organization                      Identification Number)


                 16 Passaic Avenue, Unit 6, Fairfield, NJ 07004
              (Address of Principal executive offices) (Zip Code)

                                  (201) 808-1992
                (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.001 per share
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's net revenues for its most recent fiscal year. $1,410,962.

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $9,116,850 at February 29, 1996, based on the closing market price of the Common Stock on such date of $4.875, as reported by NASDAQ. As of February 29, 1996 there were a total of 3,444,477 shares of registrant's Common Stock outstanding.

                         ---------------

Item 5.    Market for Common Equity and Related Stockholder Matters.

     The Company's Common Stock was listed and started trading on the NASDAQ Small Cap market and the Boston Stock Exchange, under the symbol ANMI, on December 7, 1995. Prior to December 7, 1995 there was no public market for the Company's stock. The following table sets forth, for the quarters indicated, the quarterly high and low closing bid for the Common Stock, as reported by NASDAQ:

      Year 1995                    High Bid                 Low Bid
      First Quarter                    *                        *
      Second Quarter                   *                        *
      Third Quarter                    *                        *
      Fourth Quarter                  7 5/8                   6 1/4


      Year 1994                    High Bid                 Low Bid
      First Quarter                    *                        *
      Second Quarter                   *                        *
      Third Quarter                    *                        *
      Fourth Quarter                   *                        *
- ----------------

 * Not Applicable. Prior to December 7, 1995 there was no public market for the Company's stock.

     The bid prices set forth above reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions. As of December 31, 1995, there were approximately 1,770 stockholders of record of the Common Stock.

     The Company has not paid any dividends on its Common Stock and does not presently intend to do so. Future dividend policy will be determined by its Board of Directors on the basis of the Company's earnings, capital requirements, financial condition and other factors deemed relevant.

Item 10.   Executive Compensation.

     The following table sets forth the cash and other compensation paid in 1995, 1994 and in 1993 to the Company's chief executive officer. No executive officer of the Company has earned in excess of $100,000 in any fiscal year.

                                                                              Long Term
                                     Annual Compensation                      Compensation
                                                                               Securities         All
                                                       Other Annual            Underlying        Other
Name & Principal Position  Year   Salary    Bonus      Compensation(1)           Options       Compensation
- -------------------------  ----   ------    -----      ---------------        ------------     ------------

Barry A.  Cinnamon         1995   $46,822   $26,992         --                     --               --
   Chairman of the Board   1994    50,269     6,441         --                  39,744(2)           --
   and President (Chief    1993    50,000    --             --                     --               --
   Executive Officer)
- ----------

(1) The value of all perquisites provided did not exceed the lesser of $50,000 or 10% of the officer's salary and bonus.

(2) Represents options to purchase 39,744 shares of Common Stock granted to Lori Kramer Cinnamon, Mr. Cinnamon's wife, as to which Mr. Cinnamon disclaims beneficial ownership. See "1994 Incentive Plan".

Employment Agreements


      The Company has entered into employment agreements with each of Barry A. Cinnamon, Richard Bergman, Lori Kramer Cinnamon and James Tsonas.

      The employment agreement with Barry A. Cinnamon provides for him to serve as the President and Chief Executive Officer of the Company for a term expiring in December 1999, and provides for an annual base salary of not more than $100,000, bonuses of 5% of the Company's net income before taxes and extraordinary items, .15% of the Company's net sales and .75% of the Company's gross profits. Under terms of this Agreement, the Board of Directors may increase Mr. Cinnamon's base salary by not more than 15% per year.

      The employment agreement with Richard Bergman provides for him to serve as a Vice President of Product Development of the Company for a term expiring in December 1998, and provides for an annual base salary of not more than $90,000, a bonus of 1% of the Company's net income before taxes and extraordinary items, and .45% of the Company's gross profit. Under the terms of this employment agreement, the Board of Directors may increase Mr. Bergman's base salary by not more than 15% per year. Pursuant to the terms of this employment agreement, Mr. Bergman has agreed that in the event the Company puts him on disability status: (a) thereafter, the Company will pay to Mr. Bergman compensation equal to one-half ( 1/2) of his base salary for a period of three (3) months, plus a pro rated hourly amount to the extent he works more than twenty (20) hours in any week; (b) to the extent his compensation pursuant to clause (a) above is less than the stated compensation called for by his employment agreement, Mr. Bergman will sell to a purchaser or purchasers designated by Barry A. Cinnamon such number of shares of Common Stock, valued at the market price thereof, as will equal such difference. Mr. Bergman has further agreed that in the event of his death, Barry A. Cinnamon or his nominees or designees shall have the option to purchase all shares of Common Stock owned by Mr. Bergman at a price equal to the fair market value thereof, payable in equal monthly installments over a three-year period. In addition, Mr. Bergman has granted to Barry A. Cinnamon the right of first refusal to purchase his shares of Common Stock on substantially the same terms as may be proposed in writing by a third party.

      The employment agreement with Lori Kramer Cinnamon provides for her to serve as a Vice President of Marketing of the Company for a term expiring in December 1999, and provides for an annual base salary of not more than $40,000, a bonus of 1% of the Company's net income before taxes and extraordinary items and .75% of the Company's gross profit. Under the terms of this Agreement, the Board of Directors may increase Ms. Kramer Cinnamon's base salary by not more than 15% per year.

      The employment agreement with James Tsonas provides for him to serve as Vice President of Sales of the Company for a term expiring in December 1998, and provides for an annual base salary of not more than $60,000, a bonus of 1% of the Company's net income before taxes and extraordinary items, .5% of the Company's net sales and 2% of the Company's gross profit.

      Each of the above-described agreements contains restrictions on the employee engaging in competition with the Company for the term thereof and for up to one year thereafter and provisions protecting the Company's proprietary rights and information. Each agreement also provides for the payment of three times the employee's previous year's cash compensation, less $1.00, upon his termination in the event of a change in control of the Company, which is defined therein to mean (a) a change in control as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), (b) a person (as such term is defined in Sections 13(d) and 14(d) of the Exchange Act) other than a current director or officer of the Company becoming the beneficial owner, directly or indirectly, of 20% of the voting power of the Company's outstanding securities or (c) the members of the Board of Directors at the beginning of any two-year period ceasing to constitute at least a majority of the Board of Directors unless the election of any new director during such period has been approved in advance by two-thirds of the directors in office at the beginning of such two-year period.

1994 Long Term Incentive Plan

      The Company has adopted the Allegro New Media, Inc. 1994 Long Term Incentive Plan (the "1994 Incentive Plan") in order to motivate qualified employees of the Company, to assist the Company in attracting employees and to align the interests of such persons with those of the Company's stockholders. The 1994 Incentive Plan provides for the grant of
"incentive stock options" within the meaning of the Section 422 of the Internal Revenue Code of 1986, as amended, "non-qualified stock options," stock appreciation rights, restricted stock, performance grants and other types of awards to officers, key employees, consultants and independent contractors of the Company and its affiliates.

      The 1994 Incentive Plan, which is administered by the Long Term Incentive Plan Administrative Committee of the Board of Directors (currently comprised of Barry A. Cinnamon and Richard Bergman), authorizes the issuance of a maximum of 400,000 shares of Common Stock which may be either newly issued shares, treasury shares, re-acquired shares, shares purchased in the open market or any combination thereof. Incentive stock options generally may be granted at an exercise price of not less than the fair market value of shares of Common Stock on the date of grant, and non-qualified stock options may be granted at an exercise price of not less than 85% of such fair market value. If any award under the 1994 Incentive Plan terminates, expires unexercised, or is canceled, the shares of Common Stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. The Company has an aggregate of 354,737 options to purchase shares of Common Stock outstanding under the 1994 Incentive Plan, after giving effect to the cancellation of options to purchase 20,600 shares. Options to purchase 61,800 shares have been granted to James Tsonas, options to purchase 39,744 shares have been granted to Lori Kramer Cinnamon, options to purchase 12,333 shares have been granted to Ross Bergman, the son of Richard Bergman and a contractor of the Company, and options to purchase 5,000 shares have been granted to Marc E. Jaffe, a director of the Company. Each of these options is exercisable for ten years for prices of $2.00 to $2.50 per share. With respect to 33,000 of the options granted to Jim Tsonas and 20,000 of the options granted to Lori Cinnamon, one-third of each of these options may be exercised commencing on December 27, 1996, two-thirds are exercisable commencing on December 27, 1997 and all of these options are exercisable commencing December 27, 1998; with respect to options to purchase 28,800 shares of Common Stock granted to James Tsonas 10,000 shares vested on the date of grant (November 1, 1994) with an additional 10,000 shares vesting on the first anniversary thereof and 8,800 shares vesting on the second anniversary thereof; with respect to 19,744 shares granted to Lori Cinnamon, the 12,333 shares granted to Ross Bergman and the 5,000 shares granted to Marc E. Jaffe, one-third of each of these options may be exercised commencing on November 1, 1997, two-thirds are exercisable commencing on November 1, 1998 and all of these options are exercisable commencing November 1, 1999; and options to purchase 20,000 shares of Common Stock granted to Mark
E. Leininger vest one-third on each of the date of grant (July 21, 1995), the first anniversary thereof and the second anniversary thereof.

                Option Grants in Last Fiscal Year
                  Individual Grants

                  Number of                % of Total Options        Exercise or
Name of           Securities Underlying    Granted to Employees      Base Price      Expiration
Beneficial Owner  Options Granted          in Fiscal Year            ($/Sh)              Date

Mark E. Leininger         20,000                 57%                   $3.75        July 20, 2005
All others                15,000                 43%                   $3.75        August 13, 2005

Outside Director and Advisor Stock Option Plan

     The Company adopted the Outside Director and Advisor Stock Option Plan (the "Director and Advisor Plan") as of August 2, 1995. The primary purposes of the Director and Advisor Plan are to attract and retain well-qualified persons for service as directors of and advisors to the Company and to provide such persons with the opportunity to increase their proprietary interest in the Company, and thereby to increase their personal interest in the Company's continued success and further align their interests with the interests of the stockholders of the Company through the grant of options to purchase shares of the Company's Common Stock. All directors of the Company who are not employees of the Company, of which there are presently three, and all members of the Company's Advisory Committee, of which there are presently four, who are not directors of the Company, are eligible to participate in the Director and Advisor Plan. None of the non-employee directors who are eligible to participate in the Director and Advisor Plan participate in any of the other compensation plans of the Company, except that Marc E. Jaffe currently owns options to purchase 5,000 shares of Common Stock granted under the 1994 Incentive Plan. Up to 300,000 shares of Common Stock may be issued under the Director and Advisor Plan.

     Under the Director and Advisor Plan, each non-employee Director of the Company and each member of the Advisory Committee of the Company (each referred to herein as an "Outside Director or Advisor") other than George Lauro, received on August 2, 1995 options to purchase 25,000 shares of Common Stock at a price of $3.75 per share (the fair market value thereof as determined by the Board of Directors), and henceforth, on August 1 of each subsequent year, each Outside Director or Advisor will be granted options to purchase 10,000 shares of Common Stock at a price equal to the closing price of the Common Stock on a national securities exchange upon which the Company's stock is listed or the average of the mean between the last reported "bid" and "ask" prices if the Common Stock is not so listed for the five business days immediately preceding the date of grant. Options awarded to each Outside Director or Advisor shall vest over a period of two years, subject to forfeiture under certain conditions and shall be exercisable by the Outside Director or Advisor upon vesting. George Lauro received options to purchase 25,000 shares at an exercise price of $4.25 per share upon his election to the Board of Directors on February 20, 1996.

Item 11.   Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth the beneficial ownership of shares of voting stock of the Company, as of February 29, 1996, of (i) each person known by the Company to beneficially own 5% or more of the shares of outstanding Common Stock, (ii) each of the Company's executive officers and directors, and
(iii) all of the Company's executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and investment and voting power is held by, the persons named as owners.

                       Amount and Nature           Amount of Class B         Percentage
Name and Address of    of Common Stock           Voting Preferred Stock    of Common Stock     Percentage of
Beneficial Owner(1)    Beneficially Owned         Beneficially Owned(2)       Ownership        Voting Power
- -------------------    ------------------        ----------------------    ---------------     -------------

Barry A. Cinnamon       982,266 (3)                    60,520                   28.5%             39.2% (12)
Martin F. Schacker      241,883 (4)                      --                      7.0               6.0
Richard F. Bergman      136,665 (7)                      --                      4.0 (8)           2.3  (8)
Lori K. Cinnamon        982,266 (9)                    60,520 (13)              28.5              39.2  (12)
James Tsonas             20,000 (10)                     --                       *                 *
Mark E. Leininger         6,666 (11)                     --                       *                 *
Marc E. Jaffe             8,333 (5)(6)                   --                       *                 *
George L. Lauro           8,333 (5)                      --                       *                 *
Eng Chye Low              8,333 (5)                      --                       *                 *
M.S. Farrell & Co.,
    Inc.                241,883 (4)                      --                      7.0               6.0
All officers and directors
as a group(8 persons) 1,170,596                        60,520                   33.5%             43.3%

- ----------

* Less than 1%.

     (1) The address for Barry A. Cinnamon, Richard F. Bergman, Lori Kramer Cinnamon, Mark E. Leininger and James Tsonas is 16 Passaic Avenue, #6, Fairfield, New Jersey 07004. The address for Martin Schacker and M.S. Farrell & Co., Inc. is 67 Wall Street, New York, New York 10005. The address for Eng Chye Low is 587 Fifth Avenue, New York, New York 10017. The address for Marc E. Jaffe is 6 West 20th Street, 11th Floor, New York, New York 10011. The address for George L. Lauro is 9 Colonel Thomas Lane, Bedford, New York 10506.
     (2) Each share of Class B Voting  Preferred  Stock is  entitled to cast ten
(10) votes on all matters subject to a vote of stockholders.
     (3) Includes (a) an aggregate of 500,000 shares of Common Stock which are held in escrow pending the attainment of certain financial targets, which Barry
A. Cinnamon has the right to vote, and (b) 31,636 shares held by Mr. Cinnamon as custodian for his children under the New Jersey Uniform Gifts to Minors Act. Does not include (a) 60,520 shares of Class B Voting Preferred Stock or
(b) options to purchase 39,744 shares of Common Stock granted to Lori Kramer Cinnamon under the 1994 Incentive Plan, as to which Mr. Cinnamon disclaims beneficial ownership.
     (4) Includes 241,883 shares of Common Stock owned of record by M.S. Farrell & Co., Inc. ("MSF"), of which Mr. Schacker is Chairman and the controlling person. Does not include 60,471 shares of Common Stock owned by a managing director of MSF.


     (5) Includes 8,333 shares of Common Stock obtainable within 60 days upon the exercise of options granted under the Company's Outside Director and Advisor Stock Option Plan.
     (6) Does not include  options to purchase  5,000  shares of Common  Stock granted to Mr. Jaffe pursuant to the 1994 Incentive Plan, which are not exercisable within sixty (60) days.
     (7) Includes 42,500 shares of Common Stock which are held in escrow pending the attainment of certain financial targets, which Barry A. Cinnamon has the right to vote. Does not include options to purchase 12,333 shares of Common Stock granted to Ross Bergman, Mr. Bergman's son and a former employee of the Company, under the 1994 Incentive Plan, as to which Mr. Bergman disclaims beneficial ownership.
     (8) Does not include 42,500 Escrow Shares issued in Mr. Bergman's name, which are voted at the direction of Barry A. Cinnamon.
     (9) Includes the same shares referred to above with respect to Barry A. Cinnamon, Mrs. Cinnamon's husband. Does not include options to purchase 39,744 shares of Common Stock granted under the 1994 Incentive Plan, which are not exercisable  within 60 days.
     (10) Represents options to purchase 20,000 shares of Common Stock which are exercisable within sixty (60) days.
     (11) Represents   options  to  purchase  6,666  shares  of  Common  Stock
which  are exercisable  within sixty (60) days.
     (12) Includes all 542,500 Escrow Shares, which are voted at the direction of Barry A. Cinnamon and the 60,520 Shares of Class B Voting Preferred Stock owned of record by Mr. Cinnamon.
     (13) Represents 60,520 shares of Class B Voting Preferred Stock owned by Barry A. Cinnamon, as to which Mrs. Cinnamon disclaims beneficial ownership.

Escrow Shares

     Barry A. Cinnamon and Richard Bergman have placed into escrow an aggregate of 542,500 shares of Common Stock of the Company (the "Escrow Shares"), 500,000 of which shares have been placed in escrow by Barry A. Cinnamon and 42,500 of which shares have been placed in escrow by Richard Bergman. The Escrow Shares represent 16.3% of the outstanding shares of Common Stock.

     Three hundred thousand (300,000) Escrow Shares issued to Barry A. Cinnamon and 22,500 Escrow Shares issued to Richard Bergman will be released to them from escrow if: (i) the Company has net revenue of $25,000,000 or more in any fiscal year ending on or prior to December 31, 1998; (ii) a majority of any warrants to purchase shares of Common Stock issued to purchasers of the Company's capital stock in a public offering (of which there are none) are exercised at exercise prices not less than the initial exercise price thereof; or (iii) the closing price per share of the Common Stock (or any securities convertible into or exchangeable for common stock) of the Company on any national securities exchange or the NASD Automated Quotation System (National Market System or Small Cap Market but not the OTC Bulletin Board) equals or exceeds $15.00 for any period of thirty or more consecutive trading days.

     Two hundred thousand (200,000) Escrow Shares issued to Barry A. Cinnamon and 20,000 Escrow Shares issued to Richard Bergman will be released to them from escrow if: (i) the Company has net revenue of $19,000,000 or more for any audited 12-month period ending on or prior to June 30, 1999; or (ii) the closing price per share of the Common Stock or any securities convertible into or exchangeable for Common Stock on any national securities exchange or the NASD Automated Quotation System (National Market System or Small Cap Market but not the OTC Bulletin Board) equals or exceeds $12.50 for any period of twenty or more consecutive days.

     In addition, notwithstanding the foregoing, (a) in the event that a transaction causing a Change in Control occurs in connection with which all issued and outstanding securities of the Company owned as of the date hereof and all securities underlying options owned by MSF or any of its assignees, officers or directors and all shares of Common Stock obtained upon conversion of the Company's Class A Preferred Stock have the right to be sold in their entirety at a price per share payable in cash or marketable securities which are listed ("Listed") on the New York Stock Exchange, the American Stock Exchange or the NASD Automated Quotation System (excluding the OTC Bulletin Board) equal to or exceeding the per share prices set forth above, as adjusted from time to time, all of the applicable Escrow Shares shall be released from escrow; and (b) the net revenue and closing price per share amounts set forth above may be reduced if MSF or its assignee consents thereto in its sole discretion. Barry A. Cinnamon, Richard Bergman and MSF have entered into an agreement pursuant to which Messrs. Cinnamon and Bergman have agreed not to vote any shares of stock of the Company owned by them in favor of any amendment to the above-described Escrow Share provisions, cause a meeting of the Company's stockholders to be held seeking to reverse any action by the Company's Board of Directors taken to amend the foregoing provisions and to vote such shares for the removal of any director of the Company who votes in favor of any such amendment, in each case if MSF has not consented to such change.

     The earnings and revenue levels and other targets set forth above were determined by negotiation between the Company and MSF and should not be construed to imply or predict any future earnings by the Company or any increase in the market price of its securities.

     While Escrow Shares are in escrow, they will be voted in accordance with the directions of Barry A. Cinnamon. The Escrow Shares are not assignable or transferable, except through the laws of inheritance, guardianship, legal representation or trusteeship for the benefit of the holder or the holder's immediate family. Any money, securities, rights or property distributed in respect of the Escrow Shares, including any property distributed as dividends or pursuant to any stock split, merger, recapitalization, dissolution, or total or partial liquidation of the Company, shall be held in escrow until release of the related Escrow Shares. If the applicable targets are not attained, 322,500 and 220,000 of the Escrow Shares, as well as any dividends or other distributions made with respect thereto, will be forfeited and contributed to the capital of the Company on June 30, 1999 and December 31, 1999, respectively. The Escrow Shares relating to each employee generally will be returned to the Company if such person's employment is terminated by the Company or if such person resigns from the Company at any time during the period of such escrow arrangement prior to the achievement of events which trigger release of the Escrow Shares.

     In the event Escrow Shares are released, the aggregate fair market value of the released Escrow Shares on the date of release of the Escrow Shares will be treated, for financial reporting purposes, as compensation expense to the Company.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of June, 1996.

                                         ALLEGRO NEW MEDIA, INC.



                                         By:/s/Barry A. Cinnamon
                                           Barry A. Cinnamon
                                           Chairman of the Board and President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures              Title                                    Date

                       Chairman of the Board, President, Chief   June 14, 1996
/s/Barry A. Cinnamon   Executive Officer and Director
Barry A. Cinnamon      (Principal Executive Officer)


/s/Richard Bergman     Vice President and Director               June 14, 1996
Richard Bergman


/s/Lori Kramer Cinnamon Vice President, Secretary and Director   June 14, 1996
Lori Kramer Cinnamon


/s/Mark E. Leininger   Vice President - Finance, Treasurer and   June 14, 1996
Mark E. Leininger      Chief Financial Officer
                       (Principal Financial and Accounting Officer)


/s/Marc E. Jaffe       Director                                  June 14, 1996
Marc E. Jaffe

/s/Eng Chye Low        Director                                  June 14, 1996
Eng Chye Low


                       Director                                  June __, 1996
George L. Lauro


/s/Neil R. Austrian,Jr.Director                                  June 14, 1996
Neil R.  Austrian, Jr.