Form 10-Q
period 1996-06-30
ALLEGRO NEW MEDIA INC
filed 1996-08-19
CIK 926331

- ------------------------------------------------------------------------------

               U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                           ---------------

                             Form 10-QSB

  (Mark One)
      [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the period ended June 30, 1996

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
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                        identification Number)


                 16 Passaic Avenue, Unit 6, Fairfield, NJ 07004
               (Address of principal executive offices) (Zip Code)

                                 (201) 808-1992
                (Issuer's telephone number, including area code)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes /X/ No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,461,750 shares of common stock as of August 13, 1996.

  Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No /X/

                                 ---------------

CROSS REFERENCE SHEET

                                                                     Page
                                                                   Number
  Cover Page                                                          1

  Index                                                               2

                    Part I. Financial Information

  Item 1. Financial Statements (Unaudited):

     Condensed balance sheets - June 30, 1996 and December 31, 1995 3 Condensed statements of income - For the Three and Six months
     ended June 30, 1996 and 1995                                     4
     Condensed statements of cash flows - For the Six months
     ended June 30, 1996 and 1995                                     5
     Notes to condensed financial statements - June 30, 1996          6

 Item 2.  Management's  Discussion  and Analysis of Financial
          Condition and Results of Operations.                        8

                     Part II. Other Information

  Item 1. Legal Proceedings.                                          10

  Item 2. Changes In Securities.                                      10

  Item 3. Defaults upon Senior Securities.                            10

  Item 4. Submission of Matters to a Vote of Security Holders.        11

  Item 5. Other Information.                                          11

  Item 6. Exhibits and Reports on Form 8-K                            11

  Signature Page                                                      12

  Index to Exhibits                                                   13

                          Part I. Financial Information

                             ALLEGRO NEW MEDIA, INC.

                             CONDENSED BALANCE SHEET

                                                     June 30,      December 31,
                                                       1996           1995
                           ASSETS                   (Unaudited)      (Note)
  Current assets:
    Cash                                            $ 1,722,050     $ 2,928,272
    Accounts receivable, net                            814,577         342,425
    Inventories (Note 2)                                241,828         225,013
    Other current assets                                246,847         103,380
                                                    -----------     -----------
            Total current assets                      3,025,302       3,599,090
  Equipment, furniture and leasehold improvements net
    of accumulated depreciation and amortization of
    $87,795 in 1996 and $73,260 in 1995                  55,477          53,150
  Royalty advances and other assets                     242,474         206,366
                                                    -----------     -----------
                                                    $ 3,323,253      $3,858,606
                                                    -----------     -----------

               LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                $  207,233      $  410,818
    Accrued liabilities                                299,825         309,924
                                                    ----------      -----------
     Total current liabilities                         507,058         720,742
  Stockholders' equity:
    Serial Preferred Stock, authorized 2,000,000 shares:
     Class B Voting Preferred Stock, 60,520 shares
     issued and outstanding                                 61              61
    Common stock, par value $.001 per share, authorized
     18,000,000 shares; issued and outstanding 3,461,750
     shares in 1996 and 3,335,077 shares in 1995         3,462           3,335
   Additional paid-in capital                        7,343,147       6,158,753
   Accumulated deficit                              (4,530,475)     (3,024,285)
                                                    -----------     -----------
     Total liabilities and stockholders' equity     $3,323,253      $3,858,606
                                                    -----------     -----------

     Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

  See notes to condensed financial statements.

                             ALLEGRO NEW MEDIA, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                       Three Months Ended      Six Months Ended
                                          June 30,                   June 30,
                                       1996          1995      1996         1995
Net sales                           $421,125      $317,113    $867,049    $614,699
Cost of goods sold                   112,767       158,990     342,169     339,774
                                    --------      --------    --------    --------
  Gross profit                       308,358       158,122     524,879     274,926

Selling, general and administrative
  expenses                         1,134,571       318,917   1,644,481     717,830
Product development                  357,288        84,875     439,566     171,885
Interest (income) expense net        (22,828)        1,451     (52,977)         35
                                   ----------      --------  ----------    -------
Net loss                         $(1,160,673)    $(247,121)$(1,506,190) $(614,825)

Accretion of carrying value and
 dividends attributable to Class
 A Preferred Stock                  ________        83,822    ________    167,644
                                  ----------     --------- -----------  ---------
Net loss attributable to common
  stockholders                   $(1,160,673)    $(330,943)$(1,506,190) $(782,469)
                                 -----------     --------- -----------  ---------

Loss per common share:
Net loss per common share         $ (.38)         $ (.22)     $ (.49)    $ (.49)
                                  -------         -------     -------    -------

Weighted average number of common
  shares outstanding              3,083,760       1,495,697   3,067,215  1,596,784
                                  ---------       ---------   ---------  ---------


  See notes to condensed financial statements.

                             ALLEGRO NEW MEDIA, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                            For the Six Months Ended June 30,
                                            1996                        1995

Operating activities
Cash (used in) from Operations            $(1,533,617)           $  (337,209)

Investment activities
Purchase of equipment, furniture and
fixtures                                  (     6,862)              ( 13,982)
Cash paid in acquisition                  (   120,650)
                                          ------------
                                          (   137,512)

  Financing activities
  Proceeds from sale of common stock          464,907
  Issuance of Bridge Notes                                           209,000

  Net (decrease) in cash                   (1,206,222)              (142,191)
  Cash at beginning of period               2,928,272                212,749
                                          ------------            -----------
  Cash at end of period                    $1,722,050             $   70,558
                                          ------------            -----------


  See notes to condensed financial statements.

                             ALLEGRO NEW MEDIA, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

  1.   Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB and Form 10-KSB/A for the year ended December 31, 1995.

  2.   Loss Per Share.

     Net loss per share is computed based upon the weighted average number of shares of common stock and common share equivalents outstanding during the periods presented. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 83, shares issuable upon exercise of options granted during the twelve months immediately preceding the initial public offering have been included in the calculation of shares used in computing net loss per share as if they were outstanding for all periods presented using the treasury stock method. For the period subsequent to the initial public offering, common share equivalents resulting from outstanding options to purchase common stock are excluded as the impact is anti-dilutive.

  3.   Inventories

  Inventories consist of the following:


                                           June 30, 1996      December 31, 1995
            Raw materials                    $ 81,678               $ 65,586
            Finished goods                    160,150                125,777
                                             --------               --------
                                             $241,828               $225,013


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

     In connection with certain financing transactions during 1993, certain of the then existing employee/stockholders of the Company agreed to place an aggregate of 1,000,000 newly issued shares of the Company's common stock into escrow. Under the terms of the escrow agreement such shares are to be released to the stockholders based upon the Company achieving certain financial results, as defined. When such escrowed shares are released, Securities and Exchange Commission rules require recognition by the Company of compensation expense based on the fair value of the shares at the date of release. The escrow agreement expires the earlier of the release of all of the escrow shares or June 30, 1999. Any shares not released are to be returned to the Company. During 1994, with the approval of such stockholders, 677,500 of these escrowed shares were canceled.

                             ALLEGRO NEW MEDIA, INC.

                     NOTES CONDENSED TO FINANCIAL STATEMENTS
                                   (Unaudited)

     Shareholder's Equity (continued)

     On April 26, 1996, upon the execution of and delivery by the Company of a letter of intent to acquire all of the issued and outstanding capital stock of Serif Inc. and Serif (Europe) Limited, 217,000 shares of Common Stock held in escrow pursuant to the above described arrangements were released from escrow and delivered to the two stockholder employees. In connection with this release of escrow shares, the Company recorded compensation expense of $637,980.

     On March 31, 1995, certain existing stockholder employees surrendered to the Company a total of 280,000 shares of the Company's common stock and agreed to place an additional 220,000 shares under the terms of an additional escrow agreement. These shares are to be released to the stockholders upon the Company attaining certain financial results, as defined. Release of these shares will also result in recognition of compensation expense based on the fair value of the shares at the date of release.

     In December 1995, the Company completed an initial public offering of 1,033,000 shares of its common stock and received net proceeds of $4,156,411. Upon the completion of the offering the Company repaid all of its 10% notes payable and in addition issued 243,902 shares of its common stock to the former note holders pursuant to the terms of their subscription.

     On January 23, 1996 the Company issued 109,400 shares of common stock to its underwriter, upon the underwriter's exercise of its over-allotment option, and received net proceeds of $464,907.

     In April 1996, the Company signed a Letter of Intent to acquire Serif Inc. and Serif (Europe) Ltd. for 1,000,000 shares of common stock subject to completion of due diligence.

     In May 1996, the Company issued 17,273 shares of common stock, which had an aggregate value of $95,000, as part compensation for the acquisition of software.

     Subsequent Events.

     As of July 31, 1996, the Company completed the closing of the acquisition of Serif Inc. and Serif (Europe) Ltd. for 1,000,000 shares of common stock. The acquisition will be accounted for under the purchase method of accounting. The aggregate cost of the acquisition is approximately $4.0 million.

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  General

     The Company designs, develops and markets a line of computer software products for the SOHO and small corporate business markets. The Company currently derives substantially all of its net sales from products sold by its internal sales force and independent sales representatives to retailers and distributors.

     The development of the Company's computer software publishing business has involved the development of proprietary computer software, the licensing of CD-ROM and, in certain instances, other electronic publishing rights to content, and the creation and conversion of original and supplemental text, video, audio, graphics and animation. The Company's continued growth is expected to require continued increases in the number of the Company's employees, expenditures for new product development, the acquisition of licensing or product rights, sales and marketing expenses, and general and administrative expenses relating to the development of a management infrastructure and facilities necessary to support the Company's growth.

     Costs of goods sold consists primarily of product costs, freight charges, royalties and an inventory allowance for damaged and obsolete products. Product costs consist of the costs to purchase the underlying materials and print both boxes and manuals, media costs (CD-ROM's and other media) and assembly and shipping. The product development costs associated with the Company's products are expensed as incurred.

  Results of Operations

    Three Month Period Ended June 30, 1996 Compared to the Three Month Period Ended June 30, 1995

     Net Sales. Net sales increased approximately 33% from $317,113 in the three month period ended June 30, 1995 to $421,125 in the three month period ended June 30, 1996. This increase in net sales was largely attributable to the greater number of products offered by the Company and the continued introduction of the Company's two new products; Entrepreneur Small Business Encyclopedia and Betty Crocker Cooking with Kids. In addition to the increased number of products offered by the Company, the Company expanded its retail distribution channel through contracting with two additional software distributors; Merisel Americas, Inc. and Tech Data Corporation. The Company provided in the three month period ended June 30, 1996 for returns at approximately 22% of gross sales versus approximately 21% in the three month period ended June 30, 1995.

     Cost of Goods Sold. Cost of goods sold decreased approximately 29% from $158,990 in the three month period ended June 30, 1995 to $112,767 in the three month period ended June 30, 1996, as a result of lower production costs associated with higher volume production. In addition, material costs in the three month period ended June 30, 1996 were favorably impacted by a larger sales volume of lower cost products. As a percentage of net sales, cost of goods sold decreased from approximately 50% of net sales in the three month period ended June 30, 1995 to approximately 27% of net sales in the three month period ended June 30, 1996.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $815,654 or approximately 256% from $318,917 in the three month period ended June 30, 1995 to $1,134,571 in the three month period ended June 30, 1996. $637,980 or approximately 78% of the increase resulted from a charge to compensation expense resulting from the release in April 1996 of 217,000 escrow shares to two management stockholders. General and Administrative Expenses remained relatively constant, increasing less than 1% from $128,447 in the three month period ended June 30, 1995 to $128,916 in the three month period ended June 30, 1996. Total selling expenses increased approximately 69% from $88,776 in the three month period ended June 30, 1995 to $149,973 in the three month period ended June 30, 1996, primarily as a result of an increase in trade and co-operative advertising with the Company's retail vendors associated with the introduction of the Company's two new products and an increase of approximately $25,000 or 17% of the total selling costs in the three month period ended June 30, 1996 for public relations and sales convention expenses. In addition to the above mentioned compensation charge, total salaries and wages increased $116,007, or approximately 114%, from $101,695 in the three month period ended June 30, 1995 to $217,702 in the three month period ended June 30, 1996. Of the increase, approximately 51% is represented by wage increases to key personnel in accordance with their employment agreements while the remaining cost increases are associated with additional staffing required to support the expansion plans of the Company.

     Product Development. Product development expenses increased approximately 321% from $84,875 in three month period ended June 30, 1995 to $357,288 in the three month period ended June 30, 1996 as the Company expensed $243,750 relating to the acquisition of a developmental stage software program the Company intends to market. In addition to the acquisition of this software, the Company experienced an increase in product development costs associated with the acquired software and additional new products. These product development costs increased approximately 34% from $84,875 in the three month period ended June 30, 1995 to $113,538 in the three month period ended June 30, 1996. The Company believes that development expenses will increase in dollar amount in the future as the Company expands its development activities, although the Company's long-term goal is to continue to reduce product development costs as a percentage of sales. All development costs have been expensed in the period incurred.

     Interest (Income). Interest income increased from a net expense of $1,451 in the three month period ended June 30, 1995 to net interest income of $22,828 in the three month period ended June 30, 1996 primarily as a result of higher cash balances. The Company had no interest bearing liabilities in the three month period ended June 30, 1996 and incurred an interest expense of $1,874 in the three month period ended June 30, 1995.

  Six Month Period Ended June 30, 1996 Compared to the Six Month Period Ended June 30, 1995

     Net Sales. Net sales increased approximately 41% from $614,699 in the six month period ended June 30, 1995 to $867,049 in the six month period ended June 30, 1996. As a result of increased product offerings related to the Company's newest titles and sales to certain larger customers, the Company provided in the six month period ended June 30, 1996 for returns at approximately 21% of gross sales versus approximately 24% in the six month period ended June 30, 1995.

     Cost of Goods Sold. Cost of goods sold decreased as a percentage of net sales from approximately 55% in the six month period ended June 30, 1995 to 39% in the six month period ended June 30, 1996, as a result of increased sales volume and lower per unit production costs. On a year over year basis cost of goods sold remained constant at $338,774 for the six month period ended June 30, 1995 versus $342,169 in the six month period ended June 30, 1996.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $926,651 or approximately 129% from $717,830 in the six month period ended June 30, 1995 to $1,644,481 in the six month period ended June 30, 1996. Expenses in the six month period ended June 30, 1996 were negatively impacted by the charge to compensation expense of $637,980 due to the release of 217,000 shares of common stock from escrow to two management stockholders. General and Administrative Expenses remained relatively constant, decreasing approximately 1% from $317,418 in the six month period ended June 30, 1995 to $320,442 in the six month period ended June 30, 1996. Total selling expenses increased approximately 61% from $196,785 in the six month period ended June 30, 1995 to $316,443 in the six month period ended June 30, 1996, primarily as a result of an approximate 98% increase in trade and co-operative advertising. In addition to the escrow stock charge to compensation, total salaries and wages increased $165,989, or approximately 82%, from $203,626 in the six month period ended June 30, 1995 to $369,615 in the six month period ended June 30, 1996. Approximately 51% of the increase is represented by wage increases to key personnel in accordance with their employment agreements while the remaining cost increases are associated with additional staffing required to support the expansion plans of the Company.

     Product Development. Product development expenses increased approximately 156% from $171,885 in the six month period ended June 30, 1995 to $439,566 in the six month period ended June 30, 1996 as the Company expensed $243,750 relating to the acquisition of a developmental software program which the Company intends to market. Without this expense, product development costs increased approximately 13% from $171,885 in the six month period ended June 30, 1995 to $193,817 in the six month period ended June 30, 1996 primarily as a result of the Company's continued development of Internet products and costs associated with readying the acquired software product for market. The Company believes that development expenses will increase in dollar amount in the future as the Company expands its development activities, although the Company's long-term goal is to continue to reduce product development costs as a percentage of sales. All development costs have been expensed in the period incurred.

     Interest (Income). In the six month period ended June 30, 1996 the Company received net interest income of $52,977 versus a net expense of $35 in the six month period ended June 30, 1995, primarily as a result of higher cash balances. The Company had no interest bearing liabilities in the six month period ended June 30, 1996.

    Liquidity and Capital Resources

     The Company historically has been unable to generate sufficient cash flow to fund operations. Working capital deficiencies had been funded principally through private placements of securities until the Company's initial public offering ("IPO"), completed in December 1995, and the exercise by the underwriter of its over-allotment option on January 23, 1996. The Company through its IPO raised net funds of $4,156,411 ($2,906,411 after retiring debt) and $464,907 from the exercise of the over-allotment option. Management believes that the Company has working capital sufficient for the Company's current operations for at least the next twelve months. As of June 30, 1996 the Company had working capital of $2,653,014 including cash and cash equivalents of $1,722,050 and a note receivable of $200,000. The Company has no bank or other credit facility and there can be no assurance that the Company will be able to obtain such financing on favorable terms, if at all, or that such financing will be on terms acceptable to the Company.

     The Company's operating activities for the first six months of 1996 used cash of $1,533,617 primarily related to costs associated with and bridge loans made to Serif as part of a the Company's acquisition of Serif, the increase in accounts receivable and inventories associated with higher net revenues and a reduction of trade accounts payable. The Company intends to continue to utilize its working capital in 1996 for product development, marketing and advertising, to finance the higher level of inventory and accounts receivable necessary to support the anticipated increase in sales, for capital expenditures, including the purchase of computer equipment, for software development and content rights and for its acquisition program. However, the Company's working capital requirements may change depending upon numerous factors, including, without limitation, the need to finance acquisitions and the costs associated with such, as well as increased inventory and accounts receivable arising from the sale and shipment of new products.

     Except for historical information contained herein, the matters set forth herein are forward looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Potential risks and uncertainties include such factors as the level of business and consumer spending for computer software, the amount of sales of the Company's products, the competitive environment within the computer software industry, the ability of the Company to integrate the Serif operations, the level and costs incurred in connection with the Company's product development efforts and the financial strength of the retail industry.


                           PART II. Other Information

  Item 1.   Legal Proceedings.

     The Company is not involved in any material pending legal proceedings. In August 1995, the Company commenced an arbitration proceeding against Media Depot, Inc., a distributor of products to the OEM market, seeking to collect approximately $78,000 in past due accounts receivable. A hearing relating to this arbitration proceeding was held in April 1996 and the Company was awarded $78,262.34 in respect of its claim. No assurance can be given as to the collectability of the award the Company has received in connection therewith. The Company has provided for the potential loss of the receivable and is in the process of attempting to collect this award through the California courts.

  Item 2.   Changes in Securities.

       None.

  Item 3.   Defaults upon Senior Securities.

       None.

  Item 4.   Submission of Matters to a Vote of Security Holders.

       None.

  Item 5.   Other Information.

     On July 23, 1996, Richard Bergman resigned as a director and as Vice President of product development of the Registrant. On August 15, 1996, Gwyn Jones, the former controlling stockholder of Serif Inc. and Serif (Europe) Limited was elected as the Company's Executive Vice President of product development and as a director of the Company in Class II. On July 24, 1996, Joseph Cirillo, President of H. Betti Industries, Inc. and Mark E. Leininger, the Company's Vice President - Finance were elected as directors of the Company in Classes II and III, respectively.

     As of July 31, 1996, the Company completed the closing of the acquisition of Serif Inc. and Serif (Europe) Ltd. for 1,000,000 shares of common stock.

  Item 6.   Exhibits and Reports on Form 8-K

     (a) The Exhibits listed on the accompanying index immediately following the signature page are filed as part of this report.

  (b) Reports filed on Form 8-K during the quarter ended June 30, 1996:

            None.

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ALLEGRO NEW MEDIA, INC.

Date:     August 16, 1996               By: /s/ Barry A.  Cinnamon
                                        Barry A. Cinnamon
                                        Chairman of the Board and President


Date:     August 16, 1996               By:    /s/  Mark E. Leininger
                                        Mark E. Leininger
                                        Vice President - Finance, Treasurer and
                                              Chief Financial Officer

                          INDEX TO EXHIBITS

Exhibit
Number                        Exhibit

4.3         -- Agreement and Plan of Reorganization  dated as of July 31, 1996 among  the  Registrant,  Serif  Inc.,  Gwyn  Jones  and all  other stockholders of Serif Inc.  (incorporated  by reference to Exhibit
              4.3 to the  Registrant's  current  report on Form 8-K  dated  July
              31,1996).
4.4         -- Agreement and Plan of Reorganization dated as of July 31, 1996 among the Registrant, Serif (Europe) Limited., Gwyn Jones and all
              other stockholders of Serif (Europe) Limited (incorporated by reference to Exhibit 4.4 to the Registrant's current report on
              Form 8-K dated July 31,1996).
10.30      -- Form of Lock-Up Agreements dated as of July 31, 1996 relating to limitations on stock sales between the Registrant and each of the stockholders of Serif Inc. and Serif (Europe) Limited.
              (incorporated by reference to Exhibit 10.30 to the Registrant's current report on Form 8-K dated July 31,1996).
10.31      -- Registration  Rights  Agreement  between the Registrant and the
              Stockholders of  Serif  Inc. and Serif (Europe) Limited
              (incorporated  by reference to Exhibit 10.31 to the Registrant's current report on Form 8-K dated July 31,1996).
10.32      -- Settlement and General Release Agreement dated as of July 23,
              1996 among the Registrant, Richard Bergman and Barry Cinnamon
              (incorporated by reference to Exhibit 10.32 to the Registrant's current report on Form 8-K dated July 31,1996)
27            Financial Data Schedule


  ----------