Form 10QSB
period 1996-09-30
ALLEGRO NEW MEDIA INC
filed 1996-11-05
CIK 926331

-------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                   Form 10-QSB

  (Mark One)
      [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934

            For the period ended September 30, 1996

      [   ] Transition report pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934

            For the Transition Period From _______to________

                         Commission file number 1-14076

                             ALLEGRO NEW MEDIA, INC.
              (Exact name of small business issuer in its charter)

          Delaware                                          22-3270045
     (State or other jurisdiction                        (I.R.S. Employer
   of incorporation or organization)                   Identification Number)


                  3 Oak Road, Fairfield, NJ              07004
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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,464,431 shares of common stock as of October 1, 1996.

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]


                                 ---------------

                     CROSS REFERENCE SHEET

                                                                    Page
                                                                   Number
Cover Page                                                            1

Index                                                                 2

                 Part I. Financial Information

Item 1.   Financial Statements (Unaudited):

          Condensed consolidated balance sheets - September
          30, 1996 and December 31, 1995                              3
          Condensed consolidated statements of operations -
          For the three and nine months ended September 30,
          1996 and 1995                                               4
          Condensed consolidated statements of cash flows -
          For the nine months ended September 30, 1996 and 1995       5
          Notes to condensed financial statements -
          September 30, 1996                                          6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                        8

                   Part II. Other Information

Item 1.   Legal Proceedings.                                          11

Item 2.   Changes In Securities.                                      11

Item 3.   Defaults upon Senior Securities.                            11

Item 4.   Submission of Matters to a Vote of Security Holders.        12

Item 5.   Other Information.                                          12

Item 6.   Exhibits and Reports on Form 8-K                            12

Signature Page                                                        13

Index to Exhibits                                                     14

                          Part I. Financial Information

                             ALLEGRO NEW MEDIA, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                       September 30,       December 31,
                                                          1996                  1995
                                                        (Unaudited)
                    ASSETS
Current assets:
   Cash                                                 $  990,516          $2,928,272
   Accounts receivable, net                              1,347,991             342,425
   Inventories (Note 3)                                    421,870             225,013
   Other current assets                                    226,039             103,380
                                                        ----------          ----------
       Total current assets                              2,986,416           3,599,090
Equipment, furniture and leasehold improvements -net       145,737              53,150
Goodwill and other intangibles - net                     1,376,065                  --
Royalty advances and other assets                          276,239             206,366
                                                        ----------          ----------
                                                        $4,784,457          $3,858,606
                                                        ----------          ----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $ 1,164,711          $  410,818
  Accrued liabilities and current portion of debt        1,470,670             309,924
                                                       -----------          ----------
   Total current liabilities                             2,635,381             720,742
  Long-term debt                                            58,539                  --
   Total Liabilities                                     2,693,920             720,742

Stockholders' equity:
  Serial Preferred Stock, authorized 2,000,000 shares:
   Class B Voting Preferred Stock, 60,520 shares
   issued and outstanding                                       61                  61
  Common stock, par value $.001 per share,
   authorized 18,000,000 shares; issued and
   outstanding 4,464,431 shares in 1996 and
   3,335,077 shares in 1995                                  4,464               3,335
 Additional paid-in capital                             13,156,779           6,158,753
 Accumulated deficit                                   (11,070,767)         (3,024,285)
                                                        ----------          ----------
   Total stockholders' equity                            2,090,537           3,137,864
                                                        ----------          ----------
   Total liabilities and stockholders' equity          $ 4,784,457          $3,858,606
                                                        ----------          ----------

     Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     See notes to condensed financial statements.

                             ALLEGRO NEW MEDIA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended          Nine Months Ended
                                                         September 30,               September 30,
                                                     1996              1995      1996             1995

Net sales                                         $ 1,687,889     $ 298,342   $ 2,554,937     $  913,041
Cost of goods sold                                    387,344        90,241       729,513        430,015
                                                  -----------     ----------  -----------     -----------
Gross profit                                        1,300,544       208,101     1,825,424        483,026

Selling, general and administrative
 expenses                                           3,968,380       270,166     5,623,831        987,996
Product development                                   158,172        78,009       597,738        249,894
In-process research and development                 3,886,000             -     3,886,000              -
Other (income) expense   net                          (82,685)       71,643      (135,663)        71,678
                                                  -----------     ----------  -----------     -----------
Net loss                                           (6,629,322)     (211,717)   (8,146,482)      (826,542)
Accretion of carrying value and dividends
  attributable to Class A Preferred Stock                ___         83,822          ___         251,466
                                                  -----------     ----------  -----------     -----------
Net loss attributable to common
  stockholders                                    $(6,629,322)   $ (295,539)  $(8,146,482)    $(1,078,008)
                                                  -----------     ----------  -----------     -----------

Net loss per share                                     $(1.80)        $(.25)       $(2.44)          $(.72)

Weighted average number of common
   shares outstanding                                3,680,435    1,198,994     3,331,920       1,498,133
                                                  -----------     ----------  -----------     -----------

See notes to condensed financial statements.

                             ALLEGRO NEW MEDIA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        For the Nine Months Ended September 30,
                                                           1996                        1995


Operating activities
Cash (used in) operations                               $(1,783,155)               $(878,321)

Investment activities
Purchase of equipment and furniture                         (28,602)                 (17,151)
Loans/note receivable                                      (200,000)
Acquisition of Serif Inc. and Serif
   (Europe) Ltd.--net of cash acquired                     (390,906)
                                                        ------------               -----------

                                                           (619,508)                 (17,151)

Financing activities
Proceeds from sale of common stock                          464,907
Issuance of notes payable                                                          1,648,717
Payment of notes payable                                   (559,000)
Deferred costs                                             (185,685)
                                                        ------------               -----------
                                                            464,907                  904,032

Net (decrease) increase in cash                          (1,937,756)                   8,650
Cash at beginning of period                               2,928,272                  212,749
                                                        ------------               -----------
Cash at end of period                                    $  990,516                $ 221,309
                                                        ------------               -----------


See notes to condensed financial statements.

                             ALLEGRO NEW MEDIA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.     Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB and Form 10-KSB/A for the year ended December 31, 1995.

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

3.     Inventories

Inventories consist of the following:

                                     September 30, 1996       December 31, 1995

       Raw materials                     $ 210,851                $  65,586
       Finished goods                      211,019                  125,777
                                         ---------                ---------
                                         $ 421,870                $ 225,013
                                         ---------                ---------


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

                             ALLEGRO NEW MEDIA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     4.  Shareholder's  Equity  (continued)

     On March 31, 1995, certain existing stockholder employees surrendered to the Company a total of 280,000 shares of the Company's common stock and agreed to place an additional 220,000 shares under the terms of an additional escrow agreement. These shares are to be released to the stockholders upon the Company attaining certain financial results, as defined. Release of these shares results in recognition of compensation expense based on the fair value of the shares at the date of release.

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

     On April 26, 1996, upon the execution of and delivery by the Company of a letter of intent to acquire all of the issued and outstanding capital stock of Serif Inc. and Serif (Europe) Limited, 217,000 shares of Common Stock held in escrow pursuant to the above described arrangements were released from escrow and delivered to the two stockholder employees. In connection with this release of escrow shares, the Company recorded compensation expense of $637,980. On September 5, 1996, in recognition of the performance of the Company's management team, the Board of Directors released 314,000 shares of Common Stock held in escrow pursuant to the above described arrangements and authorized such shares to be delivered to the two stockholder employees, and the remaining 11,500 shares held in escrow were canceled. In connection with this release of escrow shares, the Company recorded compensation expense of $2,135,200. There are no shares remaining in escrow.

     In May 1996, the company issued 17,273 shares of common stock, which had an aggregate value of $95,000, as part compensation for the acquisition of software.

     On July 31, 1996 the Company issued 1,000,000 shares of common stock upon the completion of the acquisition of Serif Inc. and Serif (Europe) Limited. In addition, the Company issued 14,181 shares of common stock to its investment banker as partial payment for services rendered in conjunction with the acquisition of Serif Inc. and Serif (Europe) Limited.

     On September 18, 1996 the Company granted to M. S. Farrell & Co. ("MSF") and a designee thereof warrants to purchase 500,000 shares of common stock at an exercise price of $6.875, which approximated current market value. These warrants have a term of six years. In exchange for these warrants the Company received a waiver of certain cash compensation and consulting fees payable by the Company to MSF as well as the right to pay in cash or common stock, valued at time of payment, MSF's fee to terminate its exclusive investment banking relationship, right of first refusal with respect to future financing transactions, right to certain merger and acquisition fees and financial consultant fees. The Company ascribed a value of $100,000 to these warrants and recorded a charge to current operations for this amount. In addition to the grant of warrants, the Company extended the expiration date of MSF's 103,300 underwriter warrants to purchase shares of common stock at an exercise price of $6.15 per share to August 20, 2002.

                             ALLEGRO NEW MEDIA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.     Business Combination

     On July 31, 1996, Allegro New Media, Inc. (the "Company") acquired all of the outstanding common stock of Serif, Inc. and all of the outstanding preferred and common stock of Serif (Europe) Ltd. (collectively "Serif".) The aggregate purchase price was approximately $5,300,000. The acquisition has been accounted for as a purchase and the results of operations of Serif are included in the Company's consolidated financial statements beginning August 1, 1996. Under the purchase method of accounting, the assets and liabilities have been adjusted to their preliminary estimated fair values based upon available information and are subject to revision. As a result of the preliminary purchase price allocation, a charge to earnings of approximately $3,886,000 was recorded on the date of acquisition representing the cost assigned to in-process research and development.

     The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had been completed at the beginning of the respective periods and does not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future.

                                             Year ended      Nine Months Ended
                                            December 31,       September 30,
                                                1995         1996          1995

Net sales                                     $11,445       $6,660       $9,006

(Loss) before extraordinary item              $ 5,552            -            -

Net (loss)                                    $ 6,523       $8,351       $1,327

Net (loss) per share                          $  2.62       $ 2.03       $ 0.54

 6.     Subsequent Events.

     On October 1, 1996, the Company announced that it had entered into a definitive merger agreement with Software Publishing Corporation (NASDAQ: SPCO). Under the terms of the agreement, Software Publishing Corporation ("SPC") will become a wholly-owned subsidiary of the Company and SPC stockholders will receive approximately 0.26805 shares of the Company's common stock for each share of SPC stock. In connection with this transaction, SPC has agreed to provide a loan to the Company of $1,000,000. The merger requires the approval of the shareholders of SPC. Following the merger, SPC stockholders will hold approximately 43% of the outstanding shares of Allegro. The acquisition will be accounted for under the purchase method of accounting. In connection with this transaction, the Company will file a registration statement with the Securities and Exchange Commission to register the shares of its common stock to be exchanged.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     The Company designs, develops and markets a line of computer software products principally for the SOHO and small business markets and intends to de-emphasize its family lifestyle and home reference product lines upon completion of the anticipated merger with SPC. The Company currently derives substantially all of its net sales from products sold by its direct mail and call centers, its internal sales force and independent sales representatives to retailers, distributors and OEMs.

     The development of the Company's computer software publishing business has involved the development and acquisition of proprietary computer software, the licensing of CD-ROM and, in certain instances, other electronic publishing rights to content, and the creation and conversion of original and supplemental text, video, audio, graphics and animation. The Company's continued growth is expected to require continued increases in the number of the Company's employees, expenditures for new product development, the acquisition of product rights, sales and marketing expenses, and general and administrative expenses relating to the development of a management infrastructure and facilities necessary to support the Company's growth.

     Costs of goods sold consists primarily of product costs, royalties and an inventory allowance for damaged and obsolete products. Product costs consist of the costs to purchase the underlying materials and print both boxes and manuals, media costs (CD-ROM's and other media) and assembly. The product development costs associated with the Company's products are expensed as incurred.

Results of Operations

     Three Month Period Ended September 30, 1996 Compared to the Three Month Period Ended September 30, 1995

     Net Sales. Net sales increased approximately 466% from $298,342 in the three month period ended September 30, 1995 to $1,687,889 in the three month period ended September 30, 1996. This increase in net sales was partially attributable to an increased number of products available for sale, due to the introduction of four new products in the Serif line into the Company's retail product mix, an expansion of its retail distribution channel through contracting with two additional software distributors, as well as the inclusion of two months of sales provided by the Company's Serif subsidiaries. The Company provided in the three month period ended September 30, 1996 for returns at approximately 25% of gross sales versus approximately 20% in the three month period ended September 30, 1995.

     Cost of Goods Sold. Cost of goods sold increased approximately 329% from $90,241 in the three month period ended September 30, 1995 to $387,344 in the three month period ended September 30, 1996, as a result of higher sales volume. As a percentage of net sales, cost of goods sold decreased from approximately 30% of net sales in the three month period ended September 30, 1995 to approximately 23% of net sales in the three month period ended September 30, 1996 as a result of lower unit costs and product mix.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3,698,214 or approximately 1,370% from $270,166 in the three month period ended September 30, 1995 to $3,968,380 in the three month period ended September 30, 1996. Approximately 60% of the increase, or $2,135,200, resulted from a charge to compensation expense resulting from the release in September 1996 of 314,000 escrow shares to two management stockholders. All expenses have increased year-over-year due to the inclusion of two months of expenditures associated with the Company's Serif operations which were not included in the 1995 period. Total selling expenses increased approximately 1,324% from $47,090 in the three month period ended September 30, 1995 to $670,994 in the three month period ended September 30, 1996, primarily as a result of an increase in direct mail advertising and costs associated with the Company's Serif operations. In addition to the above mentioned compensation charge, total salaries and wages increased $429,980 or approximately 415%, from $103,639 in the three month period ended September 30, 1995 to $533,619 in the three month period ended September 30, 1996. This increase is largely due to the inclusion of wages attributable to the Company's Serif operations as well as wage increases to key personnel in accordance with their employment agreements. Bad debt expense increased by approximately $106,734 in the current period due to the Chapter 11 bankruptcy filing of one of the major software distributors.

     Product Development. Product development expenses increased approximately 103% from $78,009 in three month period ended September 30, 1995 to $158,172 in the three month period ended September 30, 1996 principally as a result of an increase in product development costs associated with producing four new Serif products. The Company believes that development expenses will increase in dollar amount in the future as the Company expands its development activities, although the Company's long-term goal is to continue to reduce product development costs as a percentage of sales. All development costs are been expensed in the period incurred.

     In Process Research and Development. Based on a preliminary allocation of the purchase price, the Company expensed $3,886,000 of in-process research and development associated with its acquisition of the Serif Companies.

     Other Income. Other income increased from a net expense of $71,643 in the three month period ended September 30, 1995 to income of $82,685 in the three month period ended September 30, 1996 primarily as a result of higher cash balances and royalty income from Serif operations.

     Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

     Net Sales. Net sales increased approximately 180% from $913,041 in the nine month period ended September 30, 1995 to $2,554,937 in the nine month period ended September 30, 1996 largely as a result of inclusion of the sales from the Company's Serif subsidiaries for two months in the 1996 period. There are no Serif results included in the 1995 period. The Company's year-over-year comparable sales results increased 38%. As a result of an increased number of products and increased sales to certain larger customers, the Company provided in the nine month period ended September 30, 1996 for returns at approximately 25% of gross sales versus approximately 20% in the nine month period ended September 30, 1995.

     Cost of Goods Sold. On a year-over-year basis, cost of goods sold increased approximately 69% or $299,498 from the nine month period ended September 30, 1995 versus the nine month period ended September 30, 1996 largely due to increased sales volumes. Cost of goods sold decreased as a percentage of net sales from approximately 47% in the nine month period ended September 30, 1995 to approximately 29% in the nine month period ended September 30, 1996, as a result of increased sales volume providing lower per unit production costs and a change in product mix.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4,635,883 or approximately 469% from $987,996 in the nine month period ended September 30, 1995 to $5,623,831 in the nine month period ended September 30, 1996. Expenses in the nine month period ended September 30, 1996 include a charge to compensation expense of $2,135,200 due to the release of 314,000 shares of common stock from escrow in September and $637,980 in compensation expense related to the release from escrow of 217,000 shares of common stock in April to two management stockholders. In addition to the escrow release, the 1996 expenses include expenses for two months of operations of the Company's Serif operations which are not included in the 1995 period. Total selling expenses increased approximately 305% from $243,875 in nine month period ended September 30, 1995 to $987,437 in the nine month period ended September 30, 1996, primarily as a result of the Company's direct mail operations and increased advertising. Bad debt expense increased by approximately $180,572 due to the chapter 11 bankruptcy filing of one of its software distributors.

     Product Development. Product development expenses increased approximately 139% from $249,894 in the nine month period ended September 30, 1995 to $597,738 in the nine month period ended September 30, 1996, primarily as a result of the Company expensing $243,750 relating to the acquisition of a developmental software program, the Company's development of new Serif products and continued development of proposed new Internet products. The Company believes that development expenses will increase in dollar amount in the future as the Company expands its development activities, although the Company's long-term goal is to continue to reduce product development costs as a percentage of sales. All development costs have been expensed in the period incurred.

     In Process Research and Development. In the nine month period ended September 30, 1996, based on a preliminary allocation of the Serif purchase price, the Company expensed $3,886,000 of in-process research and development costs associated with the acquisition of the Serif companies.

     Other Income. In the nine month period ended September 30, 1996 the Company received other income of $135,663 versus a net expense of $71,678 in the nine month period ended September 30, 1995, primarily as a result of higher cash balances and royalty income. The Company had no royalty income in 1995.

Liquidity and Capital Resources

     The Company historically has been unable to generate sufficient cash flow to fund operations. Working capital deficiencies had been funded principally through private placements of securities until the Company's initial public offering ("IPO"), completed in December 1995, and the exercise by the underwriter of its over-allotment option on January 23, 1996. The Company through its IPO raised net funds of $4,156,411 ($2,906,411 after retiring debt) and $464,907 from the exercise of the over-allotment option. As a result of the Merger Agreement with SPC, the Company obtained a loan facility of $1,000,000. As of September 30, 1996 the Company had working capital of $351,035, including cash and cash equivalents of $990,516 and a note receivable of $200,000. Management believes that the Company has working capital sufficient for the Company's current operations for at least the next twelve months. The Company has no bank or other credit facility other than the loan facility from SPC and there can be no assurances that the Company will be able to obtain such financing on favorable terms, if at all, or that such financing will be on terms acceptable to the Company. See Note 6 to the Condensed Consolidated Financial Statements.

     The Company's operating activities for the first nine months of 1996 used cash of $1,783,155, primarily related to costs associated with and loans made to Serif as part of a the Company's acquisition of Serif, an increase in accounts receivable and inventories associated with higher net revenues and a reduction of trade accounts payable. The Company intends to continue to utilize its working capital in 1996 for product development, marketing and advertising, to finance the higher level of inventory and accounts receivable necessary to support the anticipated continued increase in sales, for capital expenditures, including the purchase of computer equipment, and for internal and external software development. However, the Company's working capital requirements may change depending upon numerous factors, including, without limitation, the need to finance the licensing or acquisition of third party software as well as increased inventory and accounts receivable arising from the sale and shipment of new products.

     The Company estimates its consolidated tax net operating loss carryforwards to be approximately $10.2 million at September 30, 1996. The Company expects that after giving effect to its proposed merger with Software Publishing Corporation, an "ownership change" will be deemed to have occurred under Section 382 of the Code and the regulations thereunder with respect to it, and that as a result thereof the use by the Company of its net operating loss carry forwards will be limited.

     From December 1993 through May 1995, Barry A. Cinnamon and Richard Bergman, Allegro's former Vice President of Product Development, placed an aggregate of 542,500 shares of Allegro Common Stock in escrow pending Allegro's attainment of certain minimum net revenue or Allegro Common Stock price per share thresholds. Five hundred and thirty-one thousand (531,000) of these shares have been released from escrow (500,000 shares to Barry A. Cinnamon and 31,000 to Richard Bergman) by the Allegro Board, with the consent of MS Farrell and the remaining 11,500 of these shares have been surrendered for cancellation. In connection therewith, Allegro has recognized compensation expense of approximately $2,773,180 in the nine-month period ended September 30, 1996.

     Except for historical information contained herein, the matters set forth herein are forward looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Potential risks and uncertainties include, among other things, such factors as the level of business and consumer spending for computer software, the amount of sales of the Company's products, the competitive environment within the computer software industry, the ability of the Company to integrate the Serif operations, the level and costs incurred in connection with the Company's product development efforts and the financial strength of the retail industry.

Seasonality

     The computer software market is characterized by significant seasonal swings in demand, which typically peak in the fourth quarter of each year. The seasonal pattern is due primarily to the increased demand for software during the year-end holiday buying season. Allegro expects its net sales and operating results to continue to reflect this seasonality. Allegro's revenues may also experience substantial variations as a result of a number of factors, such as consumer and business preferences and introduction of competing titles by competitors, as well as limited time promotional pricing offers. There can be no assurance that Allegro will achieve consistent growth or profitability on a quarterly or annual basis.

Inflation

     Allegro believes that inflation has generally not had a material impact on its operations.

                    PART II. Other Information

Item 1.   Legal Proceedings.

     The Company is not involved in any material pending legal proceedings. In August 1995, the Company commenced an arbitration proceeding against Media Depot, Inc., a distributor of products to the OEM market, seeking to collect approximately $78,000 in past due accounts receivable. A hearing relating to this arbitration proceeding was held in April 1996 and the Company was awarded $78,262 in respect of its claim. No assurance can be given as to the collectability of the award the Company has received in connection therewith. The Company has provided for the potential loss of the receivable and is in the process of attempting to collect this award through the California courts.

 Item 2.            Changes in Securities.

           None.

 Item 3.            Defaults upon Senior Securities.

       None.

Item 4.    Submission of Matters to a Vote of Security Holders.

      The Company held its Annual Meeting of Stockholders on September 5, 1996. The following proposals were adopted by the votes indicated:

           1) Three directors were elected to Class III of the Board of Directors to serve until the Annual Meeting of Stockholders in 1999, in addition to the other six directors whose term of office continued after the meeting. The names of the newly elected directors and votes cast in favor of their election and shares withheld are as follows:

                   Name                 Votes For      Votes Withheld
          Lori Kramer Cinnamon          2,584,467           51,454
          George L. Lauro               2,584,467           51,454
          Mark E. Leininger             2,584,467           51,454

          2) Approval of the amendment of the Company's 1994 Long Term Incentive Plan to increase the number of authorized shares from 400,000 shares to 1,000,000 shares. The votes cast in favor of the proposal, against the proposal and those votes which abstained are as follows:

               Votes For                Votes Against       Votes Abstained
               2,347,201                    100,659                 14,650

           3) Approval of the amendment of the Company's Outside Director and Advisor Stock Option Plan to increase the number of authorized shares from 300,000 shares to 500,000 shares. The votes cast in favor of the proposal, against the proposal and those votes which abstained are as follows:

                    Votes For           Votes Against       Votes Abstained
                    2,345,311               105,729                 11,470

Item 5.   Other Information.

     On October 1, 1996, the Company entered into a definitive merger agreement with Software Publishing Corporation (NASDAQ: SPCO). Under the terms of the agreement, Software Publishing Corporation ("SPC") will become a wholly-owned subsidiary of the Company and SPC stockholders will receive 0.26805 shares of the Company's common stock for each share of SPC stock. Following the merger, SPC stockholders and vested option holders will hold approximately 45% of the outstanding shares and vested options of Allegro. The acquisition will be accounted for under the purchase method of accounting.

     On October 24, 1996, Gwyn Jones resigned as a director, officer and employee of the Company. On October 25, 1996, Joseph Cirillo resigned as a director of the Company.

Item 6.   Exhibits and Reports on Form 8-K

     (a) The Exhibits listed on the accompanying index immediately following the signature page are filed as part of this report.

     (b) Reports filed on Form 8-K during the quarter ended September 30, 1996:

                    The  Company  filed a Form 8-K dated July 31,  1996 with the
               Securities and Exchange Commission covering items 2, 5 and 7 relating to the acquisition of Serif Inc. and Serif (Europe) Limited.

                    The Company  filed a Form 8-K/A on October 15, 1996 with the
               Securities and Exchange Commission updating item 7 of the July 31, 1996 report.



                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ALLEGRO NEW MEDIA, INC.

Date:     October 31, 1996            By:    /s/ Barry A. Cinnamon
                                             Barry A. Cinnamon
                                      Chairman of the Board, President and
                                          Chief Executive Officer
                                       (Principal Executive Officer)

Date:     October 31, 1996            By:    /s/  Mark E. Leininger
                                             Mark E. Leininger
                                       Chief Operating Officer, Vice President-
                                       Finance, Treasurer, Chief Financial
                                                   Officer
                                           (Principal Accounting Officer)

                        INDEX TO EXHIBITS

Exhibit
Number                         Exhibit

 10.33       -- Agreement and Plan of  Reorganization  dated as of October 1,
                1996 by and among the Registrant, SPC Acquisition Corporation and Software Publishing Corporation.

 10.34       -- Amendment to Escrow Agreements dated December 27, 1993 and
                May 25, 1995.

 10.35       -- Amendment No. 6 to Employment Agreement dated as of December
                27, 1993 between the Company and Barry A. Cinnamon.

 10.36       -- Agreement dated October 25, 1996 between the Company and Mark
                E. Leininger.


----------