Form 10KSB
period 1996-12-31
ALLEGRO NEW MEDIA INC
filed 1997-04-15
CIK 926331

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended: DECEMBER 31, 1996
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _________ to __________

                         Commission file number: 1-14076

                             ALLEGRO NEW MEDIA, INC.
                 (Name of small business issuer in its charter)

            DELAWARE                                             22-3270045
 (State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                             Identification No.)

111 NORTH MARKET STREET, SAN JOSE CALIFORNIA                       95113
 (Address of principal executive offices)                        (Zip Code)

Issuer's telephone number: (408) 537-3000

Securities registered under Section 12(b) of the Exchange Act: COMMON STOCK, PAR VALUE $.001

Securities registered under Section 12(g) of the Exchange Act: NONE

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.  Yes  X
No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's net revenues for its most recent fiscal year.
$4,700,955.

         The aggregate market value of the voting stock held by non-affiliates of the small business issuer was $19,948,117 at April 4, 1997, based on the last bid price of the Common Stock on such date of $3-3/16, as reported by the Nasdaq Stock Market.

         As of April 4, 1997, there were a total of 8,050,424 shares of the Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                     PART I


INTRODUCTORY COMMENT - FORWARD LOOKING STATEMENTS.

         Statements contained in this Annual Report on Form 10-KSB that are not based upon historical fact are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements included in this Form 10-KSB involve known and unknown risks, uncertainties and other factors which could cause actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the best estimates by Allegro New Media, Inc. (the "Company") of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms.

         As discussed in "Item 1. Description of Business," the Company has recently acquired three operating software companies with the expectation that such transactions will result in long-term strategic benefits. The realization of these anticipated benefits will depend in part on whether the operations of the Company and its recently acquired subsidiaries can be fully integrated in an efficient and effective manner. This requires, among other things, integration of the Company's and such subsidiaries' respective product offerings and coordination of the Company's and such subsidiaries' sales, marketing and research and development efforts and distribution channels. While the Company has substantially implemented its integration plans, there can be no assurance that the expected long-term strategic benefits of the recent acquisitions will be realized.

         Additional potential risks and uncertainties include, among other things, such factors as the overall level of business and consumer spending for computer software, the amount of sales of the Company's products, the competitive environment within the computer software industry, the level and costs incurred in connection with the Company's product development efforts and the results of such efforts, the financial strength of the retail industry, market acceptance of the Company's products, certain technological considerations, competition, dependence on key personnel and the other factors and information disclosed and discussed in "Item 1. Description of Business," "Item 6. Management's Discussion and Analysis or Plan of Operation" and in other sections of this Form 10-KSB. Readers of this Form 10-KSB should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements.


ITEM 1.           DESCRIPTION OF BUSINESS.

GENERAL

         The Company is an international developer and supplier of computer software applications and companion utilities, primarily for the corporate and small office/home office ("SOHO") markets. These software applications and companion utilities are targeted towards the visual communications product category, and improve the graphical appeal and overall effectiveness of documents produced by desktop publishing, presentation graphics, web page, word processing and similar applications. The Company currently offers 25 products that operate on the Windows(R) 3.1, Windows 95, Windows NT(R) and DOS operating systems for IBM personal computers and compatibles.

         The Company was incorporated in Delaware on December 23, 1993, and succeeded to the business of its predecessor New Jersey corporation, which was formed on July 20, 1992. In July 1996, the Company acquired (the "Serif Acquisition") Serif Inc. and Serif (Europe) Limited (collectively, "Serif"), which significantly expanded its product line to include desktop publishing titles Serif PagePlus(TM) and Serif DrawPlus(TM), among others. In December

1996, the Company acquired all of the outstanding capital stock of Software Publishing Corporation ("SPC") as the result of a merger (the "Merger") of a wholly-owned subsidiary of the Company with and into SPC, as a result of which the Company's product line expanded further to include SPC's presentation graphics and other visual communications and business productivity software products. The Company continues to operate SPC and the Serif companies as wholly-owned subsidiaries. Unless the context otherwise requires, all references herein to the Company include Allegro New Media, Inc. and its subsidiaries, including Software Publishing Corporation, Serif Inc. and Serif (Europe) Limited, on a consolidated basis.

         The Company's primary product families are the Active line of companion utility products (currently consisting of ActiveOffice(TM)), the ASAP(TM) line of presentation graphics products, the Serif(TM) line of desktop publishing and drawing products and the Harvard (TM) line of graphical information presentation products. ASAP, the first product based upon the Intelligent Formatting technology acquired as a result of SPC's purchase of Digital Paper, Inc. in March 1995, was introduced in September 1995. In 1996, the Company introduced new products including ASAP WordPower(TM), ASAP WebShow(TM), ASAP WebShow Presentation Kit, Serif PagePlus(TM) 4, Serif DrawPlus(TM) 3, and a suite of presentation products called the Harvard Graphics Presenter's Pack(TM) consisting of Harvard Graphics(R), Harvard ChartXL(R), Harvard Spotlight(R), and Flamingo Plus(TM)(distributed under license from a third party), and also created two Internet plug-ins, ASAP WebShow for Netscape(R) Navigator(TM) and an ActiveX version of ASAP WebShow for Microsoft(R) Internet Explorer(TM) 3.0. In January 1997, the Company introduced ActiveOffice, which is a companion product to Microsoft Office that is designed to give users of Microsoft(R) Word, Excel, PowerPoint and Exchange Mail, a quick and easy way to convert plain text and numbers into visual graphics.

         The Company's products are sold primarily through retail, corporate, direct mail and original equipment manufacturer ("OEM") channels. The Company has also positioned itself to take advantage of the Internet as an additional sales medium. Corporate sales are comprised of both individual product sales as well as volume sales. Most sales to the retail channel are made on a two-step basis with the initial sales being made to distributors and then to retail chains. Direct mail sales are generated by inbound and outbound telemarketing operations in the U.S. and U.K. The Company also distributes its products through OEMs on a bundled or value-added basis. In addition, the popularity of the Internet and the World Wide Web has made it feasible for the Company to distribute its products over the Internet. Currently, the Company distributes locked versions of its products over the Internet for free. These products can then be used for a period of time (typically 30 days) before the customer has to pay the Company for an unlocking code (usually purchased over the telephone), thereby giving the customer permanent use of the product. As the Internet evolves mechanisms for efficiently and securely charging customers directly for software, the Company expects that it may be able to supplement traditional forms of software distribution with distribution of its software directly over the Internet medium.

         Retail computer stores which sell the Company's products include major national dealers such as Best Buy, CompUSA, Computer City, Micro Center, Egghead Discount Software, Staples, Office Depot and OfficeMax, as well as major software retailers in the U.K. Major corporate resellers of the Company's products include Stream International, Inc., Softmart Inc., and Software Spectrum, Inc. The Company's major distributors are Ingram Micro, Inc., Navarre and Tech Data. Upgrades of the Company's products are sold through resellers and distributors, as well as directly to customers by the Company's telemarketing sales force.

         The Company believes that there is a strategic fit among the visual communications software products of its subsidiaries. The anticipated benefits of the combination of the businesses of the Company and its subsidiaries as a result of the SPC and Serif acquisitions, or that may result from any potential future acquisitions, will depend in part on whether these operations can be integrated in an efficient and effective manner. There can be no assurance that this will occur.

     The successful combination of companies and product lines in the software applications industry may be more difficult and require a greater period of time to complete than in other industries. The Company believes that some of the primary reasons for this difficulty relate to the intricacies of software source code and the tendency within the software application industry to focus on specific markets for products. Where software companies combine operations, the integration of source codes, which requires line-by-line coordination, and redefinition of marketing efforts, may be necessary. With respect to the Company, areas requiring substantial coordination include integrating the Intelligent Formatting technology into products previously and newly developed by SPC and Serif and adjusting the various distribution channels and market targets established in the past. Further, the success of the integration process will be significantly influenced by the ability of the Company to attract and retain key management, sales, marketing and research and development personnel, while concurrently minimizing the Company's costs and expenses. There is no assurance that the foregoing will be accomplished smoothly or successfully. The continued integration of operations will require the dedication of management resources, which may distract attention from the day-to-day operations of the Company. The inability of management to successfully fully integrate the operations of the Company and its subsidiaries could have a material adverse effect upon the business, operating results and financial condition of the Company. The Company may acquire other companies, products or technologies in the future. There can be no assurance that these acquisitions would be effectively integrated, that such acquisitions will not result in costs or liabilities that could materially and adversely affect the Company's business, operating results and financial condition, or that the Company will obtain the anticipated or desired benefits of any such transactions. See "Business Strategy" below.

         Historically, the sales models used by the Company and its subsidiaries sales organizations have differed significantly. There can be no assurance that the Company will be able to take full advantage of the combined sales force's efforts. In addition, uncertainties regarding overlap of products may cause customers to delay or alter purchasing decisions. The MIS and computer systems used by the Company and its subsidiaries have differed significantly, and a new system is planned for implementation in 1997. There can be no assurance that the implementation of this new system will proceed smoothly and accurately or will produce the desired information in a timely fashion.

         The Company's principal executive offices are located at 111 North Market Street, San Jose, California 95113; telephone (408) 537-3000. The Company maintains a website at www.spco.com.

BUSINESS STRATEGY

         The Company's strategic objective is to become a leading supplier of easy-to-use software applications and companion utilities that improve the graphical appeal and overall effectiveness of documents produced by desktop publishing, presentation graphics, web page, word processing and similar applications. To achieve its strategic objective, the Company intends to build upon what management believes are the advantages provided by the Company's proprietary Intelligent Formatting technology by including this technology in companion applications designed for market leading products (such as ActiveOffice which is designed for Microsoft Office 97) and including this technology in standalone applications (such as ASAP WordPower) The Company also intends to create new products in the visual communications category that will appeal to its existing customer base and to continue to support new computing environments as they emerge and represent potentially profitable opportunities.

         The Company believes that many current graphical presentation software applications and first-generation Internet publishing tools were designed for computer specialists, corporate MIS departments, computer consultants and other technically knowledgeable users. The Company believes that there is a large market opportunity for software that makes it easy for the average computer user to create high-quality, graphically rich documents, presentations and web pages. In order to facilitate the development of products for this market opportunity, the Company acquired the Intelligent Formatting technology through SPC's acquisition of Digital Paper, Inc. in March 1995. Using Intelligent Formatting technology, customers who are not computer specialists can create effective, well-designed documents using simple high-level commands. With Intelligent Formatting, users can manipulate graphic design factors such as layout, design and color, while the software program automatically correlates these factors to create an effective and visually pleasing design. Moreover, the automated correlation of these design factors enables the user to make changes even at the last minute, and to test "what if" scenarios with the confidence that the change will not create unexpected ripple effects requiring many more changes before a satisfactory document is produced. In contrast, many experienced users of traditional graphical presentation programs have learned to be very cautious in making changes at the last minute because of ripple effects in which one change necessitates many other changes to restore the visual integrity of the document. However, with the Company's Intelligent Formatting technology, when making such changes, the user's text would be automatically rearranged, including font sizes being changed, which maintains a visually pleasing design while retaining the integrity of the document.

         The Company believes its Intelligent Formatting technology is well suited for use with on-line systems such as the Internet because it requires only unformatted text, along with a small amount of additional information, to be stored in a file and transmitted across a network. In most applications, the graphical formatting of the document is derived by the Intelligent Formatting engine on the user's computer as the object is viewed, substituting relatively abundant local computing power for relatively scarce network transmission bandwidth. In addition, the technology's component-based architecture is relatively compact, efficient and portable across computer operating platforms. The Company believes that its Serif(TM) technology provides end-users with the ability to produce high-quality desktop publishing documents with easy to use interfaces. The Company intends to incorporate its Intelligent Formatting technology into additional SPC products and certain Serif products. However, there can be no assurance that such integration efforts will proceed smoothly or that commercially successful products will result from such efforts.

PRODUCTS

         The Company creates products that have identifiable market niches in which it believes, based on management's experience, that it can attain a significant market share. The Company generally recommends "street" or "actual purchase" prices, which may vary from time to time, for its products; however, these prices may vary from prices that customers actually pay. Customer preferences for software products are difficult to predict and few software products achieve sustained market acceptance. The Company is and will continue to be dependent on the market acceptance of its existing products, the development of upgrades to its existing products and the development and introduction of new products which achieve market acceptance.

         The Company's primary software application and companion utility product lines include visual communications and presentation graphics, desktop publishing, and business productivity applications. Certain of the Company's product lines are available in languages other than English, including those product lines with significant foreign revenues. Both the Serif and Harvard lines of products continue to derive substantial revenues from foreign sales. See "Item 6. Management's Discussion & Analysis or Plan of Operations".

         The Company's primary products are described below:

         VISUAL COMMUNICATIONS AND PRESENTATION GRAPHICS

         Active Office, which was released in January 1997, is designed as a companion to Microsoft Office that gives users of Word, Excel, PowerPoint, and Exchange Mail a quick and easy way to turn plain text and numbers into high-impact visual elements which are embedded in their text, thereby increasing the communication effectiveness of their documents. By highlighting specific text or numbers in the document and then operating the ActiveOffice formatting product, those words and numbers are graphically transformed into selected graphics or designs which amplify the author's message. The Intelligent Formatting technology embedded in ActiveOffice permits the user to complete complex and time consuming graphics tasks with the click of a mouse button, thereby simplifying the creation of professional-quality visual presentations. Different layouts and color schemes, in a wide variety of arrangements, are available for user experimentation to permit customized visual communications without the constant fine tuning required by competing products that require redrafting after each unsuccessful attempt. ActiveOffice works with Windows 95 or Windows NT 4.0 operating systems. ActiveOffice is available in international English, domestic English, German, French and Spanish.

         ASAP WordPower, v.1.95 is a presentation graphics application that helps inexperienced users create a presentation within a few minutes. Built on Intelligent Formatting technology, ASAP WordPower allows the Windows 95 user to convert text created in ASAP WordPower or MS Word into a professional, well-designed presentation. ASAP

WordPower is available in international English, domestic English, German, Spanish, Italian, French, Portuguese and Dutch.

         ASAP WebShow is a viewer for presentations that are created with the Company's ASAP WordPower presentation software and posted to the World Wide Web. The combination of ASAP WebShow and ASAP WordPower provides a set of tools to enhance communications over the Internet. Together, these two products offer users a solution for creating and viewing presentations on the World Wide Web. An ASAP WebShow user can view a presentation in interactive or auto-run mode, download the materials for later viewing, or print hard copies for local use.

         ASAP WebShow Presentation Kit is a suite of products, consisting of ASAP WordPower, ASAP WebShow, Progressive Network's RealAudio Personal Server 2.0, the RealAudio Player and the RealAudio Encoder 2.0. The ASAP WebShow Presentation Kit provides the user with a solution for creating, viewing and hearing presentations on the World Wide Web. Working with the RealAudio System (a client-server based audio-on-demand delivery system for the Internet and Intranet distributed under license from Progressive Networks, Inc.), presentations can be enriched with sound and voice. The Company believes that this type of collection of products in kit form is beneficial for corporate Intranets because it can be used to distribute critical information to employees at remote offices. The Kit is also a tool for disseminating information to the public via the Internet.

         ASAP WebShow for Netscape Navigator(TM) 2.0 is a Plug-in presentation viewer for the World Wide Web bundled with the Netscape Power Pack, which includes Netscape Navigator 2.0 and companion utilities for Netscape Navigator. ASAP WebShow enables Netscape Navigator 2.0 users to view, download and print graphically rich reports and presentations from the Web.

         ASAP WebShow for Microsoft Internet Explorer is a Plug-in presentation viewer for the World Wide Web bundled with Microsoft's Internet Explorer Starter Kit. ASAP WebShow takes advantage of Microsoft Internet Explorer 3.0's support for ActiveX technologies to provide a way to access presentations on the Web. By using the automatic download and update functionality of Microsoft Internet Explorer 3.0, ASAP WebShow is transparently installed and updated as needed when viewing an Internet presentation.

         Harvard Graphics 4.0 for Windows 95 is a Windows presentation graphics package offering a range of capabilities that help users create and deliver more effective presentations. Harvard Graphics 4.0 for Windows 95 has a similar look and feel to Microsoft Office 95, enabling users to benefit from a common user interface among all compliant applications. Version 4.0 expands on the Harvard Graphics Advisor System feature introduced in previous versions, the interactive design checker and Harvard montage lite, an image browser. The Advisor System is comprised of pre-designed Quick Presentations, or sample presentations with common business themes that users can customize; Quick Advice, which provides users with "how to" advice on the selection and effective use of presentation styles, output devices and chart types; and the interactive Design Checker, which checks a user's presentation against a set of design rules, offering specific design suggestions to improve a slide's appearance. Version 4.0 provides Quick Tips and Design Tips, expands the use of Quick Looks throughout the product and provides enhancements through an Animation Player with 15 ready-made clips.

         Harvard Graphics 3.0 for Windows is a Windows 3.1 presentation graphics package offering the Advisor System and an interactive Design Checker.

         Harvard ChartXL 2.0 for Windows 95 is a charting application that gives users of spreadsheet software and other major Windows-based applications a tool for analyzing, viewing and presenting their data more effectively. The new version offers more than 300 unique two- and three-dimensional business, statistical, and technical chart types, coupled with spreadsheet capabilities and "what if" analytical tools.

         Harvard Spotlight 2.0 for Windows 95 helps presenters control the flow and delivery of their electronic presentations. Using Harvard Spotlight, presenters can set up different views, including current audience slide, presentation notes, next slide preview, navigation bar, and presentation status panel. During an electronic presentation, the user has access to all this information, while the audience sees only the current slide. Harvard Spotlight 2.0 also has a dual-display VGA PCMCIA card feature for notebook computer users.

         Harvard Graphics Presenter's Pack is a presentation suite of products consisting of Harvard Graphics 2.0, Harvard ChartXL, Harvard Spotlight, and Flamingo Plus (a paint and image-editing program, distributed by the Company under license from a third party supplier).

         BUSINESS PRODUCTIVITY APPLICATIONS

         Serif PagePlus 4 Professional Edition for Windows 95 is the Company's premium desktop publishing application which is designed for the average computer user, but also includes a range of professional desktop publishing features. PagePlus 4 can produce professional-quality advertisements, flyers, reports, banners, brochures, newsletters, greeting cards and other written documents and includes 17,000 clipart images and photos, 200 fonts and 200 design wizards.

         Serif PagePlus Home/Office for Windows 95 is designed for more price-sensitive SOHO and home computer desktop publishing users who do not need all the content and advanced features included in PagePlus 4. This product includes over 7,000 clipart images and photos, 100 fonts and 100 design wizards.

         Serif DrawPlus 3 Home/Office Edition for Windows 95, is designed for the average computer user, but also includes a range of more advanced drawing and design tools so that they can create logos, posters, cartoons, certificates, report covers and greeting cards. DrawPlus 3 includes over 120 drawing wizards, 17,000 clipart images and photos, 400 fonts and a photo editor.

         Serif Publishing Power Suite is a combination of products consisting of PagePlus 3, TypePlus, TablePlus, DrawPlus 3, PhotoPlus, Arena 3D Design ED (licensed from a third party) and PhotoMorph 2.0 (licensed from a third party), along with 7,000 clipart images, 500 photos and 400 fonts.

         Word Processing and Other Products. The Company's word processing and other business productivity products are generally older, legacy products for mature market segments. These products include Professional Write, Professional Write PLUS, OfficeWriter and Professional File. The Company has de-emphasized this category.

         OTHER PRODUCTS

         The Company markets a series of interactive multimedia tutorial and reference products, primarily under the Company's Learn to Do(R) and licensed Entrepreneur(R) Magazine product brands. These titles include Learn to Do Windows 95 with John C. Dvorak, and five products made in conjunction with Entrepreneur Magazine, including Small Business Encyclopedia, Guide to Raising Money and 1,000 Essential Business Forms and Letters. The Company has de-emphasized this product category.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

         The Company believes that its success depends significantly upon its proprietary technology. The Company currently relies on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions and other written materials under trade secret, patent and copyright laws to protect its proprietary technology; however, these generally afford only limited protection. The Company has registered and applied for registration for certain service marks and trademarks, and will continue to evaluate the registration of additional service marks and trademarks as appropriate. Additionally, the Company copyrights its software and related user documentation, but the copyright laws afford only limited practical protection against duplication of the media embodying the programs and the related user manuals. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or services or to obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. Monitoring and identifying unauthorized use of such broadly disseminated products as personal computer software is difficult. The Company expects software piracy to be a continuing problem for the software industry. The Company relies upon software engineering and marketing skills to protect its market position, in addition to the copyright and trademark or trade secret protection discussed above. Because the software development industry is characterized by rapid technological change, the Company believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are as important to establishing and maintaining a technology leadership position as the various legal protections of its technology.

         The Company currently has patent applications pending related to its Intelligent Formatting technology and the technology contained in its Harvard Spotlight product. There can be no assurance that any new patent applications will be submitted, that any pending applications will be approved, that if issued, any such patent will not be challenged, or that if challenged, any such patent will not be invalidated. There can be no assurance that any issued patent will provide the Company with any competitive advantages or will not be challenged by third parties, any of which may have a material adverse effect on the Company. The Company believes that it retains ownership rights to all software, both developed and commercially distributed by the Company, except for those components of the software that the Company licenses from third parties. Software offered by the Company is licensed and generally provided in object code pursuant to shrink-wrap or on-screen license agreements or executed license agreements which contain restrictions on disclosure and transferability. In addition, the Company has from time to time licensed to third parties the right to use, modify, reproduce, sublicense, distribute and market certain of the Company's software products or portions of its software products. Such licensed software is provided in object code and, in certain limited circumstances, source code, pursuant to agreements which contain restrictions on disclosure and transferability.

         Certain technology used in the Company's products is licensed on a perpetual, fully paid, non-royalty-bearing basis from third parties. If any event occurred that rendered technology licensed from a third party and incorporated in the Company's products unavailable to the Company, or if the technology is not appropriately supported and enhanced by the licensor, the Company would be forced to expend financial and development resources to replace that technology. Such expenditures could materially adversely affect the Company's business, financial condition and results of operations.

         The Company is not aware that any of its products materially infringes the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim such infringement by the Company or its licensors with respect to current or future products. The Company expects that software product developers will increasingly be subject to such claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or might require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company.

         Litigation may be necessary to protect the Company's proprietary technology. Any such litigation may be time-consuming and costly. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology or duplicate the Company's products or services or design around patents or other intellectual property rights of the Company. There has been a substantial amount of litigation in the software industry regarding intellectual property rights and there can be no assurance that the patents or other intellectual property rights of others will not have a material adverse effect on the Company's ability to do business.

         Competitors and potential competitors of the Company may resort to litigation as a means of competition. Such litigation may be costly and expose the Company to new claims that it may not have anticipated. Although patent and intellectual property disputes in the software area have often been settled through licensing, cross-licensing or similar arrangements, costs associated with such arrangements may be substantial if they may be obtained at all. Any litigation involving the Company, whether as plaintiff or defendant, regardless of the outcome, including any litigation relating to claims which have been or may in the future be asserted against the Company, may result in substantial costs and expenses to the Company and significant diversion of effort by the Company's technical and management personnel. In addition, there can be no assurance that litigation, either instituted by or against the Company, will not be necessary to resolve issues that may arise from time to time in the future with other competitors. Any such litigation could have a material adverse effect upon the Company's business, operating results and financial condition. In the event of an adverse result in any such litigation, the Company could be required to expend significant resources to develop non- infringing technology, obtain licenses to the technology which is the subject of the litigation on terms not advantageous to the Company, pay damages, and/or cease the use of any infringing technology. There can be no assurance that the Company would be successful in such development, that any such licenses would be available and/or that the Company would have available funds sufficient to satisfy any cash awards.

PRODUCT DEVELOPMENT

         The personal computer software industry is characterized by rapid technological change, which requires a continuing high level of expenditures for the enhancement of existing products as well as development of new software products. The Company's current product development activities include enhancing and updating its present software packages and designing new products. The Company continues to expand and update its Serif software code to meet the demands of the current market. Since acquiring its Intelligent Formatting technology, the Company has attempted to position this technology as an industry leading code base for visual communications by creating products that enable users to efficiently use the desktop computer environment as well as the Internet and Intranets (including electronic mail and remote conferencing).

         Intelligent Formatting technology is based on an automatic graphical layout engine with a relatively small memory footprint, low communication bandwidth requirements and device/media independence. Intelligent Formatting captures the visual idioms used by graphic designers in both print and electronic media in the form of intelligent visual objects. This technology has been recognized for its power and ease-of-use compared to the manual design techniques required in most traditional software products. The Company is currently focusing research and development resources on expanding the Intelligent Formatting technology into a range of products targeted at the desktop, Intranet and Internet markets. The Company believes that the design architecture incorporated in its Intelligent Formatting technology provides a fast, powerful and flexible environment which advances the state-of-the-art in graphical algorithms and protocols, while also providing a technological foundation for the ongoing development of a range of products for the desktop, Internet, Intranet and emerging mobile communication device markets. There can be no assurance, however, that any Intelligent Formatting-based products, or any other new products, will be commercially successful.

         Since September 1995, the Company has introduced four Intelligent Formatting-based products for desktop and Internet presentations. For the Internet, the Company has developed versions of its ASAP WebShow product that are included as plug-ins (complementary products) for both Netscape Navigator and Microsoft Internet Explorer products. The latest Intelligent Formatting product, ActiveOffice (a companion to Microsoft Office), was introduced in January 1997.

         The Company's Serif technology provides advanced desktop publishing and drawing capabilities while also providing a code base to continue to expand the products as user requirements evolve. In 1996, the Company introduced three new products based on its updated Serif technology. The Company has focused research and development resources to expand its Serif technology, as well as to integrate the Intelligent Formatting technology into its Serif products.

         The Company intends to acquire additional technology through a combination of internal development, licensing, purchasing and strategic alliances. There can be no assurance that the Company's product development efforts or product introductions will result in commercially successful products. The Company's revenues are based on a combination of products developed internally, acquired products and products based on licensed technology. The Company intends to continue a flexible approach to the development, acquisition and release of new products and technologies, recognizing that the rapid changes in the software industry require ever shorter development cycles and ever higher levels of product quality and functionality. The Company plans to continue to develop and acquire software technology and products to enhance and expand its product offerings.

         In June 1996, SPC entered into a non-exclusive licensing and joint development agreement with Oracle Corporation ("Oracle") to embed Intelligent Formatting technology in the Oracle InterOffice Product Line. Under the agreement, the Company's Intelligent Formatting engine is being ported to Java for use in the Oracle InterOffice product line. Intelligent Formatting technology is intended to enhance the Oracle InterOffice product offerings in the area of visual communications. The collaborative services offered by Oracle InterOffice -- messaging, directory services, calendar/scheduling, document management and workflow -- are designed to enable users to productively share, exchange and manage information within their group, across the enterprise and beyond. Intelligent Formatting technology is expected to complement these services by adding rich visual content to the range of the Oracle InterOffice applications. Under the terms of this agreement, Oracle is to pay the Company a development fee and a one-time license fee in installments. The Company believes that the development fee and license fee will not result in a material financial benefit to the Company. However, it is possible that the Company will receive additional sales and marketing benefits through cross-selling of related products to Oracle's installed customer base, as well as incorporating the Java version of Intelligent Formatting as part of the Company's own Java products. In addition, in June 1996, Oracle Corporation purchased a worldwide end-user site license for the Company's ASAP WordPower visual communications software. Under the terms of the agreement, the Company granted Oracle and its subsidiaries a license for the desktop, network and mobile use of ASAP WordPower.

         The Company spent approximately $1,077,615 and $295,878 during 1996 and 1995, respectively, for product development and enhancement activities. These expenditures represented approximately 22.9% and 21.0% of total net revenues for such years, respectively. The Company, together with SPC and Serif, incurred an aggregate of approximately $14,179,000 in product development and enhancement activities during this two fiscal year period.

PRODUCTION

         After approval by quality assurance personnel and management, the Company's product development staff produces the master diskettes, CD-ROMs and user manuals for its proprietary software as part of its product development activities. Third party contractors generally print and assemble CD-ROM discs, diskettes, manuals, catalog inserts and boxes in which the Company's products are shipped. The Company has multiple sources for major components of its products, does not rely on any one principal supplier and has not experienced any material delays in production or assembly. To date, the Company has not experienced any material difficulties or delays in production of its software products and related documentation.

SALES AND MARKETING

         The Company relies primarily on four basic sales channels: retail, corporate, direct mail and OEMs, and has positioned itself to take advantage of the emerging fifth channel, the Internet, as this channel begins to gain popularity for the purchase of goods such as software. The Company sells its products on a direct basis and through distributors and resellers to retailers such as software specialty stores, computer superstores, office superstores, office supply stores, warehouse clubs, mall based chains, consumer electronics stores, mass merchants and bookstores. Retailers in the United States purchasing the Company's products directly from the Company or through distributors over the past twelve months include Best Buy, CompUSA, Computer City, Micro Center, Egghead Discount Software, Fry's, Staples, Office Depot and OfficeMax. Retailers in the United Kingdom purchasing the Company's products over the past twelve months include PC World and Dixon's. Distributors of the Company's products include Ingram Micro, Inc., Navarre Corp. and Tech Data. The Company assists distributors and resellers in selling, promoting and merchandising its products and also provides training to resellers. The corporate sales group works with corporate and government evaluators of software to meet the demands of their personal computer users. Programs include in-house corporate training seminars, assistance with installation and product updates. Large corporate and government sales are fulfilled principally through resellers and distributors while all other sales are fulfilled directly. The Company also offers site licenses and volume purchase discounts to its corporate customers. The OEM group is responsible for sales to hardware and software original equipment manufacturers, who include the Company's products in bundles with their equipment. The Company utilizes its telemarketing operations in conjunction with its direct mail operations to maximize direct sales to existing and new end user customers. These mailings and direct response advertisements originate from the Company's offices in the United States and England and are handled by the Company's inbound and outbound telemarketers in Nashua, New Hampshire and Nottingham, England. These mailings and advertisements are varied and tested to attempt to maximize response rates and profitability. The Company maintains a list of its registered user customers and sends periodic mailings to sell upgrade versions and new products.

         The Company's advertising programs for its product lines are designed to increase corporate and product brand awareness, as well as to sell directly to customers. The Company's advertising targets new customers, its installed customer base and, with competitive upgrade promotions, its competitors' customers. The Company advertises primarily through business trade periodicals, direct mailings and participation at trade shows. The Company also promotes its products through in-house training and direct mail as well as offering volume purchase discounts and site licenses. The Company implements promotions to support distributors' and resellers' sales efforts, including advertising, rebates, training and price promotions, and engages in joint promotional activities with personal computer, peripheral and other manufacturers.

         The Company translates certain of its products, including packaging, documentation, software, and promotional materials, for international markets. These translations are generally done by contractors hired by the Company, or by the Company's local sales and marketing agents. Advertising and promotional programs are customized for local markets where necessary. International sales include localized versions of selected products, as well as the English language versions of the Company's products throughout the United Kingdom, Europe, Latin America, South America and the Asia/Pacific region. Localized versions include German, French, Spanish, Italian, Portuguese and Dutch. On a combined pro forma basis, approximately 44% of the worldwide sales in 1996 of the Company and its subsidiaries (including SPC) were made outside of the U.S., and the Company expects to continue to sell internationally and invoice in foreign currencies. Accordingly, the Company is subject to risks associated with exchange rate fluctuations.

         The Company has a general return policy for its North American resellers and distributors whereby they may return any products previously purchased from the Company, provided that the aggregate purchase price for such returned products does not exceed 10% of the reseller's or distributor's net purchases for the prior quarter. In addition to this return allowance, North American distributors and resellers may generally exchange any discontinued products within ninety days of notification of discontinuation for products of equal or greater value. For international distributors and resellers, the general return policy is the same as for North American resellers and distributors, except that returns with respect to sales in a quarter must be completed within the first month of the subsequent quarter. For international distributors and resellers, the policy for the exchange of obsolete products generally allows returns within thirty days after the announcement of a product's obsolescence, provided that the product was shipped within thirty days prior to the announcement. However, to maintain good customer relations, the Company may accept returns in excess of those allowed under its general policy.

         The Company typically ships products within several days after receipt of orders, which is customary in the personal computer applications software business. Accordingly, the Company does not believe that its order backlog is a meaningful indicator of future business.

CUSTOMER SUPPORT

         The Company provides free technical support directly in the United States and the United Kingdom and through third-party contractors in Europe and other international locations for a period of thirty days from either the first call to its technical support centers from the customer or from receipt of the customer's product registration card. The Company expenses the cost of this support as incurred. After this initial period, technical support is available for purchase under a variety of value-added support programs. However, to maintain good customer relations, the Company may provide free technical support in excess of the initial period.

COMPETITION

         The market for visual communications and business productivity software is highly competitive and subject to rapid technological change. Many of the Company's current and potential competitors possess significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than the Company. In addition, any of these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, as well as to devote greater resources to the development, promotion and sale of their products than the Company. Furthermore, because there are relatively low barriers to entry in the software industry, the Company expects additional competition from other established and emerging companies, which may choose to enter the market by developing products that compete with those offered by the Company or by acquiring companies, businesses, products or product lines that compete with the Company. It is also possible that the competitors may enter into alliances and rapidly acquire significant market share. The Company also believes that competition will increase as a result of software industry consolidation. There can be no assurance that the Company's current or potential competitors will not develop or acquire products comparable or superior to those developed by the Company, combine or merge to form significant competitors, or adapt more quickly than the Company to new technologies, evolving industry trends and changing customer requirements. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a material adverse effect on its business, operating results and financial condition. If the Company is unable to compete successfully against current and future competitors, the Company's business, operating results and financial condition would be materially and adversely affected.

         Some of the competitors of the Company sell "bundles" or "suites" of products which include products that directly compete with the Company's products and which are bundled with other office software programs by the same or multiple competitors. These suite products are sold at an all-inclusive price. Additionally, application software is increasingly provided as part of the operating system, or bundled and pre-loaded into new computers. The price for a stand-alone or pre-loaded bundle or suite of software is typically significantly less than separately purchased applications, and many end users are likely to prefer the bundle or suite over a more expensive combination of other individually purchased applications, even if the latter applications offer superior performance or features. These factors have resulted in and are expected to continue to cause significant downward pressures on average selling prices for the Company's products. There is no assurance that the Company will be able to adopt strategies to compete successfully in this environment.

         Based on product lines and price points, the Company regards Microsoft, Symantec Corporation, Corel Corporation, Lotus Development Corporation, Adobe Systems, Broderbund Software, The Learning Company, Micrografix, Fractile, Visio, Meditools, Deltapoint, Macromedia, IMSI and Design Intelligence as close competitors. The dominant position of Microsoft in the personal computer operating system and application program market place provides it with a range of competitive advantages, including the ability to determine the direction of future operating systems and to leverage its strength existing in one or more product areas to achieve a dominant position in new markets. This position may enable Microsoft to increase its market position even with respect to products having superior performance, price and ease-of-use features. Microsoft's ability to offer corporate and SOHO productivity software, to bundle software, to provide incentives to customers to purchase certain products in order to obtain favorable sales terms or necessary compatibility or information with respect to other products, and to pre-load such bundled software on new computers, may significantly inhibit the Company's ability to maintain or expand its business. In addition, as Microsoft or other companies create new operating systems and applications, there can be no assurance that the Company will be able to ensure that its products will be compatible therewith. The introduction of upgrades to operating systems or the introduction of new operating systems and standardized software by Microsoft and others, over which the Company has no control, may adversely affect the Company's ability to upgrade its own products, and may cause reduction in sales of the Company's products.

         The Company believes that the principal competitive factors in the corporate and SOHO software market include pricing (which includes individual product pricing, standard and competitive upgrade pricing, licensing and volume discounting), product functionality, ease-of-use, bundling in suites of related products, distribution through existing and new channels and brand name recognition. The Company's ability to compete will be contingent on its continued enhancement of its existing products, its ability to correctly identify and enter new markets, effectively market and sell its current products, develop new products and develop new distribution channels. The Company believes that competition will continue to intensify in the future and that new product introductions, further price reductions, strategic alliances and other actions by competitors could materially and adversely affect the Company's competitive position.

OPERATIONS

         The Company coordinates its accounting, product development, sales, marketing, purchasing and scheduling related to its U.S. operations primarily at its offices in San Jose, California and Nashua, New Hampshire and its foreign operations in Nottingham, England and Munich, Germany. The Company's inventory control, order processing, warehousing and shipping activities related to such operations are located primarily at its offices in Nashua and Nottingham. The Company's current computer systems and anticipated new system handle order entry, order processing, picking, billing, accounts receivable, accounts payable, general ledger, inventory control, catalog management and analysis, and mailing list management.

GOVERNMENTAL REGULATION

         The Company believes that it does not need any government approval for production and sale of its products. In addition, the Company knows of no governmental regulations, either federal, state or local which materially affect its operations or products. Furthermore, the Company knows of no environmental laws, either federal, state or local, which would affect the Company or its products. Consequently, the Company has not incurred any costs nor has it experienced any effects from compliance with any governmental regulations or environmental laws.

EMPLOYEES

         As of December 31, 1996, the Company had approximately 135 full-time employees, of whom 30 were in product development, 70 were in marketing, sales and customer support, 10 were in production and 25 were in general and administrative functions. Of the total, 85 employees were located in North America and 50 internationally. In addition, the Company utilized approximately 10 independent contractors in connection with its product development and marketing activities. As of March 31, 1997, the Company had approximately 127 full-time employees and regular contractors. The Company has never experienced a work stoppage and believes that it has satisfactory relations with its employees and contractors.


ITEM 2.           DESCRIPTION OF PROPERTIES.

         The Company's principal executive offices are located at 111 North Market Street, San Jose, California. The Company's North American executive, administrative, sales, marketing and product development and support staff are primarily located at this facility. Pursuant to the lease agreement for this facility, the Company leased approximately 23,000 square feet of office space for an annual rent of approximately $335,000, effective January 1996 and expiring in December 2000. This lease includes two options to extend the lease, each for an additional two year term and an option to terminate a portion or the entire lease any time after December 1998. The Company has consolidated its operations at this facility and currently is attempting to reduce its lease obligations with respect to this location or sublease a portion of the premises. The Company also has a three-year lease, terminating in September 1999 and with average annual rental costs of approximately $73,000, for approximately 13,400 square feet of space in Fairfield, New Jersey, which space the Company has utilized for certain offices and warehouse. The Company currently is in the process of attempting to sublease these premises. In addition, Serif Inc. leases approximately 25,400 square feet of office and warehouse space in Nashua, New Hampshire pursuant to a lease ending in March 2002. This facility serves as the Company's primary North American telemarketing, customer support, warehouse and fulfillment center. Rental costs for the Nashua facility average approximately $90,000 per year for the remaining term. Serif (Europe) Limited has agreed to lease approximately 25,000 square feet of office and warehouse space in Nottingham, England for a five year period beginning in May 1997. This facility will serve as the Company's United Kingdom telemarketing center and European warehouse and fulfillment center. The rental cost for the Nottingham facility is expected to average approximately $168,000 per year for the expected term. The Company also leases 2,000 square feet of office space in Munich, Germany pursuant to a lease expiring in June 1997. The Company currently is in the process of seeking to lease new office space in Munich to commence upon the expiration of its current lease. The Company believes that its existing space provides it with adequate space for the foreseeable future. The Company does not own nor does it contemplate owning any real property in the foreseeable future.


ITEM 3.           LEGAL PROCEEDINGS.

         In May 1994, a suit was brought against SPC in the Santa Clara Superior Court by Pyramid Data, Inc. ("Pyramid"), alleging breach of contract and conversion in connection with certain software packaging materials for which Pyramid alleges SPC was responsible. In May 1995 and November 1995, Pyramid served SPC with two amended complaints. The second amended complaint (the "Complaint") added a new cause of action for negligence. The Complaint seeks over $840,000 in damages. In August 1994, SPC filed a cross-complaint against Custom Paper Products seeking indemnification for any liabilities relating to this proceeding. In January 1996, SPC filed an amended cross complaint relating to these indemnification claims. SPC believes that the allegations contained in the Complaint are without merit and is vigorously defending this action and seeking such indemnification.

         The Company also is a plaintiff and a defendant in certain other litigation. The Company believes that the ultimate outcome of this litigation will not have a material adverse effect on the business, operating results or financial condition of the Company.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  On December 20, 1996, a special meeting of the stockholders of the Company was held at which the following matters were voted upon and adopted by the votes indicated:

         1. Approval of the Merger of SPC Acquisition Corporation ("Acquisition") with and into SPC and the Agreement and Plan of Reorganization, dated October 1, 1996, among the Company, Acquisition and SPC:
                  For:  3,176,841 votes
                  Against: 69,080 votes
                  Abstained: 11,465 votes

         2. Approval of an amendment of the Company's Certificate of Incorporation to increase the authorized number of shares of Common Stock to 30,000,000:
                  For: 2,534,916 shares of Common Stock and all 60,520 shares of Class B Voting Preferred Stock
                  Against: 105,805 shares of Common Stock
                  Abstained: 11,465 shares of Common Stock

         3. Approval of an amendment of the Company's Certificate of Incorporation to eliminate the Class A
                  Convertible Preferred Stock:
                  For: 3,186,481 votes
                  Against: 50,440 votes
                  Abstained: 20,465 votes

         4. Approval of an amendment of the Company's 1994 Long Term Incentive Plan to increase the number of shares of Common Stock available for issuance thereunder:
                  For: 3,048,146 votes
                  Against: 191,855 votes
                  Abstained: 17,385 votes

                                     PART II


ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)      Market Information

         The Company's Common Stock was traded on the Nasdaq SmallCap Market under the symbol "ANMI" from December 6, 1995 through December 27, 1996, under the symbol "SPCOD" from December 28, 1996 through January 27, 1997, and has been traded under the symbol "SPCO" since January 28, 1997. The Common Stock was also traded on the Boston Stock Exchange under the symbol "APO" from December 6, 1995 through January 20, 1997 and has been traded under the symbol "SPO" since January 20, 1997. The following table sets forth the range of high and low closing prices for the Company's Common Stock for the periods indicated as derived from reports furnished by Nasdaq. The information reflects inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                                       High Bid    Low Bid
                                                       --------    -------
         Fiscal 1995
                  Fourth Quarter*.................     $7-5/8      $6-1/4

         Fiscal 1996
                  First Quarter...................      6-3/4       3-1/2
                  Second Quarter..................      6-5/8       2-5/8
                  Third Quarter...................      9-3/8       4
                  Fourth Quarter..................      7-13/16     3-1/2

----------
* Fourth Quarter of 1995 data reflects the period from the Company's initial public offering on December 6, 1995 through December 31, 1995.

         As of April 4, 1997, the closing price for the Common Stock as reported on Nasdaq was $3-3/16. At April 4, 1997, there were 721 stockholders of record of the Company. The Company estimates, based upon surveys conducted by its transfer agent and the former transfer agent for SPC in connection with the voting on the Merger, that there are approximately 8,500 beneficial stockholders.

         The Company has never paid cash dividends on its capital stock and does not anticipate paying cash dividends in the foreseeable future. The Company currently intends to retain any future earnings for reinvestment in its business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and other relevant factors.

(b)      Recent Sales of Unregistered Securities

         The information set forth below is a list of all sales by the Company of the Company's equity securities occurring during 1996 other than pursuant to the exercise of options to purchase shares of Common Stock under the Company's Stock Option Plans:

         1. On May 16, 1996, the Company issued an aggregate of 17,273 shares of Common Stock to a corporation and its principal in connection with the Company's acquisition of certain software assets. This transaction was a transaction by the issuer not involving any public offering which was exempt from the registration requirements under the Securities Act pursuant to Section 4(2) thereof.

         2. Effective July 31, 1996, the Company issued 1,000,000 shares of Common Stock in connection with the Serif Acquisition. In addition, the Company issued 14,171 shares of Common Stock and an option to purchase an additional 25,000 shares of Common Stock to an investment banking firm as partial payment for services rendered in connection therewith. These transactions were transactions by the issuer not involving any public offering which was exempt from the registration requirements under the Securities Act pursuant to Section 4(2) thereof.

         3. On September 18, 1996, the Company granted M.S. Farrell & Co., Inc. ("MS Farrell") and a designee thereof warrants to purchase an aggregate 500,000 shares of Common Stock in exchange for the modification of certain obligations of the Company to MS Farrell. This transaction was a transaction by the issuer not involving any public offering which was exempt from the registration requirements under the Securities Act pursuant to Section 4(2) thereof.

         4. Subsequent to 1996, the Company issued an aggregate 2,475 shares of Common Stock to one individual pursuant to a Consulting Agreement dated as of May 1, 1996. This transaction was a transaction by the issuer not involving any public offering which was exempt from the registration requirements under the Securities Act pursuant to Section 4(2) thereof.

         5. Subsequent to 1996, the Company issued an aggregate 106,455 shares of Common Stock and an option to purchase an additional 25,000 shares of Common Stock to two investment banking firms in partial payment for services rendered by such firms to the Company and SPC in connection with the Merger. These transactions were transactions by the issuer not involving any public offering which was exempt from the registration requirements under the Securities Act pursuant to Section 4(2) thereof.

         6. Subsequent to 1996, the Company issued 4,817 shares of Common Stock to one individual. This transaction was a transaction by the issuer not involving any public offering which was exempt from the registration requirements under the Securities Act pursuant to Section 4(2) thereof.

         7. Subsequent to 1996, the Company issued an aggregate of 71,428 shares of Common Stock to MS Farrell Holdings, Inc., the parent holding company of MS Farrell, and to one other designee of MS Farrell, in payment of a fee to exercise the Company's right to terminate MS Farrell's investment banking rights with respect to the Company.


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion should be read in conjunction with the historical financial statements, including the notes thereto, of the Company included elsewhere herein.

GENERAL

         The Company is an international supplier of computer software applications and companion utilities primarily for the corporate and SOHO business market. These software applications and companion utilities are targeted towards the visual communications product category, and improve the graphical appeal and overall effectiveness of documents produced by desktop publishing, presentation graphics, web page, word processing and similar applications. The Company's product lines include several products based upon its patent-pending Intelligent Formatting technology, ActiveOffice, ASAP WordPower, ASAP WebShow, and ASAP; as well as its traditional products such as Serif PagePlus, Serif DrawPlus, Harvard Graphics, Harvard ChartXL, Harvard Spotlight, Learn to Do Windows 95 with John C. Dvorak, and a line of interactive multimedia products based on Entrepreneur Magazine publications. In January 1997, the Company introduced ActiveOffice, which is a companion product to Microsoft Office that is designed to give users of Microsoft Word, Excel, PowerPoint and Exchange Mail, a quick and easy way to convert plain text and numbers into visual graphics. The Company also continues to offer word processing and other business productivity software products. The Company has de-emphasized its word processing and other non-visual communications business productivity and interactive multimedia products. The Company currently derives substantially all of its net sales from products sold directly to end-users by its direct mail and telemarketing centers, and to retailers, distributors and corporate purchasers by its internal corporate and retail sales force and independent sales representatives. Currently, the Company distributes locked versions of its products over the Internet for free. These products can then be used for a period of time (typically 30 days) before the customer has to pay the Company for an unlocking code (usually purchased over the telephone), thereby giving the customer permanent use of the product. As the industry evolves mechanisms for efficiently and securely charging customers directly for software over the Internet, the Company expects that it may be able to supplement traditional forms of software distribution with distribution of its software directly over the Internet medium.

         In July 1996, the Company acquired Serif Inc. and Serif (Europe) Limited in the Serif Acquisition, which significantly expanded the Company's product line to include desktop publishing titles Serif PagePlus and Serif DrawPlus, among others. In December 1996, the Company acquired all of the outstanding capital stock of SPC upon consummation of the Merger, as a result of which the Company's product line expanded further to include SPC's presentation graphics and other visual communications and business productivity software products. The Company continues to operate SPC and the Serif companies as wholly-owned subsidiaries.

         In 1996, the Company incurred approximately $23,199,533 of certain non-recurring expenses or charges, relating primarily to the acquisition of Serif and SPC. These included $2,773,180 relating to the release from escrow of 531,000 shares of Common Stock to two management stockholders, $1,026,000 relating to the issuance of certain warrants to MS Farrell, $1,104,353 in charges relating to the restructuring of the Company's operations subsequent to the acquisitions of Serif and SPC, an aggregate of $17,514,000 of in-process research and development costs associated with the acquisitions of Serif and SPC and approximately $782,000 associated with settlements of outstanding claims and employee severance not related to the Company's 1996 restructuring. These expenses and charges accounted for approximately 85.8% of the Company's net loss for 1996.

         North America and international net revenues for the Company's fiscal years ended December 31, 1996, 1995 and 1994 and the percentage change of such net revenues compared to the prior fiscal year, were as follows:

                                                    Percentage                     Percentage
             Dollars in millions       1996           Change            1995         Change          1994
                                       ----           ------            ----         ------          ----
North America ....................  $2,214,587         57.0%         $1,410,962       40.2%       $1,006,131

International ....................  $2,486,368                               --                           --
                                    ----------                       ----------                   ----------

Total net revenues ...............  $4,700,955        233.2%         $1,410,962       40.2%       $1,006,131
                                    ==========                       ==========                   ==========

         The Company believes that end users are continuing to migrate from the Windows 3.1 to the Windows 95 platform and potentially will migrate to Internet computing. The Company expects increased competition, including price competition, in the Windows 3.1, Windows 95 and Windows NT markets in the future. Several of the Company's competitors have introduced suites of products which include products that directly compete with the Company's products. These suites of products may be bundled with other office software programs by the same or other competitors, or are sold free or included as part of the operating system. The Company believes these offerings of product suites adversely affect net revenues, and will continue to adversely affect sales of the Company's products in the future as the individual products within the suites continue to gain increased levels of inter-operability and functionality. The Company currently does not offer a suite of general purpose office products; however, the Company currently offers two suites of products, Serif Publishing Power Suite and Harvard Presenters Pack, as well as products that complement competitive suite products. The Company believes that in order to increase its net revenues, it must introduce new marketing strategies and continue to develop and introduce new technologies and products through strategic alliances, acquisitions or internal development. Any inability or delay in executing these strategies, difficulties encountered in introducing new products or marketing programs, or failures of the Company's current and future products to compete successfully with products offered by other vendors, could adversely affect the Company's net revenues and profitability.

RESULTS OF OPERATIONS

1996 Compared to 1995

         Net Sales. Net sales increased $3,289,993 or 233.2% from $1,410,962 in 1995 to $4,700,955 in 1996 as a result of inclusion of the sales from the Company's Serif subsidiaries for five months in 1996. There are no Serif results included in 1995. As a result of an increased number of products, the Company provided in 1996 for returns at approximately 28% of gross sales versus approximately 20% in 1995.

         Cost of Goods Sold. In 1996, cost of goods sold increased by$1,021,958, or 128.4% from $795,730 in 1995 to $1,817,688 in 1996, largely due to costs attributable to the Company's Serif products, increased costs of materials and increased content license royalties, as well as the write-off of approximately $369,000 relating to license royalties for and inventories of de-emphasized products. Cost of goods sold decreased as a percentage of net sales from approximately 56.3% in 1995 to approximately 38.7% in 1996, as these higher costs and write-offs were offset by the effect of increased sales volumes providing lower per unit production costs.

         The Company's gross margins and operating income may be affected in particular periods by the timing of product introductions, promotional pricing and rebate offers, as well as by return privileges and marketing promotions in connection with new product introductions and upgrades. These promotions may have a negative influence on average selling prices and gross margins. Gross margins have also been, and may continue to be, adversely affected by competitive pricing strategies in the industry as a whole, including competitive upgrade pricing, the OEM business and alternative licensing arrangements.

         Costs of goods sold consists primarily of product costs, freight charges, royalties and an inventory allowance for damaged and obsolete products. Product costs consist of the costs to purchase the underlying materials and print both boxes and manuals, media costs (CD-ROMs and other media) and assembly.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $6,056,682 or 420.6% from $1,439,983 in 1995 to $7,496,665 in 1996. 1996 expenses include approximately $2,000,000 of marketing and administrative expenses for five months of operations of the Company's Serif subsidiaries which are not included in the 1995 period, approximately $1,026,000 relating to the issuance of certain warrants to MS Farrell, approximately $782,000 associated with the settlement of outstanding claims and employee severance not related to the Company's 1996 restructuring, approximately $500,000 of increased advertising expenses relating to non- Serif products and approximately $1,400,000 of increased salaries, professional fees, insurance costs, bad debt expense and amortization of goodwill relating to acquired software and products. Bad debt expense increased by approximately $260,000, primarily due to the Chapter 11 bankruptcy filing of one of the Company's software distributors.

         The Company anticipates utilizing a consumer rebate offer in connection with its marketing of its new ActiveOffice product. No assurance can be given that rebate redemptions will not be at a rate in excess of amounts that the Company may reserve for such redemptions or that redemptions in excess of such reserve would not have a material adverse effect on the Company's business, operating results or financial condition.

         The Company establishes several of its marketing expenditure levels based on expected net revenues. If orders and shipments do not occur when expected, expenditure levels could be disproportionately high compared to recognized revenues for the reported period, and the Company's operating results could be adversely affected. The Company periodically reviews and adjusts its variable expenditure levels based on actual sales volumes. In the future, the Company's net revenues and operating results could be adversely affected by these and other factors, such as delays in new product introductions, the mix of product sales or distribution channels and customer choices regarding operating systems.

         Costs Associated with Release of Escrow Shares. 1996 expenses include non-cash charges to compensation of $2,773,180 relating to the release from escrow of 531,000 shares of Common Stock in April and September 1996 to two management stockholders. See "Liquidity and Capital Resources". There were no similar expenses in 1995.

         Product Development. Product development expenses increased $781,737 or 264.2% from $295,878 in 1995 to $1,077,615 in 1996. The Company expensed approximately $675,000 relating to the acquisition of a developmental software program and incurred additional expenses relating to the development of new Serif products. The Company believes that development expenses will increase in dollar amount in the future as the Company expands its development activities to include SPC's product development, although the Company's long-term goal is to continue to reduce product development costs as a percentage of sales. All development costs have been expensed in the period incurred.

         The Company intends to continue to acquire externally developed technology, explore strategic alliances and other methods of acquiring or licensing technology, and invest in internal development projects. Because of the inherent uncertainties associated with software development projects, there can be no assurance that the Company's research and development efforts will result in successful product introductions or increased revenues or profitability.

         Restructuring Expenses. The Company expensed $1,104,353 in charges related to the restructuring of the Company's operations subsequent to the acquisitions of Serif and SPC. This restructuring program, which is expected to be completed by December 31, 1997, consisted of approximately $185,000 relating to severance arrangements for ten employees at various levels, approximately $375,000 relating to the elimination of duplicate lease facilities in New Jersey and Europe and $544,000 of other related costs. There were no similar expenses in 1995.

         In-Process Research and Development. In 1996, based on an allocation of the Serif purchase price, the Company expensed $3,514,000 of in-process research and development costs associated with its acquisition of the Serif companies, and based on an allocation of the SPC purchase price, the Company expensed $14,000,000 of in-process research and development costs associated with its acquisition of SPC.

         Interest Income. In 1996, the Company received interest income of $121,380 as compared to a net interest expense of $34,934 in 1995, primarily as a result of higher cash balances and royalty income. The Company had no royalty income in 1995.

LIQUIDITY AND CAPITAL RESOURCES

         During 1996, the Company's cash, cash equivalents and short-term investments increased by $8,233,362 to $11,161,634, primarily as a result of the inclusion of SPC's cash and cash equivalent balance at December 31, 1996. The Company believes that its existing cash and cash equivalents and cash generated from operations, if any, should be sufficient to meet its currently anticipated liquidity and capital expenditure requirements for at least the next twelve months. There can be no assurance, however, that the Company will be successful in attaining its sales goals, nor that attaining such goals will have the desired effect on the Company's cash resources. If the Company does not attain its revenue and cash collection goals or if the Company's cash resources are not sufficient, it may be necessary to obtain additional sources of financing. The Company has no bank or other credit facility and there can be no assurance that the Company will be able to obtain such financing on favorable terms, if at all, or that such financing will be available on terms acceptable to the Company. The Company is pursuing a possible offering of its equity securities. However, there can be no assurance that the Company will be successful in completing such an offering.

         The Company's operating activities for 1996 used cash of $213,604, primarily related to costs associated with its restructuring. The Company intends to continue to utilize its working capital in 1997 for software development, marketing and advertising, to finance the higher level of inventory and accounts receivable necessary to support the anticipated continued increase in sales and for capital expenditures, including the purchase of computer equipment and financial software. However, the Company's working capital requirements may change depending upon numerous factors, including, without limitation, the need to finance the licensing or acquisition of third party software as well as increased inventory and accounts receivable arising from the sale and shipment of new products.

         The Company's principal future cash commitments at December 31, 1996 consisted primarily of a note payable related to SPC's acquisition of Digital Paper, Inc., and real estate lease commitments. Payments of approximately $1,650,000 were made by SPC to Digital Paper, Inc. subsequent to 1996 (through April 7, 1997). See Item 12. "Certain Relationships and Related Transactions".

         In 1996, approximately 53% of the Company's total sales were generated outside the U.S. The Company expects this practice to continue. The Company's exposure for foreign currency exchange gains and losses is partially mitigated, as the Company incurs operating expenses in most of the currencies in which it invoices customers. As of December 31, 1996, the Company had no foreign exchange contracts outstanding. The Company's foreign exchange gains and losses may be expected to fluctuate from period to period depending on the movement in exchange rates.

         In June 1994, SPC sold its Superbase product line to Computer Concepts Corporation ("CCC") (Nasdaq National Market: CCEE) for shares of CCC's restricted common stock. As of December 31, 1996, SPC owned 3,039,894 shares of common stock of CCC, which it has or expects to sell during the remainder of 1997, or as soon thereafter as practicable. As of April 4, 1997 the closing price of the CCC common stock on The Nasdaq National Market was $.625.

         From December 1993 through May 1995, Barry A. Cinnamon and Richard Bergman, the Company's former Vice President of Product Development, placed an aggregate of 542,500 shares of Common Stock in escrow pending the Company's attainment of certain minimum net revenue or Common Stock price per share thresholds. Five hundred and thirty-one thousand (531,000) of these shares have been released from escrow (500,000 shares to Barry A. Cinnamon and 31,000 to Richard Bergman) by the Board, although the initial thresholds have not been reached. In connection therewith, the Company recognized compensation expense of approximately $2,773,180 in 1996.

         The Company has made a demand for the repayment of the balance of a loan made to a former President and Chief Executive Officer of SPC which was due in February 1997 and remains unpaid as of April 4, 1997. See "Item 12. Certain Relationships and Related Transactions."

NET OPERATING LOSS CARRYFORWARDS

         The Company estimates its consolidated tax net operating loss carryforwards to be approximately $78 million at December 31, 1996. Under
Section 382 of the Code, certain changes in the ownership or the business of a corporation that has net operating loss carryforwards result in the inability to use or the imposition of significant restrictions on the use of such net operating loss carryforwards to offset future income and tax liability of such corporation. After giving effect to the Merger, an "ownership change" was deemed to have occurred under Section 382 of the Code and the regulations thereunder with respect to both the Company and SPC, and, as a result thereof, the use by the Company of these net operating loss carryforwards will be limited. Utilization of the net operating loss carryforwards of SPC may be further limited by reason of the consolidated return separate return limitation year rules, and the SPC net operating loss carryforwards are also subject to the additional limitation that such losses can only be utilized to offset the separate company taxable income of SPC. The Company estimates that the maximum utilization of such net operations loss carry forwards to be approximately $1,200,000 per year through 2011. There can be no assurance that the Company will be able to utilize all of its net operating loss carryforwards. In addition, the foreign losses incurred by SPC may decrease or otherwise restrict the ability of the Company to claim U.S. tax credits for foreign income taxes. The Company intends to enter into a closing agreement with the Internal Revenue Service pursuant to which the Company will become jointly and severally liable for SPC's tax obligations upon occurrence of a "triggering event" requiring recapture of dual consolidated losses previously utilized by SPC. Such closing agreement will avoid SPC being required to recognize a tax of approximately $8 million on approximately $24.5 million of SPC's previous dual consolidated losses upon the Merger. While the Company believes that it will obtain this agreement, failure to do so could result in the recognition of this tax liability. Any future acquiror of the Company may also be required to agree to a similar closing agreement, to the extent it is able to do so. Non-U.S. persons generally would be ineligible to do so. This could have a material adverse effect on the future ability of the Company to sell SPC to such an ineligible person.

SEASONALITY

         The computer software market is characterized by significant seasonal swings in demand, which typically peak in the fourth quarter of each calendar year. The seasonal pattern is due primarily to the increased demand for software during the year-end holiday buying season and reduced retail and corporate demand for business software during the European summer vacation period. The Company expects its net sales and operating results to continue to reflect this seasonality. The Company's revenues may also experience substantial variations as a result of a number of factors, such as consumer and business preferences and introduction of competing titles by competitors, as well as limited time promotional pricing offers. There can be no assurance that the Company will achieve consistent growth or profitability on a quarterly or annual basis.

INFLATION

         The Company believes that inflation has generally not had a material impact on its operations.


ITEM 7.           FINANCIAL STATEMENTS.

         Set forth below is a list of the financial statements of the Company included in this Annual Report on Form 10-KSB.

Item                                                                                            Page*
----                                                                                            -----
Independent Auditors Report...................................................................... F-2
Balance Sheet as of December 31, 1996............................................................ F-3
Statements of Operations for the years ended December 31, 1996 and 1995.......................... F-4
Statements of Stockholders' Equity for the years ended December 31, 1996 and 1995................ F-5
Statements of Cash Flows for the years ended December 31, 1996 and 1995.......................... F-6
Notes to Financial Statements.................................................................... F-7

----------
*        Page F-1 follows page 40 to this Annual Report on Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  Not applicable.

                                    PART III


ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

OFFICERS AND DIRECTORS

         The current executive officers and directors of the Company are as follows:

Name                          Age                Principal Office Held
----                          ---                ---------------------
Barry A. Cinnamon              39     Chairman of the Board, President, Chief Executive Officer and
                                      Director
Mark E. Leininger              46     Chief Operating Officer, Vice President - Finance, Treasurer,
                                      Chief Financial Officer and Director
Joseph V. Szczepaniak          38     Vice President - Sales and Marketing
Daniel J. Fraisl               35     Vice President - Research and Development
Lori Kramer Cinnamon           37     Assistant Vice President - Marketing and Director
Neil M. Kaufman, Esq.          36     Secretary and Director
Norman W. Alexander            67     Director
Neil R. Austrian, Jr.          32     Director
Marc E. Jaffe, Esq.            45     Director
Eng Chye Low                   59     Director


         Set forth below is a brief description of the background of the officers and directors of the Company based on information provided by them to the Company.

         BARRY A. CINNAMON has been the President and Chief Executive Officer of the Company since the inception of its business in 1992 and has been Chairman of the Board since August 1995. From 1988 through September 1992, Mr. Cinnamon was President, Treasurer, Director and co-founder of the Bureau of Electronic Publishing, Inc., a CD- ROM company. Mr. Cinnamon received an MBA from the Wharton School of Business, University of Pennsylvania, in 1986, and received a BS from the Massachusetts Institute of Technology in 1980. Mr. Cinnamon is the husband of Lori Kramer Cinnamon.

         MARK E. LEININGER has been the Chief Operating Officer of the Company since September 1996, has been the Chief Financial Officer of the Company since July 1995 and has been Vice President - Finance and Treasurer of the Company since August 1995. From February 1994 through April 1995, Mr. Leininger was the President of Phoenix Leasing Corporation, a passenger and cargo air carrier and aircraft leasing company, which filed for bankruptcy protection in 1996. From February 1986 through February 1994, Mr. Leininger held various positions, including Chief Financial Officer and Chief Operating Officer, with Mid Pacific Air Corporation, a transportation and service company whose stock was traded on NASDAQ. Mr. Leininger received an MBA from National University, San Diego, California in 1979 and a BA from Miami University, Oxford, Ohio in 1972.

         JOSEPH V. SZCZEPANIAK has served as the Company's Vice President - Sales and Marketing since December 1996. He also served as Vice President - Sales of SPC in May 1996, and has served as the Vice President - Sales and Marketing of SPC since June 1996. Prior to joining SPC, Mr. Szczepaniak served as Senior Vice President of Sales for Grolier Electronic Publishing, a Lagardere Group company, from 1993 until May 1996. Prior to his position at Grolier, Mr. Szczepaniak served as Vice President of Sales and Marketing at Timeworks, Inc., a privately-held software company specializing in desktop publishing and SOHO productivity software, from 1992 until 1993. Prior to that, Mr.

Szczepaniak was the founder of a company that he started and subsequently sold in a non-related industry. Mr. Szczepaniak holds a BS degree from Lewis University.

         DANIEL J. FRAISL has served as the Company's Vice President - Research and Development since December 1996. He also served as Vice President - Research and Development of SPC since October 1995. Prior to joining SPC, Mr. Fraisl was a founder and President of Digital Paper, Inc., a software development company, from 1993 until April 1995, when Digital Paper, Inc. was acquired by SPC. Prior to Digital Paper, Mr. Fraisl was employed by GO Corporation, a hand-held computer and software company, from 1988 until 1993, as Chief Architect and Group Manager for Operating System Components. Mr. Fraisl holds a BS degree from the University of Illinois.

         LORI KRAMER CINNAMON has been the Company's Assistant Vice President - Marketing since August 1996, was Assistant Vice President - Marketing and Secretary of the Company from August 1996 through December 1996 and was Vice President - Marketing and Secretary of the Company from December 1993 through August 1996. From 1990 through June 1992, Ms. Cinnamon was the Marketing Director of the Bureau of Electronic Publishing, Inc. From 1988 through 1990, Ms. Cinnamon was Associate Product Manager of Durkee French Foods, a consumer packaged goods company. Ms. Cinnamon received MBA and BS degrees from the Wharton School of Business, University of Pennsylvania, in 1986 and 1981, respectively. Ms. Cinnamon is the wife of Barry A. Cinnamon.

         NEIL M. KAUFMAN, ESQ. has been a director and Secretary of the Company since December 1996. Mr. Kaufman is currently a member of Moritt, Hock & Hamroff, LLP, general counsel to the Company. For four years prior thereto, he was a member of Blau, Kramer, Wactlar & Lieberman, P.C., former general counsel to the Company. Prior thereto, he was associated with Lord Day & Lord, Barrett Smith, former counsel to the Company. Mr. Kaufman received a JD degree from New York University School of Law in 1984 and a BA degree from SUNY Binghamton in 1981.

         NORMAN W. ALEXANDER has been a director of the Company since October 1996. Mr. Alexander is a retired former director of Imperial Foods Ltd., a food products company, and formerly was the chairman of several subsidiaries thereof.

         NEIL R. AUSTRIAN, JR. has been a director of the Company since April 1996. Mr. Austrian has been the Vice President of Operations at Tescorp., Inc., a cable television company, since October 1994. Prior to joining Tescorp., Inc., Mr. Austrian was an associate at Rust Capital, Ltd., a venture capital firm, from 1988 to October 1994. Mr. Austrian holds a BA degree from Swarthmore College.

         MARC E. JAFFE, ESQ. has been a director of the Company since May 1995. From 1992 until the present time, Mr. Jaffe has been President of Electronic Licensing Organization, Inc., which has acted as the Company's agent in the acquisition of electronic publishing rights. From 1988 to 1991, Mr. Jaffe was Executive Vice President of Database Management for Franklin Electronic Publishers, a New York Stock Exchange company engaged in the business of publishing electronic books on hand held media. From 1985 through 1987, Mr. Jaffe was President of the software and video division of Simon & Schuster, a publishing company. Mr. Jaffe received a JD degree from Columbia University School of Law in 1976 and a BA from Columbia College in 1973.

         ENG CHYE LOW has been a director of the Company since May 1995. From 1980 until the current time, Mr. Low has been President of Seacom, Inc., a real estate company. Mr. Low is also a director of Allegro Property, Inc., a real estate company, which has no relationship to the Company.

         The Company's Board of Directors is classified into three classes. The directors in each class serve for three- year terms. Barry A. Cinnamon, Neil R. Austrian, Jr. and Marc E. Jaffe are members of Class I which serves until the Company's 1997 Annual Meeting of Stockholders. Norman W. Alexander, Neil M. Kaufman and Eng Chye Low are members of Class II which serves until the Company's 1998 Annual Meeting of Stockholders. Lori Kramer Cinnamon and Mark E. Leininger are members of Class III which serves until the Company's 1999 Annual Meeting of Stockholders. In December 1996, George L. Lauro resigned as a director of the Company. In January 1997, Miriam

Frazer resigned as a director of the Company. In April 1997, Fred M. Gibbons resigned as a director of the Company. Directors receive no cash compensation for their services to the Company as directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors. Members of the Board of Directors who are not employees of the Company, of which there currently are five, are eligible to participate in the Company's Outside Director and Advisor Stock Option Plan. During 1996, the Board of Directors met twelve times. All current directors of the Company attended not less than 75% of such meetings of the Board and committees thereof on which they serve, except Eng Chye Low who attended eight of the twelve meetings of the Board of Directors.

         The Audit Committee, which currently consists of Neil R. Austrian, Jr. and Eng Chye Low, met one time during 1996. The Audit Committee recommends engagement of the Company's independent certified public accountants, and is primarily responsible for reviewing and approving the scope of the audit and other services performed by the Company's independent certified public accountants and for reviewing and evaluating the Company's accounting principles and practices, systems of internal controls, quality of financial reporting and accounting and financial staff, as well as any reports or recommendations issued by the independent accountants.

         The Compensation Committee, which currently consists of Neil R. Austrian, Jr., Marc E. Jaffe and Eng Chye Low, met one time during 1996. The 1994 Long-Term Incentive Plan Administrative Committee, whose duties have now been assigned to the Compensation Committee, held meetings or acted by unanimous written consent nine times during 1996. The Compensation Committee generally reviews and approves of the Company's executive compensation and currently administers all of the Company Stock Plans. In 1996, the Board of Directors approved increases in the salaries of Barry A. Cinnamon, Chairman of the Board, Chief Executive Officer, President and principal stockholder of the Company, and Mark E. Leininger, Chief Operating Officer, Chief Financial Officer, Treasurer, Vice-President Finance and a director of the Company, and also approved the payment to such persons and two other executive officers of the Company of bonuses of $25,000 upon the Company reporting net income for a fiscal quarter after the effectiveness of the Merger.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company, together with written representations received by the Company from applicable parties that no Form 5 was required to be filed by such parties, all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed all such required reports, except, due to administrative errors, Miriam Frazer (since resigned), Fred M. Gibbons (since resigned), Daniel
J. Fraisl, Joseph V. Szczepaniak and Joseph Cirillo (since resigned) each failed to timely file their Initial Statements on Form 3 and Lori Kramer Cinnamon failed to timely file a Change in Beneficial Ownership Statement on Form 4 relating to a sale transaction.


ITEM 10.          EXECUTIVE COMPENSATION.

         The following table sets forth, for the three years ended December 31, 1996, the cash and other compensation paid to the Company's Chief Executive Officer and the one other individual serving as an executive officer of the Company on December 31, 1996 whose total salary and bonus, for services rendered to the Company during 1996, was $100,000 or more (each, a "Named Executive Officer").

                                                                                             Long-Term
                                                                                            Compensation
                                                      Annual Compensation                      Awards
                                        -----------------------------------------------   ----------------
                                                                                             Securities           All
                                                                         Other Annual        Underlying          Other
 Name and Principal Position    Year        Salary       Bonus         Compensation (1)       Options         Compensation
 ---------------------------    ----        ------       -----         ----------------       -------         ------------
 Barry A. Cinnamon,             1996       $95,000      $39,892            $  --             60,500                --
     Chairman of Board          1995       $46,822       26,922               --                -0-                --
     Chief Executive Officer    1994       $50,269        6,441               --             39,744 (2)            --
     and President

Mark E. Leininger, Chief        1996       $81,000      $35,000               --            225,000                --
     Operating Officer,         1995        29,442           --               --             20,000                --
     Chief Financial Officer    1994            --           --               --                -0-                --
     Treasurer and Vice
     President - Finance

----------
(1) The value of all perquisites provided did not exceed the lesser of $50,000 or 10% of the officer's salary and bonus.

(2) Represents options to purchase 39,744 shares of Common Stock granted to Lori Kramer Cinnamon, Mr. Cinnamon's wife, as to which Mr. Cinnamon disclaims beneficial ownership. See "Item 11. Security Ownership of Certain Beneficial Owners and Management -- Company Stock Plans."

STOCK OPTION GRANTS IN 1996

         The following table sets forth (a) the number of shares underlying options granted to each Named Executive Officer during 1996, (b) the percentage the grant represents of the total number of options granted to all Company employees during the 1996, (c) the per share exercise price of each option, (d) the expiration date of each option.

                             Number of Shares      Percentage of
                            Underlying Options     Total Options
                              Granted During         Granted to       Exercise     Expiration
Name                            Fiscal 1996          Employees         Price          Date
----                            -----------          ---------         -----          ----
Barry Cinnamon...........         60,500               6.3             $2.75         4/24/06
Mark E. Leininger........         10,000               1.0              4.25         2/19/06
                                  70,000               7.3              2.75         4/24/06
                                 145,000              15.2              7.56         9/28/06

         During the 1997 Fiscal Year through the date of this Annual Report on Form 10-KSB, the Company granted options to the Named Executive Officers as follows:

                                      Number of Shares      Percentage of
                                     Underlying Options     Total Options
                                       Granted During         Granted to     Exercise   Expiration
Name                                     Fiscal 1997          Employees       Price        Date
----                                     -----------          ---------       -----        ----
Barry Cinnamon....................        300,000                25.1        $3.43        2/4/07
                                            4,000 (1)             0.3         3.875      1/14/07
                                            1,000 (1)             0.1         3.43        2/4/07
Mark E. Leininger.................        300,000                25.1         3.43        2/4/07

----------
(1) Represents options granted to Lori Kramer Cinnamon, the wife of Mr. Cinnamon, as to which options Mr. Cinnamon disclaims beneficial ownership.

AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

         Set forth in the table below is information, with respect to each of the Named Executive Officers, as to the (a) number of shares acquired during 1996 upon each exercise of options granted to such individuals, (b) the aggregate value realized upon each such exercise (i.e., the difference between the market value of the shares at exercise and their exercise price), (iii) the total number of unexercised options held on December 31, 1996, separately identified between those exercisable and those not exercisable, and (iv) the aggregate value of in-the-money, unexercised options held on December 31, 1996, separately identified between those exercisable and those not exercisable.

                                                                                                 Value of Unexercised
                                                        Number of Unexercised Options           In-the-Money Options at
                                                             at December 31, 1996                  December 31, 1996
                                                      ----------------------------------   ----------------------------------
                           Shares
                        Acquired on        Value
Name                      Exercise       Realized      Exercisable      Unexercisable        Exercisable      Unexercisable
----                      --------       --------      -----------      -------------        -----------      -------------
Barry A. Cinnamon....        -0-           -0-           6,666 (1)         93,578 (1)        $ 12,499 (1)      $120,212 (1)
Mark E. Leininger....        -0-           -0-          13,333            231,667               1,666            81,250

----------
(1) Includes options to purchase 6,666 (exercisable) and 33,078 (unexercisable) shares of Common Stock granted to Lori Kramer Cinnamon, the wife of Mr. Cinnamon, as to which options Mr. Cinnamon disclaims beneficial ownership.

EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with each of Barry
A. Cinnamon, Lori Kramer Cinnamon and Joseph V. Szczepaniak. In addition, SPC has entered into an employment agreement with Daniel J. Fraisl.

         The employment agreement with Barry A. Cinnamon provides for him to serve as the President and Chief Executive Officer of the Company for a term expiring in December 1999, and currently provides for an annual base salary of $150,000, bonuses of 5% of the Company's consolidated net income before taxes and extraordinary items, .15% of the Company's consolidated net sales and .75% of the Company's consolidated gross profits. In October 1996, the Board of Directors determined to pay to Mr. Cinnamon a bonus of $25,000 following the first profitable fiscal quarter of the Company after the Merger.

         Pursuant to his employment agreement with the Company, Mr. Szczepaniak receives (i) an annual base salary of $135,000, (ii) an annual bonus of $45,000,
(iii) a bonus of $20,000 upon the Company's attainment of certain agreed-upon performance targets, (iv) options to purchase 170,000 shares of Common Stock at an exercise price equal to $3.75 per share, exercisable in equal installments on the first, second, third and fourth anniversaries of the date of grant or in full upon a change of control of the Company, and (v) in the event of his termination other than for cause or within twelve months of a change of control of the Company, a payment equal to his annual base salary plus the amount of any accrued but unpaid bonuses, which payment is to be made in a lump sum less an amount equal to the fair market value of any accelerated options less the exercise price therefor in the event of a termination following a change of control; provided, that in no event can the Company terminate Mr. Szczepaniak other than for cause prior to June 1, 1997. In December 1996, the Board of Directors determined to pay to Mr. Szczepaniak a bonus of $25,000 following the first profitable fiscal quarter of the Company after the Merger.

         Pursuant to his current employment arrangements with SPC, Mr. Fraisl is to be employed by SPC as a Vice President - Research and Development, through April 7, 1998, and receives (i) an annual salary of $130,000, (ii) an annual bonus of $25,000, (iii) a bonus of $25,000 upon the Company's attainment of certain agreed upon performance targets, (iv) options to purchase 110,000 shares of Common Stock at an exercise price equal to $3.75 per share on the date of grant, exercisable in equal installments on the first, second, third and fourth anniversaries of the date of grant, or in full upon a change of control of the Company, (v) options to purchase up to three additional increments of 50,000 shares of Common Stock each at an exercise price equal to the fair market value thereof on the date of grant upon the release in calendar 1997 of a major new electronic mail product utilizing the Company's Intelligent Formatting technology, and the release in each of calendar 1998 and 1999 of an additional major new product utilizing the Company's Intelligent Formatting technology and
(vi) in the event of his termination other than for just cause, a payment equal to his annual base salary for one year plus the amount of any accrued but unpaid bonuses, which payment would be made in a lump sum less an amount equal to the fair market value of any accelerated options less the exercise price therefor in the event of a termination following a change of control. Further, in the event that SPC terminates Mr. Fraisl's employment within twelve months after a "change in control" (as defined in his employment agreement), Mr. Fraisl is entitled to a lump sum payment equal to his annual base salary plus the amount of any accrued but unpaid bonuses and value of all accrued and unused vacation time, minus an amount equal to the fair market value of any accelerated options less the exercise price therefor. In December 1996, the Board of Directors determined to pay to Mr. Fraisl a bonus of $25,000 following the first profitable fiscal quarter of the Company after the Merger.

         The employment agreement with Lori Kramer Cinnamon provides for her to serve as a Vice President of Marketing of the Company for a term expiring in December 1999, and provides for an annual base salary of not more than $40,000, a bonus of 1% of the Company's net income before taxes and extraordinary items and .75% of the Company's gross profit. Under the terms of Ms. Cinnamon's agreement, the Board of Directors may increase Ms. Cinnamon's base salary by not more than 15% per year. For 1996, Ms. Cinnamon received a base salary of approximately $37,000.

         Each of the above-described agreements, as well as an agreement between the Company and Mark E. Leininger (the "Leininger Agreement"), contains restrictions on the employee engaging in competition with the Company for the term thereof and for up to one year thereafter and provisions protecting the Company's proprietary rights and information. The agreements with Barry A. Cinnamon and Lori Kramer Cinnamon also provide for the payment of three times the employee's previous year's cash compensation, less $1.00, upon his termination in the event of a change in control of the Company, which is defined therein to mean (a) a change in control as defined in Rule 12b-2 under the Exchange Act, (b) a person (as such term is defined in Sections 13(d) and 14(d) of the Exchange Act) other than a current director or officer of the Company becoming the beneficial owner, directly or indirectly, of 20% or more of the voting power of the Company's outstanding securities or (c) the members of the Board of Directors at the beginning of any two-year period ceasing to constitute at least a majority of the Board of Directors unless the election of any new director during such period has been approved in advance by two-thirds of the directors in office at the beginning of such two-year period. The Leininger Agreement provides for the payment of three times the average annual cash compensation paid by the Company to Mr. Leininger over the previous five years, less $1.00, and the accelerated vesting of all outstanding stock options granted to Mr. Leininger, upon the termination of his employment within six months after such a change in control or within six months prior thereto if such termination was without cause. In October 1996, the Board of Directors determined to pay to Mr. Leininger a bonus of $25,000 following the first profitable fiscal quarter of the Company after the Merger.

COMPANY STOCK PLANS

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

         The 1994 Incentive Plan, which is administered by the Compensation Committee of the Board of Directors (currently comprised of Neil R. Austrian, Jr., Marc E. Jaffe and Eng Chye Low), currently authorizes the issuance of a maximum of 3,000,000 shares of Common Stock, which may be either newly issued shares, treasury shares, reacquired shares, shares purchased in the open market or any combination thereof. Incentive stock options generally may be granted at an exercise price of not less than the fair market value of shares of Common Stock on the date of grant, and non-qualified stock options may be granted at an exercise price of not less than 85% of such fair market value. If any award under the 1994 Incentive Plan terminates, expires unexercised, or is canceled, the shares of Common Stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. The Company has issued an aggregate 5,000 shares of Common Stock upon exercise of options granted under the 1994 Incentive Plan and options to purchase an aggregate 2,610,047 shares of Common Stock are outstanding under the 1994 Incentive Plan and options to purchase 384,953 shares remain available for grant under the 1994 Incentive Plan as of April 4, 1997.

Outside Director and Advisor Stock Option Plan

         The Company adopted the Outside Director and Advisor Stock Option Plan (the "Director and Advisor Plan") for the purpose of attracting and retaining well-qualified persons for service as directors of and advisors to the Company and to provide such persons with the opportunity to increase their personal interest in the Company's continued success and further align their interests with the interests of the stockholders of the Company through the grant of options to purchase shares of Common Stock. All directors of the Company who are not employees of the Company (each, a "Non-Employee Director"), of which there are presently five, are eligible to participate in the Director and Advisor Plan. None of the Non-Employee Directors who are eligible to participate in the Director and Advisor Plan participate in any of the other compensation plans of the Company, except that Marc E. Jaffe currently owns options to purchase 5,000 shares of Common Stock granted under the 1994 Incentive Plan. Currently, up to 500,000 shares of Common Stock may be issued under the Director and Advisor Plan.

         Under the Director and Advisor Plan, each Non-Employee Director of the Company and each member of the Advisory Committee of the Company (each, an "Outside Director or Advisor"), upon first becoming an Outside Director or Advisor, receives options to purchase 25,000 shares of Common Stock at a price equal to the fair market value of the Common Stock on the date of grant and thereafter receives options to purchase 10,000 shares of Common Stock at a price equal to the per share fair market value of the Common Stock on August 1st of each subsequent year. Options awarded to each Outside Director or Advisor vest over a period of two years, and are subject to forfeiture under certain conditions and shall be exercisable by the Outside Director or Advisor upon vesting. The Company has issued an aggregate 19,666 shares of Common Stock upon exercise of options granted under the Director and Advisor Plan, options to purchase an aggregate 370,334 shares of Common Stock are outstanding under the Director and Advisor Plan and options to purchase 110,000 shares remain available for grant under the Director and Advisor Plan as of April 4, 1997.

SPC 1987 Incentive Stock Option Plan

         In connection with the Merger, pursuant to an Instrument of Assumption dated December 20, 1996 (the "Assumption"), the Company assumed all of SPC's obligations under SPC's 1987 Stock Option Plan (the "SPC 1987 Plan"). The SPC 1987 Plan remains effective and the Company may, until the SPC 1987 Plan terminates in accordance with its terms, at its discretion, grant additional options under the SPC 1987 Plan.

         The SPC 1987 Plan provides for the grant of incentive stock options and non-qualified stock options to officers, key employees, consultants and independent contractors of SPC and the Company. The SPC 1987 Plan, which is administered by the Compensation Committee of the Board of Directors, currently authorizes the issuance of a maximum of 341,763 shares of Common Stock, which may be either newly issued shares, treasury shares, re-acquired shares, shares purchased in the open market or any combination thereof. Incentive stock options generally may be granted at an exercise price of not less than the fair market value of shares of Common Stock on the date of grant, and non-qualified stock options may be granted at an exercise price of not less than 50% of such fair market value. If any award under the SPC 1987 Plan terminates, expires unexercised, or is canceled, the shares of Common Stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. The equivalent of 169,401 shares of Common Stock have been issued upon exercise of options granted under the SPC 1987 Plan, the Company has options to purchase an aggregate 144,861 shares of Common Stock outstanding under the SPC 1987 Plan and options to purchase 27,501 shares remain available for grant under the SPC 1987 Plan as of April 4, 1997. The SPC 1987 Plan will terminate in November 1997.

SPC 1989 Stock Plan

         In connection with the Merger, pursuant to the Assumption, the Company assumed all of SPC's obligations under SPC's 1989 Stock Plan (the "SPC 1989 Plan"). The SPC 1989 Plan remains effective and the Company may, until the SPC 1989 Plan terminates in accordance with its terms, at its discretion, grant additional options under the SPC 1989 Plan.

         The SPC 1989 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, stock purchase rights, incentive stock rights, performance grants and other types of awards to officers, key employees, consultants and independent contractors of SPC and the Company. The SPC 1989 Plan, which is administered by the Compensation Committee of the Board of Directors, currently authorizes the issuance of a maximum of 268,050 shares of Common Stock, which may be either newly issued shares, treasury shares, re-acquired shares, shares purchased in the open market or any combination thereof. Incentive stock options generally may be granted at an exercise price of not less than the fair market value of shares of Common Stock on the date of grant; non-qualified stock options may be granted at an exercise price of not less than 50% of such fair market value; incentive stock rights permit the rightsholder to receive cash or shares of Common Stock based upon the Company or the rightsholder obtaining results specified at the time of the granting of such rights; stock appreciation rights (which may be granted in connection with an option grant or as a separate grant) entitles the grantee to receive a cash payment based upon the yield of the Common Stock between grant and exercise; stock purchase rights entitle the rightsholder to purchase shares of Common Stock at a price of not less than 50% of the fair market price of such shares with the Company retaining a diminishing right to repurchase such shares over a specified period should the rightsholder's relationship with the Company terminate; and long term performance awards allow the Company to customize incentive award programs to permit the awarding of cash or Common Stock upon the Company or grantee researching specified levels of performance. If any award under the SPC 1989 Plan terminates, expires unexercised, or is canceled, the shares of Common Stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. The equivalent of 13,849 shares of Common Stock have been issued upon exercise of options granted under the SPC 1989 Plan, the Company has options to purchase an aggregate 221,623 shares of Common Stock outstanding under the SPC 1989 Plan and options to purchase 32,578 shares remain available for grant under the SPC 1989 Plan as of April 4, 1997. The SPC 1989 Plan will terminate in October 1999.

SPC 1991 Stock Option Plan

         In connection with the Merger, pursuant to the Assumption, the Company assumed all of SPC's obligations under SPC's 1991 Stock Option Plan (the "SPC 1991 Plan"). The SPC 1991 Plan remains effective and the Company may, until the SPC 1991 Plan terminates in accordance with its terms, at its discretion, grant additional options under the SPC 1991 Plan.

         The SPC 1991 Plan provides for the grant of incentive stock options, non-qualified stock options and stock purchase rights to officers, key employees, consultants and independent contractors of SPC and the Company. The SPC 1991 Plan, which is administered by the Compensation Committee of the Board of Directors, currently authorizes the issuance of a maximum of 428,880 shares of Common Stock, which may be either newly issued shares, treasury shares, re-acquired shares, shares purchased in the open market or any combination thereof. Incentive stock options generally may be granted at an exercise price of not less than the fair market value of shares of Common Stock on the date of grant; non-qualified stock options may be granted at an exercise price of not less than 85% of such fair market value; and stock purchase rights entitle the rightsholder to purchase shares of Common Stock at a price of not less than 85% of the fair market price of such shares with the Company retaining a diminishing right to repurchase such shares over a specified period should the rightsholder's relationship with the Company terminate. If any award under the SPC 1991 Plan terminates, expires unexercised, or is canceled, the shares of Common Stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. The equivalent of 1,065 shares of Common Stock have been issued upon exercise of options granted under the SPC 1991 Plan, the Company has options to purchase an aggregate 338,877 shares of Common Stock outstanding under the SPC 1989 Plan and options to purchase 88,938 shares remain available for grant under the SPC 1991 Plan as of April 4, 1997. The SPC 1991 Plan will terminate in October 2001.

INDEMNIFICATION

         Section 145 of the Delaware General Corporation Law provides that indemnification of directors, officers, employees and other agents of a corporation, and persons who serve at its request as directors, officers, employees or other agents of another organization, may be provided by such corporation.

         The Company's Certificate of Incorporation includes provisions eliminating the personal liability of its directors for monetary damages resulting from breaches of their fiduciary duty except, pursuant to the limitations of the Delaware General Corporation Law, (i) for any breach of the director's duty of loyalty to the Company or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the Delaware General Corporation Law, or any amendatory or successor provisions thereto, or (iv) with respect to any transaction from which the director derived an improper personal benefit. The Company's By-laws provide indemnification to directors, officers, employees and agents, including against claims brought under state or Federal securities laws, to the full extent allowable under Delaware law. The Company also has entered into indemnification agreements with its directors and executive officers providing, among other things, that the Company will provide defense costs against any such claim, subject to reimbursement in certain events. The Company also maintains a directors and officers liability insurance policy in a coverage amount of $3,000,000.

         The Company has agreed pursuant to the Merger Agreement to maintain SPC's current directors and officers liability insurance policies in effect until September 3, 1997 with respect to former directors and officers of SPC and that to the extent that SPC fails to pay in full any retentions or deductibles payable thereunder by indemnified parties, the Company shall pay such amounts.


ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth the beneficial ownership of shares of voting stock of the Company, as of April 4, 1997, of (i) each person known by the Company to beneficially own 5% or more of the shares of outstanding

Common Stock based on filings with the SEC and certain other information, (ii) each of the Company's executive officers and directors, and (iii) all of the Company's executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and investment and voting power is held by, the persons named as owners.

                                                                                 Amount of Class B
                                 Amount and Nature           Percentage          Voting Preferred      Percentage
Name and Address of               of Common Stock           Ownership of        Stock Beneficially     of Voting
Beneficial Owner (1)           Beneficially Owned (2)     Common Stock (3)          Owned (4)         Power (3) (4)
--------------------           ----------------------     ----------------          ---------         -------------
Barry A. Cinnamon ..........       1,106,860(5)                 13.7                 60,520              19.7
Lori K. Cinnamon ...........       1,106,860(6)                 13.7                 60,520 (7)          19.7
M.S. Farrell & Co., Inc ....         621,028(8)                  7.2                     --               6.8
Martin F. Schacker .........         621,028(9)                  7.2                     --               6.8
Gwyn Jones .................         469,804(10)                 5.8                     --               5.4
Mark E. Leininger ..........         221,374(11)                 2.7                     --               2.5
Daniel J. Fraisl ...........         108,181(12)                 1.3                     --               1.2
Norman W. Alexander ........          76,246(13)                 0.9                     --               0.9
Neil M. Kaufman ............          38,333(14)                 0.5                     --               0.4
Marc E. Jaffe ..............          19,999(15)                 0.2                     --               0.2
Neil R. Austrian, Jr .......          19,999(16)                 0.2                     --               0.2
Joseph V. Szczepaniak ......          13,401(17)                 0.2                     --               0.2
Eng Chye Low ...............          11,666(18)                 0.1                     --               0.1

All officers and directors
 as a group (10 persons) ...       1,431,351(19)                17.8                 60,520              22.8

----------
(1) Unless otherwise indicated, the address for each beneficial owner listed in the table is c/o Allegro New Media, Inc., 111 North Market Street, San Jose, California 95113.

(2) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date on which beneficial ownership is to be determined upon the exercise of options, warrants or convertible securities.

(3) Each beneficial owner's percentage ownership is determined by assuming that stock options and warrants that are held by such person (but not those held by any other person) and which are exercisable within such 60 day period, have been exercised.

(4) Each share of Class B Voting Preferred Stock is entitled to cast ten votes on all matters subject to a vote of stockholders and, subject to applicable law, votes together with the holders of Common Stock. Barry
         A. Cinnamon owns all of the outstanding Class B Voting Preferred Stock.

(5) Includes (a) an aggregate 52,778 shares of Common stock held by Mr. Cinnamon as custodian for his minor children under the New Jersey Uniform Gift to Minors Act, as to which Mr. Cinnamon disclaims beneficial ownership, (b) options to purchase 20,166 shares of Common Stock granted to Mr. Cinnamon under the Company Stock Plans which are exercisable within the next 60 days, (c) options to purchase 6,666 shares of Common Stock granted to Lori Kramer Cinnamon, Mr. Cinnamon's wife, under the Company Stock Plans which are exercisable within the next 60 days, as to which Mr. Cinnamon disclaims beneficial ownership, and (d) the 184,708 shares of Common Stock held by the Serif (Europe) Share Ownership Trust (the "Serif Trust") of which Mr. Cinnamon acts as a co-trustee, as to which Mr. Cinnamon disclaims beneficial ownership. Does not include (a) 60,520 shares of Class B Voting Preferred Stock,
         (b) options to purchase 340,334 shares of Common Stock granted to Mr. Cinnamon under the Company Stock Plans which are not exercisable within the next 60 days, (c) options to purchase 38,078 shares of Common Stock granted to Ms. Kramer Cinnamon under the Company Stock Plans which are not exercisable within the next 60 days and (d) the 1,000,000 shares of Common Stock issued in connection with the Serif Acquisition and subject to a Stockholders Agreement, dated as of July 31, 1996 (the "Stockholders Agreement"), to which Mr. Cinnamon is a party and pursuant to which the holders of such 1,000,000 shares (including the Serif Trust, Gwyn Jones and Norman Alexander) have agreed to vote their respective shares of Common Stock for the director-nominees of the Company's Board of Directors and Mr. Cinnamon has agreed to vote all of the securities of the Company owned by him for Mr. Jones or Mr. Jones' nominee (Norman Alexander) as a director of the Company, in each case until July 31, 1998.

(6)      Represents (a) 842,542 shares of Common Stock owned of record by Barry
         A. Cinnamon, Ms. Kramer Cinnamon's husband, as to which Ms. Kramer Cinnamon disclaims beneficial ownership, (b) an aggregate 52,778 shares of Common Stock held by Mr. Cinnamon as custodian for their minor children under the New Jersey Uniform Gift to Minors Act, as to which Ms. Kramer Cinnamon disclaims beneficial ownership, (c) options to purchase 6,666 shares of Common Stock granted to Ms. Kramer Cinnamon under the Company Stock Plans which are exercisable within the next 60 days, (d) options to purchase 20,166 shares of Common Stock granted to Mr. Cinnamon under the Company Stock Plans which are exercisable within the next 60 days, as to which Ms. Kramer Cinnamon disclaims beneficial ownership, and (e) the 184,708 shares of Common Stock held by the Serif Trust, as to which Ms. Kramer Cinnamon disclaims beneficial ownership. Does not include (a) 60,520 shares of Class B Voting Preferred Stock owned by Mr. Cinnamon, as to which Ms. Kramer Cinnamon disclaims beneficial ownership, (b) options to purchase 38,078 shares of Common Stock granted to Ms. Kramer Cinnamon under the Company Stock Plans which are not exercisable within the next 60 days, (c) options to purchase 340,334 shares of Common Stock granted to Mr. Cinnamon under the Company Stock Plans which are not exercisable within the next 60 days, as to which Ms. Kramer Cinnamon disclaims beneficial ownership, or (d) or the shares subject to the Stockholders Agreement to which Mr. Cinnamon is a party and as to which Ms. Kramer Cinnamon disclaims beneficial ownership.

(7) Represents the 60,520 shares of Class B Voting Preferred Stock owned by Mr. Cinnamon, as to which Ms. Kramer Cinnamon disclaims beneficial ownership.

(8) Includes (a) warrants owned of record by MS Farrell to purchase 440,000 shares of Common Stock which are exercisable within the next 60 days and (b) the IPO Underwriters' Purchase Options owned of record by MS Farrell to purchase 103,300 shares of Common Stock which are exercisable within the next 60 days. Does not include 13,000 shares of Common Stock and warrants to purchase an additional 60,000 shares of Common Stock owned by a managing director of MS Farrell. The address for MS Farrell is 67 Wall Street, New York, New York 10005.

(9) Represents (a) 77,728 shares of Common Stock owned by MS Farrell, of which Mr. Schacker is Chairman of the Board and the controlling person,
         (b) warrants exercisable within the next 60 days to purchase 440,000 shares of Common Stock owned of record by MS Farrell and (c) the IPO Underwriters' Purchase Options owned by MS Farrell to purchase 103,300 shares of Common Stock. Does not include 4,000 shares of Common Stock and warrants to purchase 60,000 shares of Common Stock owned by a managing director of MS Farrell. The address for Mr. Schacker is c/o MS Farrell, 67 Wall Street, New York, New York 10005.

(10) Does not include any of the shares of Common Stock or other securities of the Company owned by any other party to the Stockholders Agreement. The address for Mr. Jones is c/o Barley Green Farm, Laxfield Road, Stradbrooke Eye, Suffolk, England IP21 5JT.

(11) Represents (a) options to purchase 36,666 shares of Common Stock granted to Mr. Leininger under the Company Stock Plans which are exercisable within the next 60 days and (b) the 184,708 shares of Common Stock held by the Serif Trust of which Mr. Leininger acts as a co-trustee, as to which Mr. Leininger disclaims beneficial ownership. Does not include options to purchase 508,334 shares of Common Stock granted to Mr. Leininger under the Company Stock Plans which are not exercisable within the next 60 days.

(12) Includes options to purchase 107,220 shares of Common Stock granted to Mr. Fraisl under the Company Stock Plans which are exercisable within the next 60 days. Does not include options to purchase 181,000 shares of Common Stock granted to Mr. Fraisl under the Company Stock Plans which are not exercisable within the next 60 days.

(13) Includes options to purchase 8,333 shares of Common Stock granted to Mr. Alexander under the Company Stock Plans which are exercisable within the next 60 days. Does not include (a) options to purchase 16,667 shares of Common Stock granted to Mr. Alexander under the Company Stock Plans which are not exercisable within the next 60 days or (b) any of the shares of Common Stock or other securities of the Company owned by any other party to Stockholders Agreement. The address for Mr. Alexander is Burnside, Church Walk, Marholm, Peterborough, PE 67H2 England.

(14) Includes options to purchase 16,666 shares of Common Stock granted to Mr. Kaufman under the Company Stock Plans which are exercisable within the next 60 days. Does not include options to purchase 33,334 shares of Common Stock granted to Mr. Kaufman under the Company Stock Plans which are not exercisable within the next 60 days. The address for Mr. Kaufman is c/o Moritt, Hock & Hamroff, LLP, 400 Garden City Plaza, Suite 202, Garden City, New York 11530.

(15) Represents options to purchase 19,999 shares of Common Stock granted to Mr. Jaffe under the Company Stock Plans which are exercisable within the next 60 days. Does not include options to purchase 20,001 shares of Common Stock granted to Mr. Jaffe under the Company Stock Plans which are not exercisable within the next 60 days. The address for Mr. Jaffe is c/o Electric Licensing Organization, 386 Park Avenue South, Suite 1900, New York, New York 10016.

(16) Represents options to purchase 19,999 shares of Common Stock granted to Mr. Austrian under the Company Stock Option Plans which are exercisable within the next 60 days. Does not include options to purchase 15,001 shares of Common Stock granted to Mr. Austrian under the Company Stock Option Plans which are not exercisable within the next 60 days. The address for Mr. Austrian is c/o Tescorp., Inc., 327 Congress Avenue, Suite 200, Austin, Texas 78701.

(17) Represents options to purchase 13,401 shares of Common Stock granted to Mr. Szczepaniak under the Company Stock Plans which are exercisable within the next 60 days. Does not include options to purchase 344,611 shares of Common Stock granted to Mr. Szczepaniak under the Company Stock Plans which are not exercisable within the next 60 days.

(18) Represents options to purchase 11,666 shares of Common Stock granted to Mr. Low under the Company Stock Option Plans which are exercisable within the next 60 days. Does not include options to purchase 23,334 shares of Common Stock granted to Mr. Low which are not exercisable within the nest 60 days. The address for Mr. Low is c/o Seacom, Inc., 200 East 89th Street, Suite 44 South, New York, New York 10128.

(19) Includes an aggregate 260,782 shares of Common Stock issuable upon exercise of the options and warrants discussed in notes (5), (6) and
         (11) through (18) above which are exercisable within the next 60 days.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         MS Farrell acted as placement agent on behalf of the Company in selling an aggregate of 1,115,250 shares of Class A Convertible Preferred Stock of the Company in June 1994 and an additional 75,000 shares of Class A Convertible Preferred Stock in November 1994 for aggregate gross proceeds of $1,190,250. In consideration for its services in connection therewith, MS Farrell received a 10% commission and a 3% non-accountable expense allowance on the gross proceeds of such offering, a warrant which became exercisable for an aggregate of 302,354 shares of Common Stock which MS Farrell has exercised in full for nominal consideration, and certain other consideration. As a result of such warrant exercise, MS Farrell became the holder of more than 5% of the outstanding Common Stock.

         In May 1995, MS Farrell loaned $100,000 to the Company (the "MS Farrell Loan"). The MS Farrell Loan was evidenced by a promissory note (the "MS Farrell Note") in the principal amount of $100,000, bearing interest at a rate equal to fourteen percent (14%) per annum, maturing on the earlier of (i) December 25, 1995 or (ii) the consummation of a subsequent offering of securities other than similar notes. The MS Farrell Note was secured by the Company's accounts receivable.

         In June through August 1995, MS Farrell acted as placement agent with respect to an aggregate $459,000 principal amount of additional 14% Promissory Notes issued by the Company to other persons. MS Farrell did not receive any compensation in connection with the sale of these additional 14% Promissory Notes.

         MS Farrell also acted as placement agent on behalf of the Company in selling an aggregate of $1,250,000 principal amount of promissory notes and 243,902 shares of Common Stock in August 1995. In connection with its services therewith, MS Farrell received a 10% commission and a 3% non-accountable expense allowance on the gross proceeds of such offering. The MS Farrell Loan was repaid from the Company's proceeds of such offering.

         MS Farrell acted as managing underwriter of the Company's initial public offering (the "IPO"), consummated on December 12, 1995, pursuant to which the Company sold an aggregate 1,142,400 shares of Common Stock for gross proceeds of $5,854,800. As compensation for its underwriting services in connection with the IPO, MS Farrell received a 10% underwriting discount and a 3% non-accountable expense allowance of the gross proceeds from the IPO and options (the "IPO Underwriters' Purchase Options") to purchase 103,300 shares of Common Stock at $6.15 per share for a four year period terminating on December 6, 2000.

         Pursuant to an engagement agreement, dated December 23, 1993, between the Company and MS Farrell, the Company agreed (a) to use MS Farrell as its exclusive investment banker for a five-year period, (b) to pay monthly consulting fees to MS Farrell of $2,500 until December 1998, in connection with which the Company paid MS Farrell $138,128 through August 20, 1996, and (c) to pay to MS Farrell a fee of 2% of the greater of the maximum commitment under, or the maximum amount actually borrowed by the Company pursuant to, a conventional line of credit extended to the Company by a bank or other short-term lender introduced to the Company by MS Farrell. The Company had the right to terminate the above-described obligations under this engagement agreement upon the payment of $250,000 in cash. In August 1996, in exchange for the right to pay such termination fee in shares of Common Stock, the suspension of payment of obligations under this engagement agreement and certain other consideration, the Company granted to MS Farrell and a designee thereof warrants to purchase 500,000 shares of Common Stock exercisable at $6.875 per share for a six-year period and extended the expiration date of the IPO Underwriters' Purchase Options to August 22, 2002. In March 1997, the Company exercised its right to terminate the Company's investment banking obligations to MS Farrell and, in connection therewith, issued an aggregate of 71,428 shares of Common Stock to M.S. Farrell Holdings, Inc., the parent holding company of M. S. Farrell, and to one other designee thereof.

         Barry A. Cinnamon, President, Chief Executive Officer, Chairman of the Board and a principal stockholder of the Company, and Richard Bergman, the Company's former Vice President of Product Development, placed into escrow an aggregate of 542,500 shares of Common Stock (the "Escrow Shares"), 500,000 of which shares were placed in escrow by Mr. Cinnamon and 42,500 of which shares were placed in escrow by Mr. Bergman. In April 1996, upon the execution and delivery by the Company of a letter of intent to acquire all of the issued and outstanding capital stock of Serif Inc. and Serif (Europe) Limited, 217,000 shares of Common Stock then held in escrow were released from escrow and delivered to the above-named stockholders, 200,000 of which shares were delivered to Mr. Cinnamon and 17,000 of which shares were delivered to Mr. Bergman (the "April 1996 Escrow Release"). In September 1996, 314,000 of the remaining shares of the Company Common Stock then held in escrow were released from escrow and delivered to Mr. Cinnamon (300,000 shares) and Mr. Bergman (14,000 shares) (the "September 1996 Escrow Release"; and together with the April 1996 Escrow Release, the "Escrow Releases"). Presently, no shares remain in escrow and all of the arrangements relating to the Escrow Shares have been terminated. The Company incurred a compensation expense of approximately $2,773,180 in connection with the Escrow Releases. See "Item 6. Management's Discussion and Analysis or Plan of Operation."

         In June 1996, the Company loaned $200,000 to a corporation (the "Debtor") of which MS Farrell is an affiliate. This loan was represented by a promissory note (the "Debtor Note") bearing interest at 14% per annum and which was secured by the assets of Debtor. In connection with this loan, the Company also received warrants to purchase 100,000 shares of the common stock of a pharmaceutical company of which MS Farrell may also be considered an affiliate, at an exercise price of $5.50 per share. In March 1997, in consideration for warrants to purchase 100,000 shares of common stock of the Debtor at an exercise price of $1.00 per share, exercisable for a six year period, the Company agreed to extend the maturity of the Debtor Note and the Company further agreed to exchange the Debtor Note for a similar note bearing interest at 12% per annum issued by the pharmaceutical company maturing on the earlier of November 27, 1997 or the consummation of an offering of equity securities of the pharmaceutical company. The Company established a reserve for the entire loss of the Debtor Note in 1996.

         In April 1996, Barry A. Cinnamon sold 44,000 shares of Common Stock to MS Farrell for a price equal to $2.00 per share, and, in August 1996, Mr. Cinnamon sold 42,946 shares of Common Stock to MS Farrell for a price equal to $6.00 per share.

         In July 1996, the Company acquired all of the issued and outstanding shares of capital stock of Serif Inc. and Serif (Europe) Limited. Pursuant to the terms of the agreements for such acquisitions (the "Serif Acquisition Agreements"), the Company issued to Norman Alexander an aggregate 67,913 shares of Common Stock and agreed to nominate Gwyn Jones or his designee to the Board of Directors of the Company. Mr. Jones designated Mr. Alexander as his nominee and Mr. Alexander was elected as a director in October 1996. In addition, Barry
A. Cinnamon, Norman Alexander and the other former stockholders of the Serif companies entered into a Stockholders Agreement pursuant to which each party agreed, for a term of two years, to vote their respective shares of Common Stock in favor of the election as directors of the nominees for directors designated by the Company's Board of Directors and in favor of the election as a director of Mr. Jones or Mr. Jones' designee. Pursuant to the terms of the Serif Acquisition Agreements, the Company entered into a three-year employment agreement with Gwyn Jones, the founder and largest stockholder of Serif, and the Company elected Gwyn Jones as a director in Class II. In October 1996, Mr. Jones resigned as an officer, director and employee of the Company and Serif pursuant to agreements under which Mr. Jones received or is to receive the base salary payable under his employment agreement and certain other consideration, including the elimination of the prohibition on Mr. Jones selling the 469,804 shares of Common Stock which Mr. Jones received pursuant to the Serif Acquisition Agreements and the substitution, in lieu thereof, of a restriction allowing him to sell no more than thirty percent (30%) of the average daily trading volume of Common Stock in any week and certain other restrictions.

         Digital Paper, Inc. ("Digital Paper"), and its stockholders, one of whom is Daniel Fraisl, Vice President Research and Development of the Company, have entered into an amendment to the Stock Purchase Agreement by which SPC acquired Digital Paper, which amendment became effective upon consummation of the Merger. The amendment provides that a remaining payment of $1,650,000 and two incentive payments with an aggregate total of $325,000 upon the attainment of certain product sales and development criteria, which is required by the terms of the Stock Purchase Agreement to be made by SPC to Digital Paper's stockholders in cash or in shares of SPC common stock, be paid in cash or in shares of Common Stock, at the option of each such stockholder. None of the criteria were met in 1996, but are expected to achieved in 1997

         During 1995, SPC entered into three-year, non-interest-bearing loan agreements with Irfan Salim, the then President and Chief Executive Officer of SPC, in the amount of $300,000, and with Robert T. Iguchi, the then Vice President of North American Sales and Service of SPC, in the amount of $117,000. Both of these obligations were secured by the right to a second deed of trust on their respective homes. During the fourth fiscal quarter of 1996, Mr. Iguchi repaid to the Company the outstanding balance of his loan, in the amount of $117,000. During the SPC 1996 Fiscal Year, SPC forgave
$125,000 of Mr. Salim's loan, which was treated as compensation to him.
The $175,000 balance of Mr. Salim's loan was due on February 17, 1997 and remains outstanding. The Company has made demand ofthis $175,000 debt of Mr. Salim.

         During 1996, the Company incurred approximately $350,000 in legal fees to Blau, Kramer, Wactlar & Lieberman, P.C., then its general counsel, of which $95,500 was included in accrued liabilities at December 31, 1996. Neil M. Kaufman, a director of the Company, was a member of such firm during 1996. Mr. Kaufman currently is a partner in Moritt, Hock & Hamroff, LLP, general counsel to the Company.

         With respect to compensation paid to Barry A. Cinnamon and Mark E. Leininger in their capacities as employees of the Company, see "Item 10. Executive Compensation."

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

                  Set forth below are all exhibits to this Annual Report on Form 10-KSB:


3.1 Composite of Certificate of Incorporation of the Company, as amended to date.

3.2 By-laws of the Company, as amended. (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4 (Registration Number: 333-16449), filed with the Commission on November 21, 1996.)

4.1      Specimen Common Stock Certificate. (Incorporated by reference to
         Exhibit 4.1 to the Company's Registration Statement on Form SB-2 (Registration Number: 33-97184), filed with the Commission on September 21, 1995.)

10.1     Company 1994 Long Term Incentive Plan.

10.2 Company Outside Director and Advisor Stock Option Plan. (Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (Registration Number: 333-13063), filed with the Commission on September 30, 1996.)

10.3 SPC 1987 Stock Option Plan. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration
         Number: 333-19509), filed with the Commission on January 10, 1997.)

10.4 SPC 1989 Stock Plan. (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Registration Number:
         333-19509), filed with the Commission on January 10, 1997.)

10.5 SPC 1991 Stock Option Plan. (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Registration
         Number: 333-19509), filed with the Commission on January 10, 1997.)

10.6 Employment Agreement dated as of December 27, 1993, as amended through Amendment No. 6, between the Company and Barry A. Cinnamon. (Incorporated by reference to Exhibit 10.3 to the Company's Amendment No. 1 to Registration Statement on Form SB-2 (Registration Number:
         33-97184), filed with the Commission on November 6, 1995, Exhibit 10.30 to the Company's Quarterly Report on Form 10-QSB (Commission File
         Number: 1-14076), for the quarter ended March 31, 1996, filed with the Commission on May 14, 1996, and Exhibit 10.35 to the Company's Quarterly Report on Form 10-QSB (Commission File Number: 1-14076), for the quarter ended September 30, 1996, filed with the Commission on November 5, 1996.)

10.7     Amendment No. 7 to Employment Agreement between the Company and Barry
         A. Cinnamon.

10.8 Employment Agreement dated as of December 27, 1993, as amended through Amendment No. 3, between the Company and Lori Kramer Cinnamon. (Incorporated by reference to Exhibit 10.4 to the Company's Amendment No. 1 to Registration Statement on Form SB-2 (Registration Number:
         33-97184), filed with the Commission on November 6, 1995.)

10.9 Employment Agreement dated October 2, 1996 between the Company and Joseph V. Szczepaniak. (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-4 (Registration Number:
         333-16449), filed with the Commission on November 21, 1996.)

10.10 Employment Agreement, as amended, dated April 7, 1995 between SPC and Daniel J. Fraisl.

10.11 Agreement dated October 25, 1996 between the Company and Mark E. Leininger. (Incorporated by reference to Exhibit 10.36 to the Company's Quarterly Report on Form 10-QSB (Commission File Number: 1-14076), for the quarter ended September 30, 1996, filed with the Commission on November 5, 1996.)

10.12 Agreement and Plan of Reorganization dated as of October 1, 1996 among the Company, SPC and SPC Acquisition Corporation. (Incorporated by reference to Exhibit 2 to the Company's Registration Statement on Form S-4 (Registration Number: 333-16449), filed with the Commission on November 21, 1996.)

10.13 Form of Bridge Unit Subscription Agreement. (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form SB-2 (Registration Number: 33-97184), filed with the Commission on September 21, 1995.)

10.14 Stock Option Agreement dated as of August 2, 1994 between the Company and Berlitz Publishing Company, Inc. (Incorporated by reference to
         Exhibit 10.10 to the Company's Registration Statement on Form SB-2 (Registration Number: 33-97184), filed with the Commission on September 21, 1995.)

10.15 Settlement and General Release Agreement dated as of January 30, 1997 between the Company and Miriam K. Frazer.

10.16 Agreement dated June 14, 1994, as amended, between the Company, M.S. Farrell & Co., Inc. and the holders of shares of Class A Convertible Preferred Stock. (Incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form SB-2 (Registration Number:
         33-97184), filed with the Commission on September 21, 1995.)

10.17 Form of Indemnification Agreement between the Registrant and its executive officers and directors. (Incorporated by reference to Exhibit
         10.8 to the Company's Registration Statement on Form SB-2 (Registration
         Number: 33-97184), filed with the Commission on September 21, 1995.)

10.18 Underwriter's Purchase Option dated December 12, 1995 issued to M.S. Farrell & Co., Inc. (Incorporated by reference to Exhibit 4.2 to the Company's Amendment No. 2 to Registration Statement on Form SB-2 (Registration Number: 33-97184), filed with the Commission on December 1, 1995.)

10.19 Consulting Agreement dated June 14, 1994 between the Registrant and M.S. Farrell & Co., Inc. (Incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form SB-2 (Registration
         Number: 33-97184), filed with the Commission on September 21, 1995.)

10.20 Form of Mergers and Acquisitions Agreement between the Registrant and M.S. Farrell & Co., Inc. (Incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form SB-2 (Registration
         Number: 33-97184), filed with the Commission on September 21, 1995.)

10.21 Form of Lock-Up Agreement dated as of July 31, 1996 relating to limitations on stock sales between the Company and each of the former stockholders of Serif Inc.

10.22 Form of Lock-Up Agreement dated as of July 31, 1996 relating to limitations on stock sales between the Company and each of the former stockholders of Serif (Europe) Limited.

10.23 Agreement and Plan of Reorganization dated as of July 31, 1996 among the Company, Serif Inc., Gwyn Jones and all other stockholders of Serif Inc. (Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K (Date of Report: July 31, 1996) (Commission File
         Number: 1-14076), filed with the Commission on August 13, 1996.)

10.24 Agreement and Plan of Reorganization dated as of July 31, 1996 among the Company, Serif (Europe) Limited, Gwyn Jones and all other stockholders of Serif (Europe) Limited. (Incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K (Date of
         Report: July 31, 1996) (Commission File Number: 1-14076), filed with the Commission on August 13, 1996.)

10.25 Registration Rights Agreement dated July 31, 1996 between the Company and the former stockholders of Serif Inc. and Serif (Europe) Limited. (Incorporated by reference to Exhibit 10.31 to the Company's Current Report on Form 8-K (Date of Report: July 31, 1996) (Commission File
         Number: 1-14076), filed with the Commission on August 13, 1996.)

10.26 Escrow Agreement dated July 31, 1996, among the Company, Serif Inc., the former stockholders of Serif Inc., Gwyn Jones and Blau, Kramer, Wactlar & Lieberman, P.C. (Incorporated by reference to Exhibit 2 to the Schedule 13D Statement of Barry A. Cinnamon, with respect to the Common Stock of the Company, filed with the Commission on October 31, 1996.)

10.27 Localization and Distribution Agreement for Harvard Graphics Windows Products dated February 16, 1995 between Choten, Inc. and SPC. (Incorporated by reference to Exhibit 10.21 to Software Publishing Corporation's Annual Report on Form 10-K (Commission File Number:
         0-14025), for the fiscal year ended September 30, 1995, filed with the Commission on December 29, 1995.)

10.28 Escrow Agreement dated July 31, 1996, among the Company, Serif (Europe) Limited, the former Stockholders of Serif (Europe) Limited, Gwyn Jones and Blau, Kramer, Wactlar & Lieberman, P.C.

10.29 Lease Agreement dated September 7, 1995 between Community Towers LLC and the Company, for facilities located at 111 North Market Street, San Jose, California. (Incorporated by reference to Exhibit 10.22 to Software Publishing Corporation's Annual Report on Form 10-K (Commission File Number: 0-14025), for the fiscal year ended September 30, 1995, filed with the Commission on December 29, 1995.)

10.30 Stockholders' Agreement dated as of July 31, 1996 among Barry A. Cinnamon, Gwyn Jones and the former stockholders of Serif Inc. and Serif (Europe) Limited. (Incorporated by reference to Exhibit 1 to the
         Schedule 13D Statement of Barry A. Cinnamon, with respect to the Common Stock of the Company, filed with the Commission on October 31, 1996.)

10.31    Letter Agreement dated October 24, 1996 between the Company and Gwyn
         Jones.

10.32 Compromise Agreement executed October 24, 1996 between the Company and Gwyn Jones.

10.33 Settlement and General Release Agreement dated as of July 23, 1996 among the Company, Richard Bergman and Barry Cinnamon. (Incorporated by reference to Exhibit 10.32 to the Company's Current Report on Form 8-K (Date of Report: July 31, 1996) (Commission File Number: 1-14076), filed with the Commission on August 13, 1996.)

10.34 Escrow Agreement dated as of December 27, 1993, as amended through September 5, 1996, among the Company, Barry A. Cinnamon, Richard Bergman and Blau, Kramer, Wactlar & Lieberman, P.C. (Incorporated by reference to Exhibit 10.25 to the Company's Amendment No. 1 to Registration Statement on Form SB-2 (Registration Number: 33-97184), filed with the Commission on November 6, 1995, Exhibit 10.32 to the Company's Quarterly Report on Form 10-QSB (Commission File Number:
         1-14076), for the quarter ended March 31, 1996, filed with the Commission on May 14, 1996, and Exhibit 10.34 to the Company's Quarterly Report on Form 10-QSB (Commission File Number: 1-14076), for the quarter ended September 30, 1996, filed with the Commission on November 5, 1996.)

10.35 Escrow Agreement dated as of May 25, 1995, as amended through September 5, 1996, among the Company, Barry A. Cinnamon, Richard Bergman and Blau, Kramer, Wactlar & Lieberman, P.C. (Incorporated by reference to
         Exhibit 10.26 to the Company's Amendment No. 1 to Registration Statement on Form SB-2 (Registration Number: 33-97184), filed with the Commission on November 6, 1995, and Exhibit 10.34 to the Company's Quarterly Report on Form 10-QSB (Commission File Number: 1-14076), for the quarter ended September 30, 1996, filed with the Commission on November 5, 1996.)

10.36 Deed of Variation (First Amendment) of the Lease between Registrant and Allied Dunbar Assurance plc for facilities located at the Pyramid House, Easthampstead Road, Bracknell, Berkshire, United Kingdom. (Incorporated by reference to Exhibit 10.1 to Software Publishing Corporation's Quarterly Report on Form 10-Q (Commission File Number:
         0-14025), for the quarter ended March 31, 1994, filed with the Commission on May 13, 1994.)

10.37 Asset Acquisition Agreement dated June 14, 1994 between SPC and Computer Concepts Corporation. (Incorporated by reference to Exhibit
         10.1 to Software Publishing Corporation's Quarterly Report on Form 10-Q (Commission File Number: 0-14025), for the quarter ended June 30, 1994, filed with the Commission on August 12, 1994.)

10.38 Stock Purchase Agreement dated March 31, 1995 among SPC, Digital Paper, Inc., Daniel J. Fraisl, Carl Meyer and Anthony N. Hoeber. (Incorporated by reference to Exhibit 10.4 to Software Publishing Corporation's Quarterly Report on Form 10-Q (Commission File Number: 0-14025), for the quarter ended March 31, 1995, filed with the Commission on May 15, 1995.)

10.39 Amendment to Stock Purchase Agreement dated as of April 2, 1996 among SPC, Digital Paper, Inc. Daniel J. Fraisl, Carl Meyer and Anthony N. Hoeber.

10.40 Amendment No. 2 to Stock Purchase Agreement dated October 1, 1996 among SPC, Digital Paper, Inc., Daniel J. Fraisl, Carl Meyer and Anthony N. Hoeber.

10.41 Asset Purchase Agreement dated as of May 1, 1996 between the Company and BizEd, Inc.

10.42 Consulting Agreement dated as of May 1, 1996 between the Company and Clifford J. Schorer, Jr.

10.43    Warrant dated August 20, 1996 issued to M.S. Farrell & Co., Inc.

10.44    Warrant dated August 20, 1996 issued to Richard L. Klass.

10.45 Letter Agreement dated March 27, 1997 between the Company and M.S. Farrell & Co., Inc.

21       Subsidiaries of the Company.

23       Consent of Ernst & Young LLP.

24 Powers of Attorney (set forth on the signature page of this Annual Report on Form 10-KSB).

27       Financial Data Schedule.


(b)      Reports on Form 8-K.

         On January 2, 1997, the Company filed a Current Report on Form 8-K (Date of Report: December 27, 1996) with the Commission reporting, as an Item 2 disclosure, the Company's acquisition of SPC as a result of the Merger.

The Form 8-K included (by incorporation by reference to the Company's Registration Statement on Form S-4 (Registration No.: 333-16449), filed with the Commission on November 20, 1996) the following financial statements and information:

         (i)      Financial Statements of Business Acquired.

                  (A) Audited financial statements of SPC as of September 30, 1996 and 1995 and for the years then ended.

         (ii)     Pro Forma Financial Information (Unaudited).
                  (A) Pro forma condensed combined balance sheet of the Company and its subsidiaries as of September 30, 1996.

                  (B) Pro forma condensed combined statements of operations of the Company and its subsidiaries for the year ended December 31, 1995.

                  (C) Pro forma condensed combined statements of operations of the Company and its subsidiaries for the nine months ended September 30, 1996.

                  (D) Notes to unaudited pro forma consolidated financial statements.

                          Index to Financial Statements

Report of Independent Auditors...............................................F-2
Balance Sheet at December 31, 1996...........................................F-3
Statements of Operations for the years ended December 31, 1996 and 1995......F-4
Statements of Stockholders' Equity (Deficit) for the years ended
         December 31, 1996 and 1995..........................................F-5
Statements of Cash Flows for the years ended December 31, 1996 and 1995......F-6
Notes to Financial Statements................................................F-7

                         Report of Independent Auditors


Board of Directors
Allegro New Media, Inc.

We have audited the accompanying consolidated balance sheet of Allegro New Media, Inc. and subsidiaries as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allegro New Media, Inc. and subsidiaries at December 31, 1996 and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.


                                                  /s/Ernst & Young
Hackensack, New Jersey
April 14, 1997

                    ALLEGRO NEW MEDIA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1996

ASSETS
Current assets:
     Cash and cash equivalents                                                 $  4,833,454
     Restricted cash                                                              1,650,000
     Short-term investments                                                       6,328,180
     Accounts receivable, less allowances of $452,000                             1,991,790
     Inventories                                                                    713,586
     Prepaid expenses and other current assets                                      235,849
                                                                               ------------
Total current assets                                                           $ 15,752,859

Property and equipment, net                                                         450,867
Acquired software, net of accumulated amortization of $157,916                    6,787,614
Goodwill and other assets, net of accumulated amortization of $31,237             4,262,033
                                                                               ------------
                                                                               $ 27,253,373
                                                                               ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                          $  3,509,060
     Accrued liabilities                                                         10,186,059
     Notes payable                                                                1,882,548
                                                                               ------------
Total current liabilities                                                        15,577,667

Commitments and contingencies

Stockholders' equity:
     Serial Preferred Stock, authorized 1,939,480 shares, none issued and outstanding
     Class B Voting Preferred Stock, Series A, 60,520 shares authorized,
                issued and outstanding:                                                  61
     Common stock, par value $.001 per share, authorized 30,000,000 shares;
                issued and outstanding 7,860,243 shares                               7,860
     Additional paid-in capital                                                  41,731,437
     Accumulated deficit                                                        (30,063,652)
                                                                               ------------
Total stockholders' equity                                                       11,675,706
                                                                               ------------
                                                                               $ 27,253,373
                                                                               ============

                             See accompanying notes.

                    ALLEGRO NEW MEDIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Year ended December 31,
                                                        -----------------------------
                                                             1996            1995
                                                        -----------------------------
Net sales                                               $  4,700,955     $  1,410,962
Cost of goods sold                                         1,817,688          795,730
                                                        -----------------------------
Gross profit                                               2,883,267          615,232

Selling, general and administrative expenses               7,496,665        1,439,983
Costs associated with release of escrow shares             2,773,180             --
Product development                                        1,077,615          295,878
In-process research and development acquired              17,514,000             --
Restructuring expenses                                     1,104,353             --
Interest (income) expense, net                              (121,380)          34,934
                                                        -----------------------------
Loss before income taxes and extraordinary item         $(26,961,166)    $ (1,155,563)
Income taxes                                                  78,201             --
                                                        -----------------------------
Loss before extraordinary item                           (27,039,367)      (1,155,563)
Extraordinary item                                              --            990,928
                                                        -----------------------------
Net loss                                                $(27,039,367)    $ (2,146,991)
                                                        =============================
Loss per common share:
Extraordinary loss per common share                     $       --       $       (.66)
Net loss per common share                               $      (7.48)    $      (1.44)
Weighted average number of common shares outstanding       3,614,479        1,493,171

                             See accompanying notes.

                    ALLEGRO NEW MEDIA, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                            Class B Voting
                                                           Preferred Stock                Common Stock
                                                              Series A                  $.001 Par Value
                                                    ---------------------------   ---------------------------
                                                       Shares         Amount         Shares         Amount
                                                    ------------   ------------   ------------   ------------
Balance at December 31, 1994                              60,520   $         61      1,846,354   $      1,846
   Cancellation of common stock                                                       (280,000)          (280)
   Equity component of Bridge Unit
Accretion of carrying amount of Class A,
    cumulative, convertible, redeemable preferred
    stock
Conversion of Class A, cumulative convertible,
    redeemable preferred stock                                                         491,821            492
   Issuance of common stock to 10% note holders                                        243,902            244
   Sale of common stock                                                              1,033,000          1,033
   Net loss
                                                    ------------   ------------   ------------   ------------
Balance at December 31, 1995                              60,520             61      3,335,077          3,335
Issuance of common stock from exercise of options                                       19,666             20
Issuance of common stock upon exercise of
    over-allotment option                                                              109,400            109
Issuance of common stock purchase warrants                                             767,297
Issuance of common stock and options in
    connection with business combinations                                            4,376,162          4,376
Issuance of common stock and common stock to be
    issued for services and compensation                                                19,938             20
Costs associated with the release of escrow shares
Net loss
                                                    ------------   ------------   ------------   ------------
Balance at December 31, 1996                              60,520   $         61      7,860,243   $      7,860
                                                    ============   ============   ============   ============


                                                                                     Total
                                                     Additional                   Stockholders'
                                                       Paid-In     Accumulated       Equity
                                                       Capital       Deficit       (Deficit)
                                                    ------------  ------------   ------------
Balance at December 31, 1994                        $    502,383  $   (877,794)  $   (373,504)
   Cancellation of common stock                              280                           --
   Equity component of Bridge Unit                       777,217                      777,217
Accretion of carrying amount of Class A,
    cumulative, convertible, redeemable preferred
    stock                                               (466,019)                    (466,019)
Conversion of Class A, cumulative convertible,
    redeemable preferred stock                         1,189,758                    1,190,250
   Issuance of common stock to 10% note holders             (244)                          --
   Sale of common stock                                4,155,378                    4,156,411
   Net loss                                                         (2,146,491)    (2,146,491)
                                                    ------------  ------------   ------------
Balance at December 31, 1995                           6,158,753    (3,024,285)     3,137,864
Issuance of common stock from exercise of options         73,728                       73,748
Issuance of common stock upon exercise of
    over-allotment option                                464,777                      464,886
Issuance of common stock purchase warrants                                            767,297
Issuance of common stock and options in
    connection with business combinations             31,352,643                   31,357,019
Issuance of common stock and common stock to be
    issued for services and compensation                 141,059                      141,079
Costs associated with the release of escrow shares     2,773,180                    2,773,180
Net loss                                                           (27,039,367)   (27,039,367)
                                                    ------------  ------------   ------------
Balance at December 31, 1996                        $ 41,731,437  $(30,063,652)  $ 11,675,706
                                                    ============  ============   ============

                             See accompanying notes.

                    ALLEGRO NEW MEDIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Year ended December 31
                                                                                     1996           1995
                                                                                 ------------   ------------
OPERATING ACTIVITIES
Net loss                                                                         $(27,039,367)  $ (2,146,491)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                    293,781        116,810
     Costs associated with the release of escrow stock                              2,773,180
     Costs associated with issuance of common stock and
         common stock purchase warrants                                               908,376
     Extraordinary item                                                                              990,928
     In-process research and development                                           17,514,000
     Provisions for accounts receivable                                               501,000        321,595
     Changes in operating assets and liabilities:
         Accounts receivable                                                          209,231       (387,895)
         Inventories                                                                   14,850        (90,344)
         Royalty advances and other assets                                            171,613       (217,790)
         Other current assets                                                         (37,417)       (91,047)
         Accounts payable                                                              22,782        120,139
         Accrued expenses                                                           4,454,367        149,032
                                                                                 ------------   ------------
              Net cash used in operating activities                                  (213,604)    (1,235,063)

INVESTMENT ACTIVITIES
Purchase of equipment, furniture and fixtures                                        (116,896)       (22,058)
Cash and cash equivalents acquired in business combination, net
     of cash paid                                                                   1,963,342
                                                                                 ------------   ------------
              Net cash provided by (used in) investing activities                   1,846,446        (22,058)

FINANCING ACTIVITIES
Proceeds from issuance of notes payable                                               124,873      1,625,233
Proceeds from sale of common stock                                                    538,634      4,156,411
Costs incurred to register common stock                                              (391,167)
Repayment of notes                                                                                (1,809,000)
                                                                                 ------------   ------------
              Net cash provided by financing activities                               272,340      3,972,644
                                                                                 ------------   ------------
Increase in cash and cash equivalents                                               1,905,182      2,715,523
Cash and cash equivalents at beginning of year                                      2,928,272        212,749
                                                                                 ------------   ------------
Cash and cash equivalents at end of year                                         $  4,833,454   $  2,928,272
                                                                                 ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid

NONCASH FINANCING AND INVESTING ACTIVITY
Activities in connection with business combinations:
Short-term investments acquired                                                  $  6,328,180
Common stock and stock options issued, net                                         31,357,019
Notes payable assumed                                                               1,757,675
Restricted cash                                                                     1,650,000

                             See accompanying notes.

                    ALLEGRO NEW MEDIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Allegro New Media, Inc. ("Allegro") and subsidiaries (collectively the "Company"), is an international developer and supplier of visual communications, companion utility and business productivity computer software products to corporate customers, consumers, retail and wholesale customers and original equipment manufacturers primarily in the United States and, in 1996, Europe.

Principles of Consolidation

The consolidated financial statements include the accounts of Allegro New Media, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The translation of foreign currencies into U.S. dollars for subsidiaries where the local currency is the functional currency is performed for balance sheet accounts using the exchange rate in effect at year end and for revenue and expense accounts using an average rate for the period. For foreign operations which are considered an extension of U.S. operations, the U.S. dollar is used as the functional currency. Gains and losses resulting from remeasurement and foreign currency transactions are included in the results of operations.

Business Combinations

The Company has accounted for all business combinations under the purchase method of accounting. Under this method the purchase price is allocated to the assets and liabilities of the acquired enterprise as of the acquisition date based on their estimated respective fair values and are subject to revision for a period not to exceed one year from the date of acquisition. The results of operations of the acquired enterprise are included in the Company's consolidated financial statements for the period subsequent to the acquisition. Shares outstanding at December 31, 1996 includes shares required to be issued in connection with one of these transactions.

Concentration of Credit Risk

The Company performs periodic credit evaluations of its customers but generally does not require collateral from its customers. Sales to two customers representing greater than 10% of net sales in 1995 totaled approximately 36% of total net sales for the year.

Revenue Recognition

Revenue is generally recognized upon shipment of products to customers and is recorded net of allowances for anticipated returns for potential excess quantities in the distribution channel. Certain customers have been provided goods on a consignment basis. Revenues on these transactions are recognized upon the sale of products to the ultimate customer. Revenue for "locked versions" of software are recognized when customers purchase an unlocking code.

                    ALLEGRO NEW MEDIA, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash Equivalents

Cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

Royalty Advances

Non-refundable royalty payments in connection with licensing contracts for the Company's products are generally amortized based on product sales. Management evaluates the future realization of royalty advances periodically and charges to cost of goods sold any amounts they believe will not be recovered through future sales.

Product Development Costs and Acquired Software

Costs incurred in the development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. To date, the Company's product development has been completed concurrent with the establishment of technological feasibility and, accordingly, no costs have been capitalized.

Acquired software consists of the value of product development acquired as a result of business combinations and is being amortized over a three year period.

Property and Equipment

Property and equipment are stated at cost. Depreciation for financial reporting purposes is provided on a straight-line basis based upon the estimated useful lives of the related assets, generally 3 to 7 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the life of the improvement or the remainder of the lease term.

Goodwill

Goodwill represents costs in excess of net assets of businesses acquired in purchase transactions. Goodwill is being amortized on a straight-line basis over 5 years.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. These estimates principally include provisions for sales returns and allowances and purchase price allocations. Actual results could differ from these estimates.

                    ALLEGRO NEW MEDIA, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Loss Per Share

Net loss per share is computed based upon the weighted average number of shares of common stock and common share equivalents outstanding during the periods presented. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83, shares issuable upon exercise of options granted during the twelve months immediately preceding the initial public offering have been included in the calculation of shares used in computing net loss per share as if they were outstanding for all periods presented using the treasury stock method. For the period subsequent to the initial public offering, common share equivalents resulting from outstanding options and warrants to purchase common stock are excluded as the impact is anti-dilutive.

Advertising and Promotion Costs

Advertising and promotion costs include the costs of advertising, catalogues, direct mail and postage and are expensed as incurred. These costs amounted to $1,817,718 and $261,342 in 1996 and 1995, respectively.

2. BUSINESS COMBINATIONS

On July 31, 1996, Allegro acquired all of the outstanding common stock of Serif Inc. and all of the outstanding preference shares and ordinary shares of Serif (Europe) Limited (collectively, "Serif"). Serif is engaged in the development and marketing of personal computer software products in the United States and Europe, principally the United Kingdom. The aggregate purchase price, including all direct costs, was approximately $4,200,000 and was principally financed through the issuance of 1,000,000 shares of the Company's common stock. As a result of the preliminary purchase price allocation, a charge to earnings of approximately $3,514,000 was recorded on the date of acquisition representing the cost assigned to in-process research and development. The cost of the acquisition exceeded the fair value of Serif's net assets by approximately $400,000, which has been recorded as goodwill.

On December 27, 1996, Allegro acquired all of the outstanding common stock of Software Publishing Corporation ("SPC"). SPC is engaged in the development and marketing of personal computer software products primarily in the United States and Europe. The aggregate purchase price, including all direct costs, was approximately $30,000,000 and was principally financed through the issuance of 3,376,162 shares of the Company's common stock. As a result of the preliminary purchase price allocation, a charge to earnings of approximately $14,000,000 was recorded on the date of acquisition representing the cost assigned to in-process research and development. The cost of the acquisition exceeded the fair value of SPC's net assets by approximately $3,795,000, which has been recorded as goodwill.

                    ALLEGRO NEW MEDIA, INC. AND SUBSIDIARIES

2. BUSINESS COMBINATIONS (CONTINUED)

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred on January 1, 1995 and does not purport to be indicative of what would have occurred had the acquisitions occurred on the date indicated or of the results which may occur in the future. The write-off of in-process research and development of $17,514,000 associated with the acquisitions was included in the 1995 pro forma summary as if the acquisitions had occurred on January 1, 1995, and was excluded from the current year pro forma summary.

                                                       YEAR ENDED DECEMBER 3L
                                                    ----------------------------
                                                       1996             1995
                                                    ------------    ------------
Net sales                                           $ 21,781,955    $ 42,822,283
Loss before extraordinary item                      $ 22,259,598    $ 38,562,788
Net loss                                            $ 22,259,598    $ 39,553,716
Net loss per share                                  $       2.94    $       6.70

3. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash, cash equivalents and short-term investments consist primarily of U.S. Government obligations, municipal obligations, equity securities, and commercial paper, all of which are carried at fair market value. Investments with maturities in excess of 90 days at the time of acquisition are considered short-term investments.

As of December 31, 1996, short-term investments at fair market value consisted of the following:

Common stock of Computer Concepts Corporation                         $1,400,869
U.S. Government securities                                             1,483,435
Municipal securities                                                   1,596,908
Mortgage-backed securities                                             1,492,247
Corporate debt securities                                                354,721
                                                                      $6,328,180
                                                                      ==========

All debt securities mature in less than one year. The Computer Concepts Corporation common stock is traded on NASDAQ and is being carried at a discount from the quoted market price due to its lack of liquidity and unregistered status.

4. INVENTORIES

Inventories at December 31, 1996 consist of the following:

Raw material                                                            $ 31,570
Finished goods                                                           682,016
                                                                        --------
                                                                        $713,586
                                                                        ========

                    ALLEGRO NEW MEDIA, INC. AND SUBSIDIARIES

5. NOTES PAYABLE

The outstanding balance consists principally of a $1,613,425 non-interest bearing note payable due in April 1997. The balance is fully collateralized by restricted cash which is deposited in a bank under the terms of an escrow agreement.

6. ACCRUED LIABILITIES

Accrued liabilities at December 31, 1996 consist of the following:

Accrued transaction related costs                                    $ 2,717,378
Accrued restructuring costs                                            2,929,746
Income taxes payable                                                   1,595,536
Other accruals                                                         2,943,399
                                                                     -----------
                                                                     $10,186,059
                                                                     ===========

7. STOCKHOLDERS' EQUITY AND EXTRAORDINARY ITEM

During 1993, certain of the then existing employee/stockholders of the Company agreed to place an aggregate of 1,000,000 newly issued shares of the Company's common stock into escrow. In 1994, 677,500 of these shares were canceled with the approval of such stockholders. Under the terms of the escrow agreement, the remaining shares were to be released to the stockholders based upon the Company achieving certain financial results, as defined. On May 25, 1995, certain stockholder employees surrendered to the Company a total of 280,000 shares of the Company's common stock and agreed to place an additional 220,000 shares under the terms of an additional escrow agreement. These shares were to be released to the stockholders upon the Company attaining certain financial results, as defined. During 1996, the Company's Board of Directors released a total of 531,000 shares held under the escrow agreements. This release resulted in the recognition of compensation expense totaling $2,773,180 based on the fair value of the shares on the date of release. The remaining 11,500 shares were canceled by the Company.

During 1994, the Company issued an aggregate of 1,190,250 shares of its Class A Cumulative Convertible Redeemable 10% Preferred Stock ("Redeemable Preferred Stock") in a private placement transaction. In accordance with its terms, all of the shares of Redeemable Preferred Stock were converted into an aggregate of 491,821 shares of the Company's common stock upon completion of the Company's initial public offering in December 1995.

The Class B Voting Preferred Stock, Series A ("Class B Voting Preferred") has maximum liquidation rights of $.001 per share, but is not permitted to receive dividends. The holders of Class B Voting Preferred are entitled to 10 votes per share. These shares are entitled to no other benefits of ownership.

During 1995, the Company issued 14% short-term notes payable aggregating $559,000 which were payable upon the earlier of December 25, 1995 or the Company's receipt of sufficient funds from subsequent sales of securities. In August 1995, the Company completed the sale of $1,250,000 principal

                    ALLEGRO NEW MEDIA, INC. AND SUBSIDIARIES

7. SHAREHOLDERS' EQUITY AND EXTRAORDINARY ITEM (CONTINUED)

amount of 10% notes due the earlier of the completion of an initial public offering of the Company's common stock or February 28, 1997. The Company received net proceeds of $1,066,233, a portion of which was used to repay all of the short-term 14% notes payable described above. In addition to the 10% notes, the holders were entitled to receive a number of shares of the Company's common stock equal to the principal amount of the notes divided by the issuance price in an initial public offering of such common stock. At the date of issuance and based on an assumed fair value of $5.00 per share, the Company allocated $777,217 (net of offering costs of $160,283) to the equity component and $312,500 to the 10% notes payable. The carrying amount of these notes was increased periodically (using the interest method) to equal the principal balance at maturity.

In December 1995, the Company completed an initial public offering of 1,033,000 shares of its common stock and received net proceeds of $4,156,411. Upon the completion of this offering the Company repaid all of the 10% notes payable and issued 243,902 shares of its common stock to the holders thereof. The Company incurred an extraordinary loss of $990,928 relating to deemed interest and deferred financing costs associated with the repayment of the 10% notes payable. In January 1996, the Company issued 109,400 shares of common stock in connection with the exercise of the over-allotment option by the underwriter of the Company's initial public offering and received net proceeds of $469,886 in connection therewith.

In connection with a license agreement, in 1994 the licensor was granted an option to purchase up to 100,000 shares of the Company's common stock at a price per share equal to the initial public offering price (less underwriting discounts). This agreement expires on July 31, 1998.

The Company agreed to issue 71,428 shares of stock and granted warrants to purchase 500,000 shares of Common Stock to the underwriter of its initial public offering and previous financial adviser, and a designee thereof, to modify and terminate this relationship. The related costs amounted to $1,026,000 and are included in selling, general and administrative expenses.

8. RESTRUCTURING EXPENSES

In connection with the SPC business combination, the Company initiated a corporate-wide consolidation program. This program, which is expected to be completed by December 31, 1997, consisted of employee severance arrangements for 10 employees at various levels ($185,000), the elimination of duplicate lease facilities in New Jersey and Europe ($375,000) and other related costs ($544,000).


9. INCOME TAXES

At December 31, 1996 the Company has available net operating loss carryforwards of approximately $78 million that expire in years 2002 through 2011, and general business credit carryovers of approximately $1.5 million, which expire in years 2005 and 2006. These carryforwards are subject to the limitations as described below.

                    ALLEGRO NEW MEDIA, INC. AND SUBSIDIARIES

9. INCOME TAXES (CONTINUED)

The significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                 December 31, 1996
                                                                   ------------
DEFERRED TAX ASSETS
Current:
   Reserve on notes and accounts receivable                        $  1,581,000
   Inventory reserves                                                 1,639,000
   Other reserves and accruals                                        1,400,000
                                                                   ------------
Total current deferred tax assets                                     4,620,000
Valuation allowance for current deferred tax assets                  (4,620,000)
                                                                   ------------
Net current deferred tax assets                                              --

Non-current:
   Depreciation                                                       1,721,200
   General business credit carryforwards                              1,527,000
   Net operating loss carryforwards                                  28,928,000
                                                                   ------------
Total non-current deferred tax assets                                32,176,200
                                                                   ------------
Valuation allowance for non-current deferred tax
   assets                                                           (32,176,200)
Net non-current deferred tax assets                                          --
                                                                   ------------
                                                                   $         --
                                                                   ============

The Company's loss before taxes is comprised of the following:

                                                          December 31
                                                 ------------------------------
                                                     1996               1995
                                                 ------------      ------------
United States                                    $(27,154,223)     $ (1,155,563)
Foreign                                               193,057                --
                                                 ------------      ------------
                                                 $(26,961,166)     $ (1,155,563)
                                                 ============      ============

The provision for income taxes of $78,201 consists principally of foreign taxes which are currently payable.

                    ALLEGRO NEW MEDIA, INC. AND SUBSIDIARIES

9. INCOME TAXES (CONTINUED)

The reconciliation of income tax computed at the federal statutory tax rates to the recorded income tax expense is as follows:

                                                        YEAR ENDED DECEMBER 31
                                                         1996          1995
                                                      -----------   -----------
Tax (benefit) at US statutory rates                   $(9,167,000)  $  (392,900)
Write-off of in-process research and development
   costs                                                5,955,000            --
Costs associated with release of escrow shares            942,900            --
Change in valuation allowance from operations           2,262,600       392,900
Foreign and state income taxes                             78,201            --
Other                                                       6,500            --
                                                      -----------   -----------
                                                      $    78,201   $        --
                                                      ===========   ===========

The Tax Reform Act of 1986 enacted a complex set of rules limiting the potential utilization of net operating loss and tax credit carryforwards in periods following a corporate "ownership change". In general, for federal income tax purposes, an ownership change is deemed to occur if the percentage of stock of a loss corporation owned (actually, constructively and, in some cases, deemed) by one or more "5% shareholders" has increased by more than 50 percentage points over the lowest percentage ownership of such stock owned during a three-year testing period. With regard to the purchase of SPC, such a change in ownership occurred. As a result of the change, the Company's ability to utilize its net operating loss carryforwards and general business credits will be limited to approximately $1.2 million of taxable income per year. The SPC portion of the net operating loss carryforwards totaling approximately $69 million are also subject to the additional limitation that such losses can only be utilized to offset the separate company taxable income of SPC.

In addition, the recognition of the tax benefits associated with these acquired net operating losses of approximately $69 million and deductible temporary differences of approximately $12 million will, upon recognition, be recorded as an adjustment to any remaining goodwill.

In connection with the purchase of SPC, the Company intends to enter into a closing agreement with the Internal Revenue Service pursuant to which the Company will become jointly and severally liable for SPC's tax obligations upon occurrence of a "triggering event" requiring recapture of dual consolidated losses previously utilized by SPC. Such closing agreement will avoid the Company being required to recognize a tax on approximately $24.5 million of SPC's previous dual consolidated losses at the acquisition date.

                    ALLEGRO NEW MEDIA, INC. AND SUBSIDIARIES

9. INCOME TAXES (CONTINUED)

While the Company believes it will obtain this agreement, failure to do so could result in the recognition of this tax liability.

10. STOCK OPTION PLANS

The Company has five stock options plans: the Allegro New Media, Inc. 1994 Long-Term Incentive Plan (the "1994 Incentive Plan"), the Outside Directors and Advisors Stock Option Plan (the "Allegro Directors Plan"), the Software Publishing Corporation 1987 Stock Option Plan, the Software Publishing Corporation 1989 Stock Option Plan, the Software Publishing Corporation 1991 Stock Option Plan (collectively, the "SPC Stock Option Plans"). All plans are administered by the Board of Directors or a committee thereof.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation." ("SFAS No. 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Elements of the Company's various stock option plans include the following:

THE 1994 INCENTIVE PLAN - In December 1993, the Company's Board of Directors and stockholders adopted the 1994 Incentive Plan. Under the terms of the 1994 Incentive Plan, the Company's Board of Directors or a committee thereof may grant options, stock appreciation rights, restricted stock performance grants of the Company's common stock, cash or other assets to employees, consultants and others who perform services for the Company at such prices as may be determined by the Board of Directors (which price may be no less than 85% of the fair market value of the common stock on the date of grant in the case of nonqualified stock options). The maximum number of shares subject to the 1994 Incentive Plan as of December 31, 1996 is 3,000,000. The options currently outstanding vest over a period of up to five years and expire after 10 years.

THE ALLEGRO DIRECTORS PLAN - In August 1995, the Company's Board of Directors and stockholders approved the Allegro Directors Plan. Under the terms of this plan, each new non-employee director and member of the Advisory Committee receives options to purchase 25,000 shares exercisable at fair market value on the date of grant upon becoming such a director or member. In addition, on each August 1 thereafter each such person will receive options to purchase 10,000 shares of the Company's common

                    ALLEGRO NEW MEDIA, INC. AND SUBSIDIARIES

10. STOCK OPTION PLANS (CONTINUED)

stock at an exercise price equal to the fair market value at the respective dates. The Advisory Committee of the Company was dissolved in 1997. The maximum number of shares of common stock subject to this plan is 500,000. The options vest over a period of two years and expire after 10 years.

THE SPC PLANS - Options under the SPC Stock Option plans may be granted for periods of up to ten years, for the 1987 and 1989 plans, at prices no less than 50% of fair value and for the 1991 plan, an exercise price no lower than 85% of fair value, in each case for non qualified options, and at not less than fair market value for incentive stock options. To date all options have been issued at fair value. Options become exercisable at such times and under such conditions as determined by the Board of Directors. As a result of the acquisition of SPC by the Company all options outstanding under the SPC Plans were converted (based on the exchange ratio used to complete the acquisition) to options to acquire Allegro common stock.

In addition to the Plan's described above, the Company's Board of Directors from time-to-time has granted outside consultants and vendors non-plan options. Specific terms of each such grant are at the sole discretion of the Board of Directors and are generally at prices not less than the fair market value at the date of grant.

Option activities under the plans and for the non-plan options are detailed in the following table:

                                                                                            WEIGHTED
                                                                                            AVERAGE
                                          1994        ALLEGRO                               EXERCISE
                                       INCENTIVE     DIRECTORS        SPC        NON-      PRICE PER
                                          PLAN          PLAN         PLANS       PLAN        SHARE
                                     ------------------------------------------------------------------
Outstanding at January 1, 1995           340,337                                100,000        $ 2.80
   Granted                                35,000       200,000             -                   $ 3.75
   Exercised
   Forfeited                             (20,600)      (25,000)                                $ 3.19
                                     ------------------------------------------------------------------
                                         354,737       175,000             -    100,000        $ 3.13
Outstanding at January 1, 1996
   Granted                             1,119,310       215,000                   50,000        $ 4.43
   Assumed                                    --                     651,360                   $ 5.01
   Exercised                                  --       (19,666)                                $ 3.75
   Forfeited                             (12,500)                                              $ 3.75
                                     ------------------------------------------------------------------
Outstanding at December 31, 1996       1,461,547       370,334       651,360    150,000        $ 3.99
                                     ==================================================================
Exercisable at December 31, 1996          98,128       160,325       109,627    150,000        $ 4.76
                                     ==================================================================
Exercisable at December 31, 1995          26,667        58,331                  100,000        $ 4.36
                                     ==================================================================

                    ALLEGRO NEW MEDIA, INC. AND SUBSIDIARIES

10. STOCK OPTION PLANS (CONTINUED)

As of December 31, 1996, 4,334,712 shares of common stock are reserved for issuance under the plans described above.

The weighted average fair value of options granted was $3.36 and $2.88 for 1996 and 1995, respectively.

At December 31, 1996, for each of the following classes of options as determined by range of exercise price, the following information regarding weighted-average exercise prices and weighted average remaining contractual lives of each class is as follows:

                                                       Weighted
                                        Weighted        Average                          Weighted
                                         Average       Remaining                         Average
                           Number    Exercise Price   Contractual      Number of      Exercise Price
                             of            of           Life of         Options         of Options
                          Options      Outstanding    Outstanding      Currently        Currently
                        Outstanding      Options        Options       Exercisable      Exercisable
     Option Class
-----------------------------------------------------------------------------------------------------
Prices ranging from
$2.00 - $3.99            1,344,838            $3.21           9.15     195,123                $3.05
$4.00 - $5.99            1,050,973            $4.94           6.75     790,570                $4.77
$6.00 - $7.99              213,310            $7.37           8.59      50,000                $6.75
$8.00 - $16.79              24,120           $14.15           6.32      24,120               $14.15

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had been accounting for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1996 and 1995, respectively: weighted-average risk-free interest rates of 6.5% and 6.4%; no dividends; volatility factors of the expected market price of the Company's common stock of .7601 for both years and for both periods, a weighted-average expected life of the options of 7.5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                    ALLEGRO NEW MEDIA, INC. AND SUBSIDIARIES

10. STOCK OPTION PLANS (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options granted in 1996 and 1995 is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                   1996                 1995
                                               --------------      --------------
Pro forma net loss                             $   27,626,144      $    2,256,154
Pro forma net loss per share                   $         7.64      $         1.51

The pro forma disclosures presented above for 1995 reflect compensation expense only for options granted in 1995 and for 1996 only for options granted in 1995 and 1996. These amounts may not necessarily be indicative of the pro forma effect of SFAS No. 123 for future periods in which options may be granted.

11. COMMITMENTS AND EXECUTIVE COMPENSATION

The Company leases certain office space and equipment under non-cancelable operating type leases. In addition to the fixed rentals, certain of the leases require the Company to pay certain additional amounts based on certain costs related to the property. Certain of the leases have renewal options for periods of up to 2 years. Rental expense was approximately $108,000 and $40,900 in 1996 and 1995, respectively.

Future minimum lease payments under non-cancelable operating leases with terms of one year or more are as follows:


1997                                                           $513,000
1998                                                           $463,000
1999                                                           $442,000
2000                                                           $372,000
2001                                                            $90,000
                                                       -----------------
Total                                                        $1,880,000
                                                       =================

The Company has entered into employment agreements with several key employees. The agreements provide for an annual base salary plus annual incentive bonuses based on certain of the Company's operating results, as defined, and certain termination benefits based on a change in control of the Company. The terms of the agreements are up to five years. The Company's aggregate annual minimum commitment under these agreements is $820,000.

                    ALLEGRO NEW MEDIA, INC. AND SUBSIDIARIES

12. SEGMENT AND GEOGRAPHIC INFORMATION

Allegro conducts its business within the computer software industry segment.

As a result of the acquisition of Serif in July, 1996 the Company began operating in Europe, principally, the United Kingdom. For 1996 the Company had net revenues, operating income and identifiable assets of $2,486,368, $187,664 and $2,044,000, respectively, related to its European operations.

13. EMPLOYEE BENEFIT PLAN

A subsidiary of the Company sponsors a defined contribution employee savings plan pursuant to Internal Revenue Code Section 401(k). The Plan covers substantially all of the subsidiary's employees. Eligible employees may contribute up to 15% of eligible compensation up to a maximum of $9,723, as adjusted. The Company made no contributions during 1996.

14. RELATED PARTY TRANSACTION

During 1996, the Company incurred legal expenses of approximately $350,000 to a law firm in which a director of the Company was a member, of which approximately $95,500 is included in accrued liabilities at December 31, 1996.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 ALLEGRO NEW MEDIA, INC.

Date: April 14, 1997                    By:       /s/ Barry A. Cinnamon
                                           -------------------------------------
                                                     Barry A. Cinnamon
                                            Chairman of the Board and President

                                POWER OF ATTORNEY

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-KSB has been signed on April 14, 1997 by the following persons in the capacities indicated. Each person whose signature appears below constitutes and appoints Barry A. Cinnamon and Mark E. Leininger, or either of them, with full power of substitution, his/her true and lawful attorneys-in-fact and agents to do any and all acts and things in his/her name and on his/her behalf in his/her capacities indicated below which they or either of them may deem necessary or advisable to enable Allegro New Media, Inc. to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-KSB, including specifically, but not limited to, power and authority to sign for him/her in his/her name in the capacities stated below, any and all amendments thereto, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in such connection, as fully to all intents and purposes as he/her might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

               /s/ Barry A.  Cinnamon                      Chairman of the Board, President and Chief Executive
-----------------------------------------------------      Officer and Director (Principal Executive Officer)
                 Barry A.  Cinnamon

               /s/ Mark E.  Leininger                      Chief Operating Officer, Chief Financial Officer, Vice
-----------------------------------------------------      President - Finance, Treasurer and Director (Principal
                 Mark E.  Leininger                        Financial Officer)

              /s/ Lori Kramer Cinnamon                     Assistant Vice President-Marketing and Director
-----------------------------------------------------
                Lori Kramer Cinnamon

                 /s/ Neil M. Kaufman                       Secretary and Director
-----------------------------------------------------
                   Neil M. Kaufman

               /s/ Norman W. Alexander                     Director
-----------------------------------------------------
                 Norman W. Alexander

              /s/ Neil R. Austrian, Jr.                    Director
-----------------------------------------------------
                Neil R. Austrian, Jr.

                  /s/ Marc E. Jaffe                        Director
-----------------------------------------------------
                    Marc E. Jaffe

                  /s/ Eng Chye Low                         Director
-----------------------------------------------------
                    Eng Chye Low

                             ALLEGRO NEW MEDIA, INC.

                           ANNUAL REPORT ON FORM 10-K
                       FISCAL YEAR ENDED DECEMBER 31, 1996

                                  EXHIBIT INDEX

     Set forth below are all exhibits to this Annual Report on Form 10-KSB:

3.1 Composite of Certificate of Incorporation of the Company, as amended to date.

3.2 By-laws of the Company, as amended. (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4 (Registration Number: 333-16449), filed with the Commission on November 21, 1996.)

4.1      Specimen Common Stock Certificate. (Incorporated by reference to
         Exhibit 4.1 to the Company's Registration Statement on Form SB-2 (Registration Number: 33-97184), filed with the Commission on September 21, 1995.)

10.1     Company 1994 Long Term Incentive Plan.

10.2 Company Outside Director and Advisor Stock Option Plan. (Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (Registration Number: 333-13063), filed with the Commission on September 30, 1996.)

10.3 SPC 1987 Stock Option Plan. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration
         Number: 333-19509), filed with the Commission on January 10, 1997.)

10.4 SPC 1989 Stock Plan. (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Registration Number:
         333-19509), filed with the Commission on January 10, 1997.)

10.5 SPC 1991 Stock Option Plan. (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Registration
         Number: 333-19509), filed with the Commission on January 10, 1997.)

10.6 Employment Agreement dated as of December 27, 1993, as amended through Amendment No. 6, between the Company and Barry A. Cinnamon. (Incorporated by reference to Exhibit 10.3 to the Company's Amendment No. 1 to Registration Statement on Form SB-2 (Registration Number:
         33-97184), filed with the Commission on November 6, 1995, Exhibit 10.30 to the Company's Quarterly Report on Form 10-QSB (Commission File
         Number: 1-14076), for the quarter ended March 31, 1996, filed with the Commission on May 14, 1996, and Exhibit 10.35 to the Company's Quarterly Report on Form 10-QSB (Commission File Number: 1-14076), for the quarter ended September 30, 1996, filed with the Commission on November 5, 1996.)

10.7     Amendment No. 7 to Employment Agreement between the Company and Barry
         A. Cinnamon.

10.8 Employment Agreement dated as of December 27, 1993, as amended through Amendment No. 3, between the Company and Lori Kramer Cinnamon. (Incorporated by reference to Exhibit 10.4 to the Company's Amendment No. 1 to Registration Statement on Form SB-2 (Registration Number:
         33-97184), filed with the Commission on November 6, 1995.)

10.9 Employment Agreement dated October 2, 1996 between the Company and Joseph V. Szczepaniak. (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-4 (Registration Number:
         333-16449), filed with the Commission on November 21, 1996.)

10.10 Employment Agreement, as amended, dated April 7, 1995 between SPC and Daniel J. Fraisl.

10.11 Agreement dated October 25, 1996 between the Company and Mark E. Leininger. (Incorporated by reference to Exhibit 10.36 to the Company's Quarterly Report on Form 10-QSB (Commission File Number: 1-14076), for the quarter ended September 30, 1996, filed with the Commission on November 5, 1996.)

10.12 Agreement and Plan of Reorganization dated as of October 1, 1996 among the Company, SPC and SPC Acquisition Corporation. (Incorporated by reference to Exhibit 2 to the Company's Registration Statement on Form S-4 (Registration Number: 333-16449), filed with the Commission on November 21, 1996.)

10.13 Form of Bridge Unit Subscription Agreement. (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form SB-2 (Registration Number: 33-97184), filed with the Commission on September 21, 1995.)

10.14 Stock Option Agreement dated as of August 2, 1994 between the Company and Berlitz Publishing Company, Inc. (Incorporated by reference to
         Exhibit 10.10 to the Company's Registration Statement on Form SB-2 (Registration Number: 33-97184), filed with the Commission on September 21, 1995.)

10.15 Settlement and General Release Agreement dated as of January 30, 1997 between the Company and Miriam K. Frazer.

10.16 Agreement dated June 14, 1994, as amended, between the Company, M.S. Farrell & Co., Inc. and the holders of shares of Class A Convertible Preferred Stock. (Incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form SB-2 (Registration Number:
         33-97184), filed with the Commission on September 21, 1995.)

10.17 Form of Indemnification Agreement between the Registrant and its executive officers and directors. (Incorporated by reference to Exhibit
         10.8 to the Company's Registration Statement on Form SB-2 (Registration
         Number: 33-97184), filed with the Commission on September 21, 1995.)

10.18 Underwriter's Purchase Option dated December 12, 1995 issued to M.S. Farrell & Co., Inc. (Incorporated by reference to Exhibit 4.2 to the Company's Amendment No. 2 to Registration Statement on Form SB-2 (Registration Number: 33-97184), filed with the Commission on December 1, 1995.)

10.19 Consulting Agreement dated June 14, 1994 between the Registrant and M.S. Farrell & Co., Inc. (Incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form SB-2 (Registration
         Number: 33-97184), filed with the Commission on September 21, 1995.)

10.20 Form of Mergers and Acquisitions Agreement between the Registrant and M.S. Farrell & Co., Inc. (Incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form SB-2 (Registration
         Number: 33-97184), filed with the Commission on September 21, 1995.)

10.21 Form of Lock-Up Agreement dated as of July 31, 1996 relating to limitations on stock sales between the Company and each of the former stockholders of Serif Inc.

10.22 Form of Lock-Up Agreement dated as of July 31, 1996 relating to limitations on stock sales between the Company and each of the former stockholders of Serif (Europe) Limited.

10.23 Agreement and Plan of Reorganization dated as of July 31, 1996 among the Company, Serif Inc., Gwyn Jones and all other stockholders of Serif Inc. (Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K (Date of Report: July 31, 1996) (Commission File
         Number: 1-14076), filed with the Commission on August 13, 1996.)

10.24 Agreement and Plan of Reorganization dated as of July 31, 1996 among the Company, Serif (Europe) Limited, Gwyn Jones and all other stockholders of Serif (Europe) Limited. (Incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K (Date of
         Report: July 31, 1996) (Commission File Number: 1-14076), filed with the Commission on August 13, 1996.)

10.25 Registration Rights Agreement dated July 31, 1996 between the Company and the former stockholders of Serif Inc. and Serif (Europe) Limited. (Incorporated by reference to Exhibit 10.31 to the Company's Current Report on Form 8-K (Date of Report: July 31, 1996) (Commission File
         Number: 1-14076), filed with the Commission on August 13, 1996.)

10.26 Escrow Agreement dated July 31, 1996, among the Company, Serif Inc., the former stockholders of Serif Inc., Gwyn Jones and Blau, Kramer, Wactlar & Lieberman, P.C. (Incorporated by reference to Exhibit 2 to the Schedule 13D Statement of Barry A. Cinnamon, with respect to the Common Stock of the Company, filed with the Commission on October 31, 1996.)

10.27 Localization and Distribution Agreement for Harvard Graphics Windows Products dated February 16, 1995 between Choten, Inc. and SPC. (Incorporated by reference to Exhibit 10.21 to Software Publishing Corporation's Annual Report on Form 10-K (Commission File Number:
         0-14025), for the fiscal year ended September 30, 1995, filed with the Commission on December 29, 1995.)

10.28 Escrow Agreement dated July 31, 1996, among the Company, Serif (Europe) Limited, the former Stockholders of Serif (Europe) Limited, Gwyn Jones and Blau, Kramer, Wactlar & Lieberman, P.C.

10.29 Lease Agreement dated September 7, 1995 between Community Towers LLC and the Company, for facilities located at 111 North Market Street, San Jose, California. (Incorporated by reference to Exhibit 10.22 to Software Publishing Corporation's Annual Report on Form 10-K (Commission File Number: 0-14025), for the fiscal year ended September 30, 1995, filed with the Commission on December 29, 1995.)

10.30 Stockholders' Agreement dated as of July 31, 1996 among Barry A. Cinnamon, Gwyn Jones and the former stockholders of Serif Inc. and Serif (Europe) Limited. (Incorporated by reference to Exhibit 1 to the
         Schedule 13D Statement of Barry A. Cinnamon, with respect to the Common Stock of the Company, filed with the Commission on October 31, 1996.)

10.31    Letter Agreement dated October 24, 1996 between the Company and Gwyn
         Jones.

10.32 Compromise Agreement executed October 24, 1996 between the Company and Gwyn Jones.

10.33 Settlement and General Release Agreement dated as of July 23, 1996 among the Company, Richard Bergman and Barry Cinnamon. (Incorporated by reference to Exhibit 10.32 to the Company's Current Report on Form 8-K (Date of Report: July 31, 1996) (Commission File Number: 1-14076), filed with the Commission on August 13, 1996.)

10.34 Escrow Agreement dated as of December 27, 1993, as amended through September 5, 1996, among the Company, Barry A. Cinnamon, Richard Bergman and Blau, Kramer, Wactlar & Lieberman, P.C. (Incorporated by reference to Exhibit 10.25 to the Company's Amendment No. 1 to Registration Statement on Form SB-2 (Registration Number: 33-97184), filed with the Commission on November 6, 1995, Exhibit 10.32 to the Company's Quarterly Report on Form 10-QSB (Commission File Number:
         1-14076), for the quarter ended March 31, 1996, filed with the Commission on May 14, 1996, and Exhibit 10.34 to the Company's Quarterly Report on Form 10-QSB (Commission File Number: 1-14076), for the quarter ended September 30, 1996, filed with the Commission on November 5, 1996.)

10.35 Escrow Agreement dated as of May 25, 1995, as amended through September 5, 1996, among the Company, Barry A. Cinnamon, Richard Bergman and Blau, Kramer, Wactlar & Lieberman, P.C. (Incorporated by reference to
         Exhibit 10.26 to the Company's Amendment No. 1 to Registration Statement on Form SB-2 (Registration Number: 33-97184), filed with the Commission on November 6, 1995, and Exhibit 10.34 to the Company's Quarterly Report on Form 10-QSB (Commission File Number: 1-14076), for the quarter ended September 30, 1996, filed with the Commission on November 5, 1996.)

10.36 Deed of Variation (First Amendment) of the Lease between Registrant and Allied Dunbar Assurance plc for facilities located at the Pyramid House, Easthampstead Road, Bracknell, Berkshire, United Kingdom. (Incorporated by reference to Exhibit 10.1 to Software Publishing Corporation's Quarterly Report on Form 10-Q (Commission File Number:
         0-14025), for the quarter ended March 31, 1994, filed with the Commission on May 13, 1994.)

10.37 Asset Acquisition Agreement dated June 14, 1994 between SPC and Computer Concepts Corporation. (Incorporated by reference to Exhibit
         10.1 to Software Publishing Corporation's Quarterly Report on Form 10-Q (Commission File Number: 0-14025), for the quarter ended June 30, 1994, filed with the Commission on August 12, 1994.)

10.38 Stock Purchase Agreement dated March 31, 1995 among SPC, Digital Paper, Inc., Daniel J. Fraisl, Carl Meyer and Anthony N. Hoeber. (Incorporated by reference to Exhibit 10.4 to Software Publishing Corporation's Quarterly Report on Form 10-Q (Commission File Number: 0-14025), for the quarter ended March 31, 1995, filed with the Commission on May 15, 1995.)

10.39 Amendment to Stock Purchase Agreement dated as of April 2, 1996 among SPC, Digital Paper, Inc. Daniel J. Fraisl, Carl Meyer and Anthony N. Hoeber.

10.40 Amendment No. 2 to Stock Purchase Agreement dated October 1, 1996 among SPC, Digital Paper, Inc., Daniel J. Fraisl, Carl Meyer and Anthony N. Hoeber.

10.41 Asset Purchase Agreement dated as of May 1, 1996 between the Company and BizEd, Inc.

10.42 Consulting Agreement dated as of May 1, 1996 between the Company and Clifford J. Schorer, Jr.

10.43    Warrant dated August 20, 1996 issued to M.S. Farrell & Co., Inc.

10.44    Warrant dated August 20, 1996 issued to Richard L. Klass.

10.45 Letter Agreement dated March 27, 1997 between the Company and M.S. Farrell & Co., Inc.

21       Subsidiaries of the Company.

23       Consent of Ernst & Young LLP.

24 Powers of Attorney (set forth on the signature page of this Annual Report on Form 10-KSB).

27       Financial Data Schedule.