Form 10QSB
period 1997-03-31
ALLEGRO NEW MEDIA INC
filed 1997-05-15
CIK 926331

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                 ---------------

                                   Form 10-QSB

     (Mark One)
         [ X ] Quarterly report pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1997

         [   ] Transition report pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934

                For the transition period from _______to________

                         Commission file number 1-14076

                             ALLEGRO NEW MEDIA, INC.
       (Exact name of small business issuer as specified in its charter)

          Delaware                                  22-3270045
 (State or other jurisdiction           (I.R.S. Employer Identification Number)
 of incorporation or organization)


                    111 N. Market Street, San Jose, CA 95113
                    (Address of principal executive offices)


                                 (408) 537-3000
                           (Issuer's telephone number)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,050,424 shares of Common Stock as of May 1, 1997.

     Transitional Small Business Disclosure Format (Check one):
Yes [   ]  No [ X ]

                                 ---------------

                              CROSS REFERENCE SHEET

                                                                   Page
                                                                   Number
  Cover Page                                                          1

  Cross Reference Sheet                                               2

                 Part I. Financial Information

  Item 1. Financial Statements (Unaudited):

     Condensed consolidated balance sheets as of March 31, 1997
       and December 31, 1996                                          3
     Condensed consolidated statements of operations for the three
       months ended March 31, 1997 and 1996                           4
     Condensed consolidated statements of cash flows for the three
       months ended March 31, 1997 and 1996                           5
     Notes to condensed financial statements - March 31, 1997         6

  Item 2.  Management's Discussion and Analysis or Plan of Operation  7

                           Part II. Other Information

  Item 1.  Legal Proceedings.                                         11

  Item 2.  Changes In Securities.                                     11

  Item 3.  Defaults Upon Senior Securities.                           11

  Item 4.  Submission of Matters to a Vote of Security Holders.       11

  Item 5.  Other Information.                                         11

  Item 6.  Exhibits and Reports on Form 8-K                           11

  Signatures                                                          12

  Index to Exhibits                                                   13

                          Part I. Financial Information

                             ALLEGRO NEW MEDIA, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                              March 31,                  December 31,
                                                1997                         1996
Assets                                       (Unaudited)
  Current assets:
    Cash and cash equivalents                  $3,039,829                 $ 4,833,454
    Restricted cash                             1,650,000                   1,650,000
    Short-term investments                      4,359,337                   6,328,180
    Accounts receivable, net                    2,128,046                   1,991,790
    Inventories (Note 3)                          465,700                     713,586
    Other current assets                          395,400                     235,849
                                               ----------                  ----------
            Total current assets               12,038,312                  15,752,859
  Property and euipment, net                     444,623                     450,867
  Acquired software, net                        6,420,319                   6,787,614
  Goodwill and other intangibles, net           3,953,830                   4,262,033
                                              -----------                ------------
                                              $22,857,084                 $27,253,373

Liabilities and Stockholders' Equity


  Current liabilities:
    Accounts payable                          $ 2,135,691                 $ 3,509,060
    Accrued liabilities                         8,832,608                  10,186,059
    Notes payable                               1,798,392                   1,882,548
                                              -----------                 -----------
     Total current liabilities                 12,766,691                  15,577,667


  Stockholders' equity:
   Serial Preferred Stock, authorized 1,939,480
      shares, none issued and outstanding:
    Class B Voting Preferred Stock, authorized
     60,520 shares; issued and
     outstanding 60,520 shares                         61                          61
    Common stock, par value $.001 per share,
     authorized 30,000,000 shares; issued and
     outstanding 7,860,243 shares in 1996 and
     8,050,424 shares in 1997                       8,050                       7,860
   Additional paid-in capital                  42,843,535                  41,731,437
   Accumulated deficit                        (32,761,253)                (30,063,652)
                                              ------------                ------------
     Total stockholders' equity                10,090,393                  11,675,706
                                              ------------                ------------
     Total liabilities and stockholders'
       equity                                 $22,857,084                 $27,253,373


     Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                  See notes to condensed financial statements.

                             ALLEGRO NEW MEDIA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three Months Ended

                                                           March 31,

                                                    1997             1996

     Net sales                                  $3,950,252        $ 445,924
     Cost of goods sold                            951,766          229,402
                                                ----------        ---------
     Gross profit                                2,998,486          216,522

     Selling, general and administrative
       expenses                                  3,669,915          502,683
     Depreciation and amortization of acquired
       technology and goodwill                     866,919            7,354
     Product development                         1,252,656           82,278
     Other (income) expense   net                 (93,403)         (30,149)
                                                ----------        ---------
     Net loss                                 $(2,697,601)       $(345,644)


     Net loss per share                             $(.34)           $(.11)

     Weighted average number of common
        shares outstanding                      7,932,743        3,150,669
                                                ---------        ---------

                  See notes to condensed financial statements.

                             ALLEGRO NEW MEDIA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                           For the Three Months Ended March 31,
                                               1997                     1996
  Operating activities
     Cash (used in) operations             $(2,780,212)              $ (631,472)

  Investment activities
     Cash used to pay acquisition costs     (  959,935)
     Purchase of property and equipment     (   32,321)                (  1,953)
     Proceeds from sale of short term
       investments                           1,968,843

  Financing activities
     Proceeds from sale of common stock         10,000                  464,907



Net (decrease) in cash                      (1,793,625)                (168,518)
Cash at beginning of period                  4,833,454                2,928,272
                                            -----------             ------------
Cash at end of period                      $ 3,039,829              $ 2,759,755


                  See notes to condensed financial statements.

                             ALLEGRO NEW MEDIA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

  1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. Certain prior year information has been reclassified to conform to the current year's presentation.

  2. Loss Per Share.

     Net loss per share is computed based upon the weighted average number of shares of common stock and common share equivalents outstanding during the periods presented. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 83, common share equivalents resulting from outstanding options to purchase common stock are excluded as the impact is anti-dilutive.

  3. Inventories

     Inventories consist of the following:
                                             March 31, 1997   December 31, 1996
                Raw materials                 $  80,801         $  81,570
                Finished goods                  384,899           632,016
                                              ---------         ----------
                                              $ 465,700         $ 713,586

  4. Stockholder's Equity

     During the quarter ending March 31, 1997, the Company issued (a) 71,428 shares of common stock to M. S. Farrell & Co., Inc. ("MSF") and a designee thereof in connection with the Company's exercise of its right to terminate its exclusive investment banking and other obligations to MSF and (b) an aggregate of 118,747 shares of common stock to investment bankers, consultants and upon the exercise of certain stock options under the Company's 1994 Long-Term Incentive Plan.

  5. Business Combinations

     On July 31, 1996, the Company acquired all of the outstanding common stock of Serif Inc. and all of the outstanding preference and ordinary shares of Serif (Europe) Limited (collectively "Serif"). The aggregate purchase price was approximately $4,200,000 and was principally financed through the issuance of 1,000,000 shares of the Company's common stock. The acquisition has been accounted for as a purchase and the results of operations of Serif are included in the Company's consolidated financial statements beginning August 1, 1996.

    On December 27, 1996, the Company acquired all of the outstanding common stock of Software Publishing Corporation ("SPC"). The aggregate purchase price, including all direct costs, was approximately $30,000,000 and was principally financed through the issuance of 3,376,162 shares of common stock.

                             ALLEGRO NEW MEDIA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


  Item 2. Management's Discussion and Analysis or Plan of Operation.

     Statements contained in this Quarterly Report on Form 10-QSB that are not based upon historical fact are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements included in this Form 10-QSB involve known and unknown risks, uncertainties and other factors which could cause actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the best estimates by the Company of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms.

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

     Additional potential risks and uncertainties include, among other things, such factors as the overall level of business and consumer spending for computer software, the amount of sales of the Company's products, the competitive environment within the computer software industry, the level and costs incurred in connection with the Company's product development efforts and the results of such efforts, the financial strength of the retail industry, market acceptance of the Company's products, certain technological considerations, competition, dependence on key personnel and the other factors and information disclosed and discussed in this "Item 2. Management's Discussion and Analysis or Plan of Operation" and in other sections of this Form 10-QSB. Readers of this Form 10-QSB should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements.

  General

     The Company is an international supplier of computer software applications and companion utilities primarily for the corporate and SOHO business market. These software applications and companion utilities are targeted towards the visual communications product category, and improve the graphical appeal and overall effectiveness of documents produced by desktop publishing, presentation graphics, web page, word processing and similar applications. The Company's product lines include several products based upon its patent-pending Intelligent Formatting+ technology ActiveOffice, ASAP WordPower, ASAP WebShow and ASAP; as well as its traditional products such as Serif PagePlus, Serif DrawPlus, Harvard Graphics, Harvard ChartXL, Harvard Spotlight, Learn to Do Windows 95 with John C Dvorak, and a line of interactive multimedia products based on Entrepreneur Magazine publications. In January 1997, the Company introduced ActiveOffice, which is a companion product to Microsoft Office that is designed to give users of Microsoft Word, Excel, PowerPoint and Exchange Mail, a quick and easy way to convert plain text and numbers into visual graphics. The Company also continues to offer other business productivity software products. The Company has de-emphasized its word processing and other non-visual communications, business productivity and interactive multimedia products. The Company currently derives substantially all of its net sales from products sold directly to end-users by its direct mail and telemarketing centers, and to retailers, distributors and corporate purchasers by its internal corporate and retail sales force and independent sales representatives. As the industry evolves mechanisms for efficiently and securely charging customers directly for software over the Internet, the Company expects that it may be able to supplement traditional forms of software distribution and distribute software directly over the Internet medium.

     North America and international net revenues for the Company's three month periods ending March 31, 1997 and 1996 and the percentage of such revenues were as follows:

                                               Three Months Ended March 31,
                                        1997                              1996
                               Net Revenues    %          Net Revenues   %

     North America              $1,872,165     47%        $445,924        100%
     International               2,078,087     53%             -0-          0%
                                ----------     ---        --------        ----
     Total net revenues         $3,950,252     100%       $445,924        100%

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

  Results of Operations

     Three Month Period Ended March 31, 1997 Compared to the Three Month Period Ended March 31, 1996

     Net Sales. Net sales increased approximately 786% from $445,924 in the three month period ended March 31, 1996 to $3,950,252 in the three month period ended March 31, 1997 as a result of the inclusion of sales from Serif and SPC in the 1997 three-month period. There were no Serif or SPC results in the 1996 period. The Company provided for returns in the three month period ended March 31, 1997 at approximately 25% of gross sales versus approximately 21% in the three month period ended March 31, 1996.

     Cost of Goods Sold. Cost of goods sold increased approximately 315% from $229,402 in the three month period ended March 31, 1996 to $951,766 in the three month period ended March 31, 1997, as a result of higher sales volume. As a percentage of net sales, cost of goods sold decreased from approximately 51% of net sales in the three month period ended March 31, 1996 to approximately 24% of net sales in the three month period ended March 31, 1997 as a result of increased sales volumes providing lower per unit production costs.

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

     Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") increased by approximately 630% from $502,683 in the three month period ended March 31, 1996 to $3,669,915 in the three month period ended March 31, 1997. Substantially all expenses have increased since the 1996 period due to the inclusion of expenditures associated with the operations of Serif and SPC which were not included in the 1996 period. Total selling expenses increased approximately 702% from $166,470 in the three month period ended March 31, 1996 to $1,334,644 in the three month period ended March 31, 1997, primarily as a result of an increase in direct mail advertising associated with the Company's telemarketing operations and the roll-out costs associated with the release of the Company's new ActiveOffice product. Total salaries and wages increased $1,447,150 or approximately 953%, from $151,914 in the three month period ended March 31, 1996 to $1,599,064 in the three month period ended March 31, 1997, primarily due to the inclusion of wages attributable to the operations of Serif and SPC, which were not included in the three-month period ended March 31, 1996.

     The Company is utilizing a consumer rebate offer in connection with its marketing of its new ActiveOffice product. No assurance can be given that rebate redemptions will not be at a rate in excess of amounts that the Company may reserve for such redemptions or that redemptions in excess of such reserve would not have a material adverse effect on the Company's business, operating results or financial condition.

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

     Depreciation and Amortization of Acquired Technology and Goodwill. In the three-month period ended March 31, 1997, the Company recorded approximately $866,919 in depreciation and amortization of acquired technology and goodwill associated with its acquisitions of Serif and SPC, which was not included in the three month period ended March 31, 1996.

     Product Development. Product development expenses increased approximately 1422% from $82,278 in the three month period ended March 31, 1996 to $1,252,656 in the three month period ended March 31, 1997, principally as a result of an increase in product development costs associated with producing new products. As a percentage of net sales, the Company's product development costs were approximately 31.7% in the three month period ended March 31, 1997 versus 18.5% in the three month period ended March 31, 1996, due to the inclusion of the costs associated with the Serif and SPC development teams in the 1997 period which were not included in the 1996 period, as well as increased development spending on future products. The Company expects that product development expenses will increase in dollar amount in the future as the Company expands its product development activities, although the Company's long-term goal is to reduce product development costs as a percentage of sales. All product development costs have been expensed in the period incurred.

     Other Income. Other income increased from $30,149 in the three month period ended March 31, 1996 to $93,403 in the three month period ended March 31, 1997, primarily as a result of higher cash balances.

  Liquidity and Capital Resources

     During the three month period ended March 31, 1997, the Company's cash, cash equivalents and short-term investments decreased by $3,762,468 from $11,161,634 at December 31, 1996 to $7,399,166 at March 31, 1997, primarily as a result of using $2,780,212 in operations and $959,935 to pay certain acquisition costs. Although the Company had a working capital deficit of $728,379 at March 31, 1997, the Company believes that its existing cash and cash equivalents and cash generated from operations, if any, should be sufficient to meet its currently anticipated liquidity and capital expenditure requirements for at least the next twelve months. There can be no assurance, however, that the Company will be successful in attaining its sales goals, nor that attaining such goals will have the desired effect on the Company's cash resources. If the Company does not attain its revenue and cash collection goals or if the Company's cash resources are not sufficient, it may be necessary to obtain additional sources of financing. The Company has a line of credit facility of $300,000; however, there can be no assurances that the Company will be able to obtain additional financing, if at all, or that such financing will be on terms acceptable to the Company. The Company is pursuing a possible offering of its equity or debt securities. However, there can be no assurance that the Company will be successful in completing such an offering.

     The Company's operating activities for the first three months of 1997 used cash of $2,780,212, which reflected a reduction of $1,373,369 in trade accounts payable. The Company generated cash of $976,587 in its investment activities, after giving effect to the use of $959,935 of cash relating to the payment of acquisition costs. The Company intends to continue to utilize its resources in 1997 for product development, marketing and advertising, to finance the higher level of inventory and accounts receivable necessary to support the anticipated increase in sales, for capital expenditures, including the purchase of computer equipment, and for internal and external software development. However, the Company's cash requirements may change depending upon numerous factors, including, without limitation, the need to finance the licensing or acquisition of third party software as well as increased inventory and accounts receivable arising from the sale and shipment of new products.

     In the three month period ended March 31, 1997, approximately 53% of the Company's total sales were generated outside the U.S. The Company expects this practice to continue. The Company's exposure for foreign currency exchange gains and losses is partially mitigated, as the Company incurs operating expenses in most of the currencies in which it invoices customers. As of March 31, 1997, the Company had no foreign exchange contracts outstanding. The Company's foreign exchange gains and losses may be expected to fluctuate from period to period depending on the movement in exchange rates.

     In June 1994, SPC sold its Superbase product line to Computer Concepts Corporation ("CCC") (Nasdaq National Market: CCEE) for shares of CCC's restricted common stock. As of March 31, 1997, SPC owned 3,039,894 shares of common stock of CCC, which it has or expects to sell during the remainder of 1997, or as soon thereafter as practicable. As of May 12, 1997 the closing price of the CCC common stock on The Nasdaq National Market was $.53 per share.

  Seasonality

     The computer software market is characterized by significant seasonal swings in demand, which typically peak in the fourth quarter of each year. This seasonal pattern is due primarily to the increased demand for software during the year-end holiday buying season. The Company expects its net sales and operating results to continue to reflect this seasonality. The Company's revenues may also experience substantial variations as a result of a number of factors, such as consumer and business preferences and introduction of competing titles by competitors, as well as limited time promotional pricing offers. There can be no assurance that the Company will achieve consistent growth or profitability on a quarterly or annual basis.

  Inflation

     The Company believes that inflation has generally not had a material impact on its operations.

PART II. Other Information

Item 1.   Legal Proceedings.

     Reference is hereby made to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, Item 3 thereof (page 14), filed April 15, 1997 (Commission file No.: 1-14076), and to the references therein, for a discussion of all material pending legal proceedings to which the Company or any of its subsidiaries are parties.

Item 2.   Changes in Securities.

          None.

Item 3.   Defaults upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  10.2 Director and Advisor Stock Option Plan.
               27   Financial Data Schedule.

          (b) Reports filed on Form 8-K during the quarter ended March 31, 1997:

     On January 2, 1997, the Company filed a Current Report on Form 8-K (Date of
Report: December 27, 1996) with the Commission reporting, as an Item 2 disclosure, the Company's acquisition of SPC as a result of the merger of a wholly owned subsidiary of the Company with and into SPC. The Form 8-K included (by incorporation by reference to the Company's Registration Statement on Form S-4 (Registration No.: 333-16449), filed with the Commission on November 20,
1996) the following financial statements and information:

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

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ALLEGRO NEW MEDIA, INC.

  Date:     May 14, 1997                By:    /s/ Barry A. Cinnamon
                                                   Barry A. Cinnamon
                                        Chairman of the Board, President and
                                               Chief Executive Officer
                                            (Principal Executive Officer)


  Date:     May 14, 1997                By:    /s/  Mark E. Leininger
                                                    Mark E. Leininger
                                        Chief Operating Officer, Vice President-
                                          Finance, Treasurer, Chief Financial
                                         Officer (Principal Accounting Officer)

                                  EXHIBIT INDEX

10.2      Director and Advisor Stock Option Plan.
27        Financial Data Schedule.