Form 10QSB/A
period 1997-03-31
ALLEGRO NEW MEDIA INC
filed 1997-08-19
CIK 926331

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                 ---------------

                               Form 10-QSB/A No. 1

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

                             ALLEGRO NEW MEDIA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three Months Ended

                                                           March 31,

                                                    1997             1996

     Net sales                                  $3,950,252        $ 445,924
     Cost of goods sold                            951,766          229,402
                                                ----------        ---------
     Gross profit                                2,998,486          216,522

     Selling, general and administrative
       expenses                                  4,162,580          502,683
     Amortization of acquired software and
       goodwill and depreciation                   866,919            7,354
     Product development                           756,212           82,278
     Other (income) expense   net                  (89,624)         (30,149)
                                                ----------        ---------
     Net loss                                 $(2,697,601)       $(345,644)


     Net loss per share                             $(.34)           $(.11)

     Weighted average number of common
        shares outstanding                      7,932,743        3,150,669
                                                ---------        ---------

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

     Selling, General and Administrative Expenses. Selling, general and administrative ("SB&A") expenses increased by approximately 728% from $502,683 in the three month period ended March 31, 1996 to $4,162,580 in the three month period ended March 31, 1997. Substantially all expenses have increased since the 1996 period due to the inclusion of expenditures associated with the operations of Serif and SPC which were not included in the 1996 period. Total selling expenses increased approximately 702% from $166,470 in the three month period ended March 31, 1996 to $1,334,644 in the three month period ended March 31, 1997, primarily as a result of an increase in direct mail advertising associated with the Company's telemarketing operations and the roll-out costs associated with the release of the Company's new ActiveOffice product. Total salaries and wages increased $1,332,449 or approximately 877%, from $151,914 in the three month period ended March 31, 1996 to $1,484,363 in the three month period ended March 31, 1997, primarily due to the inclusion of wages attributable to the operations of Serif and SPC, which were not included in the three-month period ended March 31, 1996.

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

     Amortization of Acquired Software and Goodwill and Depreciation. In the three-month period ended March 31, 1997, the Company recorded approximately $784,053 in amortization of acquired software and goodwill associated with its acquisitions of Serif and SPC, which was not included in the three month period ended March 31, 1996. Depreciatiion expense increased $75,512 or approximately 1,027% from $7,354 in the three month period ended March 31, 1996 to $82,866 in the three month period ended March 31, 1997, primarily due to the inclusion of depreciation associated with Serif and SPC which were not included in the 1996 period.

     Product Development. Product development expenses increased approximately 819% from $82,278 in the three month period ended March 31, 1996 to $756,212 in the three month period ended March 31, 1997, principally as a result of an increase in product development costs associated with producing new products and the inclusion of the product development costs associated with the Serif and SPC subsidiaries which were not included in the 1996 period. As a percentage of net sales, the Company's product development costs were approximately 19.1% in the three month period ended March 31, 1997 versus 18.5% in the three month period ended March 31, 1996. The Company expects that product development expenses will increase in dollar amount in the future as the Company expands its product development activities, although the Company's long-term goal is to reduce product development costs as a percentage of sales. All product development costs have been expensed in the period incurred.

     Other Income. Other income increased from $30,149 in the three month period ended March 31, 1996 to $89,624 in the three month period ended March 31, 1997, primarily as a result of higher cash balances.

  Liquidity and Capital Resources

     During the three month period ended March 31, 1997, the Company's cash, cash equivalents and short-term investments decreased by $3,762,468 from $11,161,634 at December 31, 1996 to $7,399,166 at March 31, 1997, primarily as a result of using $2,780,212 in operations and $959,935 to pay certain acquisition costs. Although the Company had a working capital deficit of $728,379 at March 31, 1997, the Company believes that its existing cash and cash equivalents and cash generated from operations, if any, should be sufficient to meet its currently anticipated liquidity and capital expenditure requirements for at least the next twelve months. There can be no assurance, however, that the Company will be successful in attaining its sales goals, nor that attaining such goals will have the desired effect on the Company's cash resources. If the Company does not attain its revenue and cash collection goals or if the Company's cash resources are not sufficient, it may be necessary to obtain additional sources of financing. The Company has a letter of credit facility of $300,000 relating to certain lease obligations; however, there can be no assurances that the Company will be able to obtain additional financing, if at all, or that such financing will be on terms acceptable to the Company. The Company is pursuing a possible offering of its equity or debt securities. However, there can be no assurance that the Company will be successful in completing such an offering.

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


                                        ALLEGRO NEW MEDIA, INC.

  Date:     August 18, 1997             By:    /s/ Barry A. Cinnamon
                                                   Barry A. Cinnamon
                                        Chairman of the Board, President and
                                               Chief Executive Officer
                                            (Principal Executive Officer)


  Date:     August 18, 1997             By:    /s/  Mark E. Leininger
                                                    Mark E. Leininger
                                        Chief Operating Officer, Vice President-
                                          Finance, Treasurer, Chief Financial
                                         Officer (Principal Accounting Officer)

                                  EXHIBIT INDEX

10.2      Director and Advisor Stock Option Plan.*
27        Financial Data Schedule.

----------
*         Previously filed