Form 10QSB
period 1997-06-30
ALLEGRO NEW MEDIA INC
filed 1997-08-19
CIK 926331

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______to________

                         Commission file number: 1-14076

                 SOFTWARE PUBLISHING CORPORATION HOLDINGS, INC.
       (Exact name of small business issuer as specified in its charter)

                Delaware                                  22-3270045
      (State or other jurisdiction                       (IRS Employer
     of incorporation or organization)               Identification Number)

               111 North Market Street, San Jose, California 95113
                    (Address of principal executive offices)

                                 (408) 537-3000
                           (Issuer's telephone number)

                             Allegro New Media, Inc.
        (Former name, former address and former fiscal year, if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,050,424 shares of Common Stock as of August 8, 1997.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                          PART I. FINANCIAL INFORMATION



Item                                                                     Page

Item 1.   Financial Statements (Unaudited):

     Condensed Consolidated Balance Sheets as of June 30, 1997 and
     December 31, 1996                                                       3
     Condensed Consolidated Statements of Operations for the Three
     and Six Months Ended June 30, 1997 and 1996                             4
     Condensed Consolidated Statements of Cash Flows for the Six
     Months Ended June 30, 1997 and 1996                                     5
     Notes to Condensed Financial Statements                                 6


Item 2.   Management's Discussion and Analysis or Plan of Operation          7

                 SOFTWARE PUBLISHING CORPORATION HOLDINGS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     June 30,                December 31,
                                                       1997                      1996
                                                    (Unaudited)                 (Note)

                              ASSETS
Current assets:
 Cash and cash equivalents . . . . . . . . . . .    $ 2,822,162               $ 4,833,454
 Restricted cash . . . . . . . . . . . . . . . .              -                 1,650,000
 Short-term investments. . . . . . . . . . . . .      1,487,634                 6,328,180
 Accounts receivable, net. . . . . . . . . . . .      2,667,167                 1,991,790
 Inventories (Note 3). . . . . . . . . . . . . .        605,783                   713,586
 Other current assets. . . . . . . . . . . . . .        288,494                   235,849
                                                    -----------              ------------
      Total current assets . . . . . . . . . . .      7,871,240                15,752,859
Property and equipment, net. . . . . . . . . . .        619,843                   450,867
Acquired software, net . . . . . . . . . . . . .      5,597,917                 6,787,614
Goodwill and other assets, net . . . . . . . . .      3,968,454                 4,262,033
                                                    -----------              ------------
                                                    $18,057,454              $ 27,253,373
                                                    -----------              ------------



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable. . . . . . . . . . . . . . . .    $ 2,888,498              $  3,509,060
 Accrued liabilities . . . . . . . . . . . . . .      6,944,528                10,186,059
 Notes payable . . . . . . . . . . . . . . . . .         77,274                 1,882,548
                                                    -----------              ------------
Total current liabilities. . . . . . . . . . . .    9,910,300                15,577,667
Stockholders' equity:
Serial Preferred Stock, authorized 1,939,480 shares:
 none issued and outstanding:
Class B Voting Preferred Stock, authorized 60,520
 shares: issued and outstanding 60,520 shares. .             61                        61
Common stock, par value $.001 per share, authorized
30,000,000 shares; issued and outstanding 8,050,424
shares in 1997 and 7,860,243 shares in 1996. . . .        8,050                     7,860
Additional paid-in capital . . . . . . . . . . .     42,843,535                41,731,437
Accumulated deficit. . . . . . . . . . . . . . .    (34,704,492)              (30,063,652)
                                                    ------------              ------------
 Total stockholders' equity. . . . . . . . . . .      8,147,154                11,675,706
                                                    ------------              ------------
 Total liabilities and stockholders' equity. . .    $18,057,454              $ 27,253,373
                                                    -----------              ------------


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                  See notes to condensed financial statements.

                 SOFTWARE PUBLISHING CORPORATION HOLDINGS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Three Months Ended        Six Months Ended
                                                   June 30,                  June 30,
                                                1997       1996         1997         1996

Net sales. . . . . . . . . . . . .         $ 4,144,311   $   421,125   $ 8,094,563   $  867,049
Cost of goods sold . . . . . . . .             827,603       112,767     1,779,369      342,169
                                           ------------   -----------  -----------   -----------
Gross profit . . . . . . . . . . .           3,316,708       308,358     6,315,194      524,879

Selling, general and administrative
  expenses                                   3,565,436     1,127,391     7,728,016    1,629,947
Amortization of acquired software
  and goodwill and depreciation. .             822,618         7,180     1,689,537       14,534
Product development. . . . . . . .             890,526       357,288     1,646,738      439,566
Other (income) expense   net . . .             (18,633)      (22,828)     (108,257)     (52,977)
                                            ------------  -----------   -----------  -----------
Net loss . . . . . . . . . . . . .         $ (1,943,239) $(1,160,673)  $(4,640,840) $(1,506,190)
                                            ------------  -----------   -----------  -----------


Net loss per share . . . . . . . .         $       (.24) $      (.38)  $      (.58) $      (.49)
                                            ------------  -----------   -----------  -----------
Weighted average number of common
 shares outstanding. . . . . . . .            8,050,424    3,083,760     7,991,909    3,067,215
                                            ------------  -----------   -----------  -----------




                  See notes to condensed financial statements.

                 SOFTWARE PUBLISHING CORPORATION HOLDINGS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       For the Six Months Ended June 30,
                                                             1997            1996

Operating activities
Cash (used in) from operations . . . . . . . . .       $ (6,239,217)     $(1,533,617)

Investment activities
Purchase of property and equipment . . . . . . .           (457,348)         (16,862)
Proceeds from sale of short term investments . .          4,840,546                -
Cash used for business acquisition . . . . . . .                  -         (120,650)
                                                       -------------     ------------
                                                          4,383,198         (137,512)

Financing activities
Proceeds from sale of common stock . . . . . . .                  -          464,907
Repayment of notes . . . . . . . . . . . . . . .         (1,805,273)               -
                                                       -------------     ------------
                                                         (1,805,273)         464,907

Net (decrease) in cash . . . . . . . . . . . . .         (3,661,292)      (1,206,222)
Cash at beginning of period. . . . . . . . . . .          6,483,454        2,928,272
                                                       -------------     ------------
Cash at end of period. . . . . . . . . . . . . .       $  2,822,162      $ 1,722,050
                                                       -------------     ------------


                  See notes to condensed financial statements.

                 SOFTWARE PUBLISHING CORPORATION HOLDINGS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation.

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996. Certain prior year information has been reclassified to conform to the current year's presentation.

2.   Loss Per Share.

     Net loss per share is computed based upon the weighted average number of shares of common stock outstanding during the periods presented.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted for the Company's year ending December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact of Statement No. 128 is not expected to be material for any previously reported period.

3.   Inventories.

     Inventories consist of the following:

                              June 30, 1997    December 31, 1996
          Raw materials           $ 110,948          $   31,570
          Finished goods            494,835             682,016
                                  ---------          ----------
          Total                   $ 605,783          $  713,586

4.   Stockholders' Equity.

     During the first six months of 1997 the Company issued (a) 71,428 shares of common stock to M.S. Farrell & Co., Inc. ("MSF") and a designee thereof in connection with the Company's exercise of its right to terminate its exclusive investment banking and other obligations to MSF and (b) an aggregate of 118,747 of common stock to investment bankers, consultants and other individuals and upon the exercise of certain outstanding stock options granted under the Company's 1994 Long-Term Incentive Plan.

5.   Business Combinations.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.

     Statements contained in this Quarterly Report on Form 10-QSB that are not based upon historical fact are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements included in this Form 10-QSB involve known and unknown risks, uncertainties and other factors which could cause actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the best estimates by the Company of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward looking statements may be identified by the use of forward looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms.

     The Company has recently acquired three operating companies with the expectation that such transactions will result in long-term strategic benefits. The realization of these anticipated benefits will depend in part on whether the operations of the Company and its recently acquired subsidiaries can be fully integrated in an efficient and effective manner. This requires, among other things, integration of the Company's and such subsidiaries' respective product offerings and coordination of the Company's and such subsidiaries' sales, marketing, and research and development efforts and distribution channels. While the Company has substantially implemented its integration plan, there can be no assurance that the expected long-term strategic benefits of the recent acquisitions will be realized.

     Additional potential risks and uncertainties include, among other things, such factors as the overall level of business and consumer spending for computer software, the amount of sales of the Company's products, the competitive environment within the computer software industry, the level and costs incurred in connection with the Company's product development efforts and the results of such efforts, the financial strength of the retail industry, market acceptance of the Company's products, certain technological considerations, competition, dependence on key personnel and the other factors and information disclosed and discussed in this "Item 2. Management's Discussion and Analysis or Plan of Operation" and in other sections of this Form 10-QSB. Readers of this Form 10-QSB should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward looking statements.

General

     The Company is an international developer, publisher and supplier of proprietary computer software applications and companion utilities programs, primarily targeted towards the visual communications and presentation graphics, desktop publishing and business productivity segments of the corporate and small office/home office ("SOHO") markets. The Company's products are designed to improve the graphical appeal and overall effectiveness of documents produced by desktop publishing, presentation graphics, web page, e-mail, word processing and similar applications, as well as to produce documents through the Company's easy-to-use desktop publishing and presentation graphics applications. The Company's product lines include several products based upon its patent-pending Intelligent Formatting technology such as ActiveOffice, ActivePresenter, ASAP WordPower, ASAP WebShow and ASAP; as well as its traditional products such as Serif PagePlus, Serif DrawPlus, Harvard Graphics, Harvard ChartXL, Learn to Do Windows 95 with John C Dvorak, and a line of interactive multimedia products based on Entrepreneur Magazine publications. In January 1997, the Company introduced ActiveOffice, which is a companion product to Microsoft Office that is designed to give users of Microsoft Word, Excel, PowerPoint and Exchange Mail, a quick and easy way to convert plain text and numbers into visual graphics within the documents and presentations created by such programs. In June 1997, the Company introduced ActivePresenter, an Internet and World Wide
Web presentation and publishing program which publishes both its own or Microsoft PowerPoint presentations for either real time or on demand presentations on the World Wide Web. The Company intends to release in the second half of 1997 a new product currently titled ActiveMail, which is expected to enable e-mail users to produce electronic messages utilizing a rich graphical presentation rather than ordinary text. The Company also continues to offer word processing and other business productivity software products, but has de-emphasized its word processing and other non-visual communications business productivity and interactive multimedia products. The Company currently derives substantially all of its net sales from products sold directly to end-users by its direct mail and telemarketing centers, and to retailers, distributors and corporate purchasers by its internal corporate and retail sales force and independent sales representatives. As the industry evolves mechanisms for efficiently and securely charging customers directly for software over the Internet, the Company expects that it may be able to supplement traditional forms of distribution with distribution of the Company's software directly over the Internet medium.

     North America and international net revenues for the Company's three month and six month periods ending June 30, 1997 and 1996, were as follows:


                           Three Months Ended June 30,                        Six Months Ended June 30,
                            1997                1996                         1997                  1996
                         $         %      $          %                  $          %         $           %

North America        $1,902,380    46.0   $ 421,125  100.0           $3,774,545   47.0     $867,049     100.0
International         2,241,931    54.0           0    0.0            4,320,018   53.0            0       0.0
                     ----------   -----   ---------  -----           ----------  -----     --------     -----
Total net revenues   $4,144,311   100.0   $ 421,125  100.0           $8,094,563  100.0     $867,049     100.0

     The Company believes that end users are continuing to migrate from the Windows 3.1 to the Windows 95 platform and potentially may migrate to Internet computing. The Company expects increased competition, including price competition, in the Windows 3.1, Windows 95 and Windows NT markets in the future. Several of the Company's competitors have introduced suites of products which include products that directly compete with the Company's products. The Company believes that these offerings of product suites adversely affect net revenues and will continue to adversely affect sales of the Company's products in the future as the individual products within the suites continue to gain increased levels of inter-operability and functionality. The Company currently does not offer a suite of general purpose office products; however, the Company currently offers two suites of products, Serif Publishing Power Suite and Harvard Presenters Pack, as well as products that complement competitive suite products. The Company believes that in order to increase its net revenues, it must continue to develop and introduce new technologies and products internally, obtain additional technologies and products through strategic alliances and acquisitions and introduce new marketing strategies. Any inability or delay in executing these strategies, difficulties encountered in introducing new products or marketing programs, or failures of the Company's current and future products to compete successfully with products offered by other vendors, could adversely affect the Company's net revenues and profitability. The Company's continued growth is expected to require continued increases in the number of the Company's employees, expenditures for new product development, the acquisition of product rights, sales and marketing expenses, and general and administrative expenses.


Results of Operations

     Three Month Period Ended June 30, 1997 Compared to the Three Month Period Ended June 30, 1996

     Net Sales. Net sales increased approximately 884% from $421,125 in the three month period ended June 30, 1996 to $4,144,311 in the three month period ended June 30, 1997 as a result of the inclusion of sales from Serif and SPC in the 1997 three month period. There were no Serif or SPC results included in the 1996 period. The Company provided for returns in the three month period ended June 30, 1997 at approximately 12% of gross sales versus approximately 22% in the three month period ended June 30, 1996 due to a substantial shift in product sales from primarily retail sales to more direct channels, which historically have exhibited fewer returns than the retail sales channels.

     Cost of Goods Sold. Cost of goods sold increased approximately 634% from $112,767 in the three month period ended June 30, 1996 to $827,603 in the three month period ended June 30, 1997, as a result of higher sales volume. As a percentage of net sales, cost of goods sold decreased from approximately 27% of net sales in the three month period ended June 30, 1996 to approximately 20% of net sales in the three month period ended June 30, 1997, primarily as a result of increased sales volumes providing lower per unit production costs. Cost of goods sold consists primarily of product costs, freight charges, royalties and inventory allowances for damaged and obsolete products. Product costs consist of the costs to purchase the underlying materials and print both boxes and manuals, media costs (CD-ROM's and other media) and assembly.

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

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased by approximately 216% from $1,127,391 in the three month period ended June 30, 1996 to $3,565,436 in the three month period ended June 30, 1997. Substantially all expenses have increased from the 1996 period due to the inclusion of costs associated with the operations of Serif and SPC which were acquired subsequent to June 30, 1996. Total selling expenses (not including salaries) increased approximately 1,418% from $149,973 in the three month period ended June 30, 1996 to $2,276,700 in the three month period ended June 30, 1997, primarily as a result of an increase in direct mail advertising associated with the Company's telemarketing operations and the roll-out costs associated with the release of the Company's ActiveOffice and ActivePresenter products. SG&A expenses in the three month period ended June 30, 1996 included $637,980 relating to the release of 217,000 shares of common stock from escrow to two management stockholders. No similar expense was incurred in the 1997 three month period.

     The Company establishes several of its marketing expenditure levels based on expected net revenues. If orders and shipments do not occur when expected, expenditure levels could be disproportionately high compared to recognized revenues for the reported period and the Company's operating results could be adversely affected. The Company periodically reviews and adjusts its variable expenditure levels based on actual sales volumes. In the future, the Company's net revenues and operating results could be adversely affected by these and other factors, such as delays in new product introductions, the mix of product sales or distribution channels and customer choices regarding operating systems.

     Amortization of Acquired Software and Goodwill and Depreciation. In the three month period ended June 30, 1997, the Company recorded $784,053 in amortization of acquired software and goodwill associated with its acquisitions of Serif and SPC, which was not included in the three month period ended June 30, 1996. Depreciation increased to $38,565 in the three month period ended June 30, 1997 from $7,180 for the three month period ended June 30, 1996 due to the
increased level of  fixed  assets   resulting   primarily  from  the  Company's
acquisitions of Serif and SPC.

     Product Development. Product development expenses increased approximately 149% from $357,288 in the three month period ended June 30, 1996 to $890,526 in the three month period ended June 30, 1997 principally as a result of an increase in product development costs associated with producing new products and the inclusion of the product development costs associated with the Serif and SPC subsidiaries which were not included in the 1996 period. As a percentage of net sales, the Company's product development costs were approximately 21% in the three month period ended June 30, 1997 versus 85% in the three month period ended June 30, 1996. The 1996 period included approximately $243,750 for the acquisition of partially developed software. The Company expects that development expenses will increase in dollar amount in the future as the Company expands its development activities, although the Company's long-term goal is to continue to reduce product development costs as a percentage of sales. All product development costs have been expensed in the period incurred.

     Other Income. Other income decreased from $22,828 in the three month period ended June 30, 1996 to $18,633 in the three month period ended June 30, 1997 primarily as a result of lower average cash balances during the 1997 period.

     Six Month Period Ended June 30, 1997 Compared to the Six Month Period Ended June 30, 1996

     Net Sales. Net sales increased approximately 834% from $867,049 in the six month period ended June 30, 1996 to $8,094,563 in the six month period ended June 30, 1997 as a result of the inclusion of sales from Serif and SPC in the 1997 period. There were no Serif or SPC results included in the 1996 period. The Company provided in the six month period ended June 30, 1997 for returns at approximately 15% of gross sales versus approximately 21% in the six month period ended June 30, 1996, due to a substantial shift in product sales from primarily retail sales to more direct channels, which historically have exhibited fewer returns than the retail sales channels.

     Cost of Goods Sold. Cost of goods sold increased from $342,169 for the six month period ended June 30, 1996 to $1,779,369 in the six month period ended June 30, 1997, or approximately 420%, as a result of increased sales volume. As a percentage of net sales, cost of goods sold decreased from approximately 39% in the six month period ended June 30, 1996 to 22% in the six month period ended June 30, 1997, primarily as a result of higher sales volume providing lower per unit production costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $6,098,069 or approximately 374% from $1,629,947 in the six month period ended June 30, 1996 to $7,728,016 in the six month period ended June 30, 1997. Substantially all expenses have increased from the 1996 period due to the inclusion of costs associated with the operations of Serif and SPC which were acquired subsequent to June 30, 1996. General and administrative expenses increased approximately 879% from $320,442 in the six month period ended June 30, 1996 to $3,136,230 in the six month period ended June 30, 1997. Total selling expenses (not including salaries) increased approximately 1,041% from $316,443 in the six month period ended June 30, 1996 to $3,611,345 in the six month period ended June 30, 1997, primarily as a result of an increase in direct mail advertising associated with the Company's telemarketing operations and the roll-out costs associated with the release of the Company's ActiveOffice and ActivePresenter products. SG&A expenses in the six month period ended June 30, 1996 included $637,980 relating to the release of 217,000 shares of common stock from escrow to two management stockholders. No similar expense was incurred in the 1997 six month period.

     Amortization of Acquired Software and Goodwill and Depreciation. In the six month period ended June 30, 1997, the Company recorded approximately $1,568,106 in amortization of acquired software and goodwill associated with its acquisitions of Serif and SPC, which were acquired subsequent to June 30, 1996. Depreciation increased to $121,431 in the six month period ended June 30, 1997 from $14,534 in the six month period ended June 30, 1996 due to the increase in fixed assets resulting primarily from the Company's acquisition of Serif and SPC.

     Product Development. Product development expenses increased approximately 275% from $439,566 in the six month period ended June 30, 1996 to $1,646,738 in the six month period ended June 30, 1997 principally as a result of the costs associated with the development of new Serif and SPC products, which were acquired subsequent to June 30, 1996. In the 1996 period, the Company expensed $243,750 relating to the acquisition of partially developed software. As a percentage of net sales, the Company's product development costs decreased to approximately 20% in the six month period ended June 30, 1997 versus 51% in the six month period ended June 30, 1996 due to higher net sales volume which more than offset the inclusion of expenses relating to Serif and SPC development projects in the 1997 period. The Company expects that development expenses will increase in dollar amount in the future as the Company expands its development activities, although the Company's long-term goal is to continue to reduce product development costs as a percentage of sales. All development costs have been expensed in the period incurred.

     Other Income. Other income increased approximately 104% from $52,977 in the six month period ended June 30, 1996 to $108,257 in the six month period ended June 30, 1997, primarily as a result of higher average cash balances.

Liquidity and Capital Resources

     During the six month period ended June 30, 1997, the Company's cash and cash equivalents and short-term investments decreased by $6,851,838 from $11,161,634 at December 31, 1996 to $4,309,796 at June 30, 1997, primarily as a result of using $6,239,217 in operations, $1,805,273 to pay certain debt and $457,348 to purchase property and equipment, which more than offset cash generated by investment activities. Although the Company had a working capital deficit of $2,039,060 at June 30, 1997, the Company believes that its existing cash and cash equivalents and cash generated from operations, if any, should be sufficient to meet its currently anticipated liquidity and capital expenditure requirements for at least the next twelve months. There can be no assurance, however, that the Company will be successful in attaining its sales goals, nor that attaining such goals will have the desired effect on the Company's cash resources. In the event that the Company does not attain its revenue and cash collection goals or if the Company's cash resources are otherwise not sufficient, the Company has developed alternatives which, if implemented, would be expected to sufficiently reduce expenses to meet currently anticipated liquidity and capital expenduture requirements for at least the next twelve months. In addition, the Company may seek additional sources of financing. The Company has a letter of credit facility of $300,000 relating to certain lease obligations; however, there can be no assurances that the Company will be able to obtain additional financing, if at all, or that such financing will be on terms acceptable to the Company. The Company is pursuing a possible offering of its equity or debt securities; however, there can be no assurance that the Company will be successful in completing such an offering.

     The Company's operating activities for the first six months of 1997 used cash of $6,239,217, primarily as a result of reducing accrued liabilities by $3,241,531, reducing trade accounts payable by $620,562 and increasing accounts receivable by $675,377. The Company generated cash of $4,383,198 from its investment activities, resulting primarily from the sale of certain short term investments, which more than offset the use of $457,348 of cash to purchase property and equipment. The Company intends to continue to utilize its resources in 1997 for marketing and advertising, to finance the higher level of inventory and accounts receivable associated with its anticipated increase in sales, for capital expenditures, for internal and external software development, as well as in connection with possible future acquisitions. However, the Company's cash requirements may change depending upon numerous factors, including, without limitation, the need to finance the licensing or acquisition of third party software as well as increased inventory and accounts receivable arising from the sale and shipment of new products.

     In the six month period ended June 30, 1997, approximately 54% of the Company's total sales were generated outside the U.S. The Company expects this pattern to continue as it continues to expand its foreign sales operations. The Company's exposure to foreign currency exchange gains and losses is partially mitigated as the Company incurs operating expenses in the principal foreign currency in which it invoices its foreign customers. As of June 30, 1997 the company had no foreign exchange contracts outstanding. The Company's foreign exchange gains and losses may be expected to fluctuate from period to period depending upon the movement in exchange rates.

     In June 1994, SPC sold its Superbase product line to Computer Concepts Corporation ("CCC") (NASDAQ: CCEE) for shares of CCC's restricted common stock. As of June 30, 1997, SPC owned 736,148 shares of common stock of CCC which it has or expects to sell during the remainder of 1997, or as soon thereafter as practicable. CCC has informed SPC that CCC believes that approximately 427,148 of these shares were issued in error by CCC in excess of agreed terms. SPC and CCC have not as yet resolved this dispute; however, the Company believes that any such resolution would not have a material adverse effect on its financial condition. As of August 7, 1997 the closing price of the CCC common stock on The NASDAQ SmallCap Market was $.50 per share.

Seasonality

     The computer software market is characterized by significant seasonal swings in demand, which typically peak in the fourth quarter of each calendar year. This seasonal pattern is due primarily to the increased demand for software during the year-end holiday buying season. In addition, the typical European summer holiday schedule negatively affects the third quarter of each calendar year on sales generated for the European markets. The Company expects its net sales and operating results to continue to reflect this seasonality. The Company's revenues may also experience substantial variations as a result of a number of factors, such as consumer and business preferences and introduction of competing titles by competitors, as well as limited time promotional offers. There can be no assurance that the Company will achieve consistent growth or profitability on a quarterly or annual basis.

Inflation

     The Company believes that inflation has generally not had a material impact on its operations.

                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

     Reference is hereby made to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, Item 3 thereof (page 14), filed April 15, 1997 (Commission File No.: 1-14076), and to the references therein, for a discussion of all material pending legal proceedings to which the Company or any of its subsidiaries are parties.

     On July 22, 1997, the Santa Clara Superior Court dismissed three of the four causes of action alleged by Pyramid Data, Inc. ("Pyramid") in Pyramid's action against the Company's Software Publishing Corporation ("SPC") subsidiary. SPC believes that the remaining cause of action is also without merit and intends to continue to vigorously defend against Pyramid's allegations and to prosecute its cross complaint for indemnification against Pyramid.


Item 2.   Changes in Securities.

     None.


Item 3.   Defaults Upon Senior Securities.

     None.


Item 4.   Submission of Matters to a Vote of Security Holders.

     On June 16, 1997, the Annual Meeting of Stockholders of the Company was held, at which the following matters were voted upon and adopted by the votes indicated:

     1. Three directors were elected to Class I of the Board of Directors to serve until the Annual Meeting of Stockholders in 2000, in addition to the other six directors whose term of office continued after the Meeting. The names of the newly elected directors and votes cast in favor of their election and shares withheld are as follows:

          Nominee                    Votes For   Votes Withheld
          Barry A. Cinnamon          6,687,719       288,903
          Neil R. Austrian, Jr.      6,692,663       283,959
          Marc E. Jaffe              6,692,663       283,959

     2. Amendment of the Company's Certificate of Incorporation to change the Company's name to "Software Publishing Corporation Holdings, Inc." The votes cast in favor of the proposal, against the proposal, those votes which abstained and broker non-votes were as follows:

          Votes For   Votes Against  Votes Abstaining/Withheld  Broker Non-Votes
          6,921,747       31,146             23,729                  -0-

     3. Amendment of the Company's 1994 Long Term Incentive Plan to increase the number of shares available for award thereunder from 3,000,000 to

          4,000,000 and to expand the class of eligible participants. The votes cast in favor of the proposal, against the proposal, those votes which abstained and broker non-votes were as follows:

          Votes For   Votes Against  Votes Abstaining/Withheld  Broker Non-Votes
          3,261,832      874,793             48,748                2,791,249

     4. Adoption of the Company's 1997 Employee Stock Purchase Plan. The votes cast in favor of the proposal, against the proposal, those votes which abstained and broker non-votes were as follows:

          Votes For   Votes Against  Votes Abstaining/Withheld  Broker Non-Votes
          3,775,318      420,120            43,820                2,737,371


Item 5.   Other Information.

     Pursuant to a Settlement and General Release Agreement, dated as of July 25, 1997 (the "Fraisl Settlement Agreement"), among Daniel J. Fraisl ("Fraisl"), the Company and Software Publishing Corporation, a wholly-owned subsidiary of the Company ("SPC"), Fraisl resigned as an officer and employee of the Company and SPC and, in connection therewith, received a lump sum payment of $85,000, payment with respect to accrued vacation time and the Company's agreement to make all payments in respect of health insurance for Fraisl's benefit for a six month period. The Company also agreed that all stock options previously granted to Fraisl would remain exercisable through January 24, 1998, to the extent exercisable on July 25, 1997. On July 25, 1997, Fraisl held options to purchase an aggregate 288,220 shares of the common stock, par value $.001 per share (the "Common Stock"), of the Company, of which 107,220 shares of Common Stock were then exercisable, all at the exercise price of $4.663 per share. In addition, pursuant to a Consulting Agreement, dated as of July 25, 1997 (the "Fraisl Consulting Agreement"), between SPC and Fraisl, SPC retained Fraisl for a two year period to provide certain consulting services relating to the Company's Intelligent Formatting technology.


Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

     Set forth below are all exhibits to this Quarterly Report on Form 10-QSB.

Exhibit
Number         Description
  3.1          Composite of Certificate of Incorporation of the Company,
               as amended to date.
10.46          Company 1994 Long Term Incentive Plan, as amended.
10.47          Company 1997 Employee Stock Purchase Plan, as amended.
10.48          Settlement and General Release Agreement, dated as of July 25,
               1997, among Daniel J. Fraisl, the Company and Software Publishing
               Corporation .
10.49          Consulting Agreement, dated as of July 25, 1997, between the
               Company and Daniel J. Fraisl.
27             Financial Data Schedule.

     (b)  Reports on Form 8-K.

     The Company did not file any Current Reports on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        SOFTWARE PUBLISHING CORPORATION
                                                  HOLDINGS, INC.


Dated:    August 18, 1997               By:  /s/ Barry A. Cinnamon
                                             Barry A. Cinnamon
                                             Chairman of the Board, President
                                             and Chief Executive Officer
                                             (Principal Executive Officer)


Dated:    August 18, 1997               By:  /s/ Mark E. Leininger
                                             Mark E. Leininger
                                             Chief Operating Officer, Vice
                                             President - Finance, Treasurer,
                                             Chief Financial Officer
                                             (Principal Financial Officer)

                                  EXHIBIT INDEX

  3.1 Composite of Certificate of Incorporation of the Company, as amended to date.
10.46     Company 1994 Long Term Incentive Plan, as amended.
10.47     Company 1997 Employee Stock Purchase Plan, as amended.
10.48 Settlement and General Release Agreement, dated as of July 25, 1997, among Daniel J. Fraisl, the
          Company and Software Publishing Corporation.
10.49 Consulting Agreement, dated as of July 25, 1997, between the Company and Daniel J. Fraisl.
27        Financial Data Schedule.