Form 10QSB
period 1997-09-30
SOFTWARE PUBLISHING CORP HOLDINGS INC
filed 1997-11-14
CIK 926331

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1997

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,011,400 shares of Common Stock, as of November 13, 1997.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                          PART I. FINANCIAL INFORMATION



Item                                                                     Page

Item 1.   Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets as of September
   30, 1997 and December 31, 1996. . . . . . . . . . . . . . . . . . . .   3
Condensed Consolidated Statements of Operations for the
   Three and Nine Months Ended September 30, 1997 and 1996 . . . . . . .   4
Condensed Consolidated Statements of Cash Flows for the
   Nine Months Ended September 30, 1997 and 1996 . . . . . . . . . . . .   5
Notes to Condensed Financial Statements. . . . . . . . . . . . . . . . .   6


Item 2.   Management's Discussion and Analysis or Plan of Operation. . .   8

                 SOFTWARE PUBLISHING CORPORATION HOLDINGS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                          September 30,              December 31,
                                                               1997                      1996
                                                           (Unaudited)                  (Note)

                              ASSETS
Current assets:
 Cash and cash equivalents . . . . . . . . . . .            $1,186,648                $ 4,833,454
 Restricted cash . . . . . . . . . . . . . . . .                    --                  1,650,000
 Short-term investments. . . . . . . . . . . . .             1,302,760                  6,328,180
 Accounts receivable, net. . . . . . . . . . . .             2,060,582                  1,991,790
 Inventories (Note 4). . . . . . . . . . . . . .               588,748                    713,586
 Other current assets. . . . . . . . . . . . . .               308,355                    235,849
                                                            ----------                -----------
      Total current assets . . . . . . . . . . .             5,447,093                 15,752,859

Property and equipment, net. . . . . . . . . . .               703,656                    450,867
Acquired software, net . . . . . . . . . . . . .             5,022,333                  6,787,614
Goodwill and other assets, net . . . . . . . . .             3,746,934                  4,262,033
                                                            ----------                -----------
                                                            14,920,016                $27,253,373
                                                            ----------                -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable. . . . . . . . . . . . . . . .            $2,402,080                $ 3,509,060
 Accrued liabilities . . . . . . . . . . . . . .             7,038,035                 10,186,059
 Notes payable . . . . . . . . . . . . . . . . .               139,346                  1,882,548
                                                            ----------                -----------
   Total current liabilities . . . . . . . . . .             9,579,461                 15,577,667

Long-term debt . . . . . . . . . . . . . . . . .               104,238                         --
                                                            ----------                -----------
   Total liabilities . . . . . . . . . . . . . .             9,683,699                 15,577,667

Stockholders' equity:
Serial Preferred Stock, authorized 1,939,480 shares:
 none issued and outstanding. . . . . . . . . . .                   --                        --
Class B Voting Preferred Stock, authorized 60,520 shares:
 issued and outstanding 60,520 shares. . . . . .                    61                        61
Common stock, par value $.001 per share, authorized
 30,000,000 shares; issued and outstanding 8,050,424
 shares in 1997 and 7,860,243 shares in 1996 . .                 8,050                     7,860
Additional paid-in capital . . . . . . . . . . .            42,843,535                 41,731,437
Accumulated deficit. . . . . . . . . . . . . . .           (37,615,329)               (30,063,652)
                                                            ----------                -----------
   Total stockholders' equity. . . . . . . . . .             5,236,317                 11,675,706
                                                            ----------                -----------
   Total liabilities and stockholders' equity. .           $14,920,016                $27,253,373
                                                            ----------                -----------

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

                 SOFTWARE PUBLISHING CORPORATION HOLDINGS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Three Months Ended                Nine Months Ended
                                                  September 30,                   September 30,
                                               1997          1996               1997           1996

Net sales. . . . . . . . . . . . .         $ 4,032,609   $ 1,687,889        $ 12,127,172   $ 2,554,937
Cost of goods sold . . . . . . . .             951,371       387,344           2,730,740       729,513
                                            -----------   -----------        ------------   -----------
Gross profit . . . . . . . . . . .           3,081,238     1,300,545           9,396,432     1,825,424

Selling, general and administrative
 expenses                                    4,375,128     3,905,919          12,103,144     5,546,835
Amortization of acquired software and
 goodwill and depreciation . . . .             847,847        62,461           2,537,384        76,996
Product development. . . . . . . .             794,071       158,172           2,440,809       597,738
In process research and development                 --     3,886,000                  --     3,886,000
Other (income) expense - net . . .             (24,971)      (82,685)           (133,228)     (135,663)
                                            -----------   -----------        ------------   -----------
Net loss . . . . . . . . . . . . .         $(2,910,837)  $(6,629,322)       $ (7,551,677)  $(8,146,482)
                                            -----------   -----------        ------------   -----------

Net loss per share . . . . . . . .         $      (.36)  $     (1.80)       $       (.94)  $     (2.44)
                                            -----------   -----------        ------------   -----------

Weighted average number of common
 shares outstanding. . . . . . . .           8,050,424     3,680,435           8,011,628     3,331,920



                  See notes to condensed financial statements.

                 SOFTWARE PUBLISHING CORPORATION HOLDINGS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    For the Nine Months Ended September 30,
                                                            1997                1996


Operating activities
Cash (used in) from operations . . . . . . . . .      $(8,240,053)           $(1,038,470)

Investment activities
Purchase of property and equipment . . . . . . .         (581,139)               (28,602)
Proceeds from sale of short term investments . .        5,025,420                     --
Loans/note receivable. . . . . . . . . . . . . .          200,000               (200,000)
Cash used for business acquisition . . . . . . .               --               (390,906)
                                                      ------------           -------------
                                                        4,644,281               (619,508)

Financing activities
Proceeds from sale of common stock . . . . . . .               --                464,907
Proceeds from issuance of notes payable. . . . .          104,239                     --
Deferred costs . . . . . . . . . . . . . . . . .               --               (185,685)
Repayment of notes . . . . . . . . . . . . . . .       (1,805,273)              (559,000)
                                                      ------------           -------------
                                                       (1,701,034)              (279,778)

Net (decrease) in cash . . . . . . . . . . . . .       (5,296,806)            (1,937,756)
Cash at beginning of period. . . . . . . . . . .        6,483,454              2,928,272
                                                      ------------           -------------
Cash at end of period. . . . . . . . . . . . . .      $ 1,186,648            $   990,516
                                                      ------------           -------------

                  See notes to condensed financial statements.

                 SOFTWARE PUBLISHING CORPORATION HOLDINGS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation.

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. Certain prior year information has been reclassified to conform to the current year's presentation.

2.   Accounting Principles.

     Evaluation of Long-Lived Assets

     The Company assesses long-lived assets for impairment as prescribed by FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Under those rules, goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. The Company's evaluation at September 30, 1997 has been based on projected operating results of the businesses giving rise to the goodwill. Management believes that these projections are reasonable; however, actual future operating results may differ.

3.   Loss Per Share.

     Net loss per share is computed based upon the weighted average number of shares of common stock outstanding during the periods presented.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted for the Company's fiscal year ending December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact of Statement No. 128 is not expected to be material for any previously reported period.

4.   Inventories.

     Inventories consist of the following:

                               September 30, 1997    December 31, 1996
          Raw materials         $    88,239            $   31,570
          Finished goods            500,509               682,016
                                -----------            ----------
          Total                 $   588,748            $  713,586
                                -----------            ----------

5.   Stockholders' Equity.

     During the first nine months of 1997 the Company issued (a) 71,428 shares of the common stock, par value $.001 per share (the "Common Stock"), of the Company to M.S. Farrell & Co., Inc. ("MSF") and a designee thereof in connection with the Company's exercise of its right to terminate its exclusive investment banking and other obligations to MSF and (b) an aggregate of 118,747 shares of Common Stock to investment bankers, consultants and other individuals and upon the exercise of certain outstanding stock options granted under the Company's 1994 Long-Term Incentive Plan.

     Subsequent to September 30, 1997, the Company consummated the sale of an aggregate 961,000 shares of Common Stock to five accredited investors for aggregate gross proceeds of $1,021,543 and estimated net proceeds of $960,466 in private transactions exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 of Regulation D promulgated thereunder. In connection with such sale, the Company paid $51,277 and issued a five year option to purchase 96,100 shares of Common Stock, at an exercise price of $1.2756 per share, to a financial consultant.

6.   Business Combinations.

     On July 31, 1996, the Company acquired all of the outstanding common stock of Serif Inc. and all of the outstanding preference and ordinary shares of Serif (Europe) Limited (collectively, "Serif"). The aggregate purchase price was approximately $4,200,000 and was principally financed through the issuance of 1,000,000 shares of Common Stock. The acquisition has been accounted for as a purchase and the results of operations of Serif are included in the Company's consolidated financial statements beginning August 1, 1996.

     On December 27, 1996, the Company acquired all of the outstanding common stock of Software Publishing Corporation ("SPC"). The aggregate purchase price, including all direct costs, was approximately $30,000,000 and was principally financed through the issuance of 3,376,162 shares of Common Stock.

7.   Subsequent Events.

     See Note 5 above.

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

General

     The Company is an international developer, publisher and supplier of proprietary computer software applications and companion utilities programs, primarily targeted towards the corporate and small office/home office ("SOHO") markets. The Company's products are designed to improve the graphical appeal and overall effectiveness of documents produced by desktop publishing, presentation graphics, web page, e-mail, word processing and similar applications, as well as to produce documents through the Company's easy-to-use desktop publishing and presentation graphics applications. The Company's product lines include several products based upon its patent-pending Intelligent Formatting technology, such as ActiveMail, MailPlus, ActiveOffice, ActivePresenter, ActivePresenter Plus, ASAP WordPower, ASAP WebShow and ASAP; as well as its traditional products, such as Serif PagePlus, Serif DrawPlus, Harvard Graphics, Harvard ChartXL, Learn to Do Windows 95 with John C. Dvorak, and a line of interactive multimedia products based on Entrepreneur Magazine publications. In January 1997, the Company introduced ActiveOffice, which is a companion product to Microsoft Office that is designed to give users of Microsoft Word, Excel, PowerPoint and Exchange Mail, a quick and easy way to convert plain text and numbers into visual graphics. In June 1997, the Company introduced ActivePresenter, an Internet and World Wide Web presentation and publishing program, which publishes both its own or Microsoft Power Point presentations for either real time or on demand presentations. In September 1997, the Company released its latest PagePlus edition/upgrade, PagePlus 5.0. In October 1997, the Company announced the release of its ActiveMail and MailPlus products, which enable e-mail users to produce electronic messages utilizing a rich graphical presentation rather than ordinary text. The Company also continues to offer word processing and other business productivity software products, but has de-emphasized its word processing and other non-visual communications business productivity and interactive multimedia products. The Company currently derives substantially all of its net sales from products sold directly to end-users by its direct mail and telemarketing centers, and to retailers, distributors and corporate purchasers by its internal corporate and retail sales force and independent sales representatives. As the industry evolves mechanisms for efficiently and securely charging customers directly for software over the Internet, the Company expects that it may be able to supplement traditional forms of distribution with distribution of the Company's software directly over the Internet medium.

     North America and international net revenues for the Company's three month and nine month periods ending September 30, 1997 and 1996, were as follows:


                        Three Months Ended September 30,              Nine Months Ended September 30,
                          1997                1996                      1997               1996
                    $            %       $           %              $            %       $           %

North America       $3,160,929   79      $  821,839  49             $ 6,935,474  57      $1,678,887  66
International          871,680   21         866,050  51               5,191,698  43         866,050  34
                    ----------   ---     ----------  ---            -----------  ---     ----------  ---
Total net revenues  $4,032,609   100     $1,687,889  100            $12,127,172  100     $2,554,937  100

     The Company believes that end users are continuing to migrate from the Windows 3.1 to the Windows 95 platform and potentially may migrate to Internet computing. The Company expects increased competition, including price competition, in the Windows 3.1, Windows 95 and Windows NT markets in the future. Several of the Company's competitors have introduced suites of products which include products that directly compete with the Company's products. The Company believes that these offerings of product suites adversely affect net revenues and will continue to adversely affect sales of the Company's products in the future as the individual products within the suites continue to gain increased levels of inter-operability and functionality. The Company currently does not offer a suite of general purpose office products; however, the Company currently offers three suites of products, ActivePresenter Plus, Serif Publishing Power Suite and Harvard Presenters Pack, as well as products that complement competitive suite products. The Company believes that in order to increase its net revenues, it must continue to develop and introduce new technologies and products through strategic alliances, acquisitions and/or internal development. Any inability or delay in executing these strategies, difficulties encountered in introducing new products or marketing programs, or failures of the Company's current and future products to compete successfully with products offered by other vendors, could adversely affect the Company's net revenues and profitability. The Company's growth is expected to require continued increases in the number of the Company's employees, expenditures for new product development, the acquisition of product rights, sales and marketing expenses, and general and administrative expenses.


Results of Operations

Three Month Period Ended September 30, 1997 Compared to the Three Month Period Ended September 30, 1996

     Net Sales. Net sales increased approximately 139% from $1,687,889 in the three month period ended September 30, 1996 to $4,032,609 in the three month period ended September 30, 1997 as a result of the inclusion of sales from Serif and SPC in the 1997 three month period. The 1996 period included two months of sales from Serif. There were no SPC results included in the 1996 period. The Company provided in the three month period ended September 30, 1997 for returns at approximately 11% of gross sales versus approximately 13% in the three month period ended September 30, 1996 due to a shift from primarily retail sales to more direct channels, which have historically exhibited fewer returns than the retail sales channels.

     Cost of Goods Sold. Cost of goods sold increased approximately 146% from $387,344 in the three month period ended September 30, 1996 to $951,371 in the three month period ended September 30, 1997, as a result of higher sales volume. As a percentage of net sales, cost of goods sold increased from approximately 23% of net sales in the three month period ended September 30, 1996 to approximately 24% of net sales in the three month period ended September 30, 1997 as a result of slightly higher unit costs and changes to the Company's product mix. Cost of goods sold consists primarily of product costs, royalties and inventory allowances for damaged and obsolete products. Product costs consist of the costs to purchase the underlying materials and print both boxes and manuals, media costs (CD-ROMs and other media) and assembly.

     The Company's gross margins and operating income may be affected in particular periods by the timing of product introductions, promotional pricing and rebate offers, as well as by return privileges and marketing promotions in connection with new product introductions and upgrades. These promotions may have a negative influence on average selling prices and gross margins. Gross margins have also been, and may continue to be, adversely affected by competitive pricing strategies in the industry as a whole, including upgrade pricing, the OEM business and alternative licensing arrangements.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $469,209 or approximately 12% from $3,905,919 in the three month period ended September 30, 1996 to $4,375,128 in the three month period September 30, 1997. Substantially all expenses have increased from the 1996 period due to the inclusion of costs associated with the operations of Serif and SPC. The 1996 period includes only two months of operations of Serif, which was acquired as of July 31, 1996, and no SPC results. Total selling expenses excluding salaries increased approximately 221% from $670,994 in the three month period ended September 30, 1996 to $2,155,104 in the three month period ended September 30, 1997, primarily as a result of an increase in direct mail advertising and other costs associated with the Company's Serif and SPC products and operations.

     The Company establishes several of its marketing expenditure levels based on expected net revenues. If orders and shipments do not occur when expected, expenditure levels could be disproportionately high compared to recognized revenues for the reported period and the Company's operating results could be adversely affected. The Company periodically reviews and adjusts its variable expenditure levels based on actual sales volumes. In the future, the Company's net revenues and operating results could be adversely affected by these and other factors, such as delays in new product introductions and the mix of product sales or distribution channels.

     Amortization of Acquired Software and Goodwill and Depreciation. In the three month period ended September 30, 1997, the Company recorded $784,053 in amortization of acquired software and goodwill associated with its acquisitions of Serif and SPC, which was not included in the three month period ended
September 30, 1997, as compared to $47,451 in the three-month period ended September 30, 1996, which related to the Serif acquisition. Depreciation and amortization increased to $63,794 in the three month period ended September 30, 1997 from $15,010 for the three month period ended September 30, 1996 due to the increased level of fixed assets resulting primarily from the Company's acquisitions of Serif and SPC.

     In-Process Research and Development. The Company expensed $3,886,000 of in-process research and development costs associated with the acquisition of the Serif companies in the three month period ended September 30, 1996. There was no such expense in the 1997 period.

     Product Development. Product development expenses increased approximately 402% from $158,172 in the three month period ended September 30, 1996 to $794,071 in the three month period ended September 30, 1997 principally as a result of an increase in product development costs associated with producing new products and the inclusion of the product development costs associated with the Serif and SPC subsidiaries. Two months of Serif product development costs were included in the 1996 period and no SPC product development costs were included in the 1996 period. As a percentage of net sales, the Company's product development costs were approximately 20% in the three month period ended
September 30, 1997 versus approximately 9% in the three month period ended September 30, 1996. The increase is due primarily to the longer development cycle of products being produced by the Company's Serif and SPC subsidiaries, as compared to the relatively short development cycle for products which were produced prior to the acquisitions of Serif and SPC. The Company believes that development expenses will increase in dollar amount in the future as the Company expands its development activities, although the Company's long-term goal is to reduce product development costs as a percentage of sales. All development costs have been expensed in the period incurred.

     Other Income. Other income decreased from a net of $82,685 in the three month period ended September 30, 1996 to income of $24,971 in the three month period ended September 30, 1996 primarily as a result of lower cash balances.

Nine Month Period Ended September 30, 1997 Compared to the Nine Month Period Ended September 30, 1996

     Net Sales. Net sales increased approximately 375% from $2,554,937 in the nine month period ended September 30, 1996 to $12,127,172 in the nine month period ended September 30, 1997 largely as a result of inclusion of the sales from the Company's Serif and SPC subsidiaries. The 1996 Period includes two months of sales from Serif and no SPC sales. The Company provided in the nine month period ended September 30, 1997 for returns at approximately 14% of gross sales versus approximately 16% in the nine month period ended September 30, 1996 due to a shift from primarily retail sales to more direct channels, which have historically exhibited fewer returns than the retail sales channels.

     Cost of Goods Sold. Cost of goods sold increased approximately 274% or $2,001,227 from $729,513 in the nine month period ended September 30, 1996 to $2,730,740 in the nine month period ended September 30, 1997, largely due to increased sales volumes. Cost of goods sold decreased as a percentage of net sales from approximately 29% in the nine month period ended September 30, 1996 to approximately 23% in the nine month period ended September 30, 1997, primarily as a result of increased sales revenue per unit produced, which more than offset slightly higher unit costs and the effect of changes to the Company's product mix.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $6,556,309 or approximately 118% from $5,546,835 in the nine month period ended September 30, 1996 to $12,103,144 in the nine month period ended September 30, 1997. Expenses in the nine month period ended September 30, 1996 include charges to compensation expense of $2,773,180 due to the release of an aggregate of 531,000 shares of common stock from escrow. No similar expense was incurred in the 1997 nine month period. In addition to the escrow release, the 1996 expenses include expenses for two months of operations of the Company's Serif subsidiaries and no expenses of SPC. Total selling expenses increased $4,779,011 or approximately 484% from $987,437 in nine month period ended September 30, 1996 to $5,766,449 in the nine month period ended September 30, 1997, primarily as a result of the Company's direct mail operations and increased advertising.

     Amortization of Acquired Software and Goodwill and Depreciation. In the nine month period ended September 30, 1997, the Company recorded $2,352,159 in amortization of acquired software and goodwill associated with its acquisitions of Serif and SPC, which was not included in the nine month period ended
September 30, 1996, as compared to $47,451 in the nine-month period ended September 30, 1997, which related to the Serif acquisition. Depreciation and amortization increased to $185,225 in the nine month period ended September 30, 1997 from $29,545 for the nine month period ended September 30, 1996 due to the increased level of fixed assets resulting primarily from the Company's acquisitions of Serif and SPC.

     In-Process Research and Development. In the nine month period ended September 30, 1996 the Company expensed $3,886,000 of in-process research and development costs associated with the acquisition of the Serif companies. There was no such expense in the 1997 period.

     Product Development. Product development expenses increased approximately 308% from $597,738 in the nine month period ended September 30, 1996 to $2,440,809 in the nine month period ended September 30, 1997 principally as a result of an increase in product development costs associated with producing new products and the inclusion of the product development costs associated with the Serif and SPC subsidiaries. Two months of Serif product development costs were included in the 1996 period and no SPC product development costs were included in the 1996 period. As a percentage of net sales, the Company's product development costs were approximately 21% in the nine month period ended
September 30, 1997 versus approximately 23% in the nine month period ended September 30, 1996. The Company believes that development expenses will increase in dollar amount in the future as the Company expands its development activities, although the Company's long-term goal is to continue to reduce product development costs as a percentage of sales. All development costs have been expensed in the period incurred.

     Other Income. In the nine month period ended September 30, 1997 the Company received other income of $133,228 versus other income of $135,663 in the nine month period ended September 30, 1996, primarily as a result of similar cash balances during the periods.

Liquidity and Capital Resources

     During the nine month period ended September 30, 1997, the Company's cash and cash equivalents and short-term investments decreased by $8,636,623 from $11,161,634 at December 31, 1996 to $2,525,011 at September 30, 1997, primarily as a result of using $8,240,053 in operations, $1,805,273 to pay certain debt and $581,139 to purchase property and equipment, which more than offset cash generated by investment activities. Although the Company had a working capital deficit of $4,132,368 at September 30, 1997, the Company believes that its existing cash and cash equivalents and cash generated from operations, if any, should be sufficient to meet its currently anticipated liquidity and capital expenditure requirements for at least the next several months. There can be no assurance, however, that the Company will be successful in attaining its sales goals, nor that attaining such goals will have the desired effect on the Company's cash resources.

     The Company has substantially implemented a cost reduction program relating to personnel and operating expenses which is expected to sufficiently reduce expenses to meet currently anticipated liquidity and capital expenditure requirements for at least the next several months. In addition, the Company has received approximately $1,021,543 of gross proceeds from the sales, on October 23, 1997, of an aggregate 961,000 shares of Common Stock in private transactions to five accredited investors. In addition, the Company may seek additional sources of financing. The Company has a letter of credit facility of $300,000 relating to certain lease obligations and a debt facility of approximately $104,238 received from its primary bank in the United Kingdom; however, there can be no assurances that the Company will be able to obtain additional financing, if at all, or that such financing will be on terms acceptable to the Company. The Company is pursuing a possible offering of its equity or debt securities; however, there can be no assurance that the Company will be successful in completing such an offering.

     The Company's operating activities for the first nine months of 1997 used cash of $8,240,053 primarily related to costs associated with development, sales and marketing the Company's products, an increase in accounts receivable and inventories associated with higher net revenues and a reduction of trade accounts payable and accrued expenses. The Company intends to continue to utilize its working capital in 1997 for product development, marketing and advertising, to finance the higher level of inventory and accounts receivable necessary to support an anticipated increase in sales, for capital expenditures, including the purchase of computer equipment, and for internal and external software development. However, the Company's cash requirements may change depending upon numerous factors, including, without limitation, the need to finance the licensing or acquisition of third party software as well as increased inventory and accounts receivable arising from the sale and shipment of new products.

     In the nine month period ended September 30, 1997, approximately 43% of the Company's total sales were generated outside the United States. The Company expects this pattern to continue as it continues to expand its foreign sales operations. The Company's exposure to foreign currency gains and losses is partially mitigated as the Company incurs operating expenses in the principal foreign currency in which it invoices foreign customers. As of September 30, 1997 the Company had no foreign exchange contracts outstanding. The Company's foreign exchange gains and losses may be expected to fluctuate from period to period depending upon the movement in exchange rates.

     In June 1994, SPC sold its Superbase product line to Computer concepts Corporation ("CCC") (NASDAQ: CCEE) for shares of CCC's restricted common stock. As of September 30, 1997, SPC owned 736,148 shares of common stock of CCC which has or expects to sell during the remainder of 1997, or as soon thereafter as practicable. CCC has informed SPC that CCC believes that approximately 427,148 of these shares were issued in error by CCC in excess of agreed terms. SPC and CCC have not as yet resolved this dispute; however, the Company believes that any such resolution would not have a material effect on its financial condition. As of October 31, 1997 the closing price of the CCC common stock on The NASDAQ SmallCap Market was $.6875 per share.

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

                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

     Reference is hereby made to Item 3 of the Company's Annual Report on Form 10-KSB, for the fiscal year ended December 31, 1996, filed April 15, 1997, and
Item 1 of Part II of the Company's Quarterly Report on Form 10-QSB, for the period ended June 30, 1997, filed August 19, 1997 (Commission File No.:
1-14076), and to the references therein, for a discussion of all material pending legal proceedings to which the Company or any of its subsidiaries are parties.


Item 2.   Changes in Securities and Use of Proceeds.

     On October 23, 1997, the Company consummated the sale of an aggregate 961,000 shares of Common Stock to five accredited investors for aggregate gross proceeds of $1,021,543 and estimated net proceeds of $960,466 in private transactions exempt from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. In connection with such sale, the Company paid $51,277 and issued a five year option to purchase 96,100 shares of Common Stock, at an exercise price of $1.2756 per share, to a financial consultant.

     All net proceeds received by the Company in connection with its initial public offering, which commenced and the registration statement (Registration No. 33-97184) for which was declared effective on December 6, 1995, have been utilized in full.


Item 3.   Defaults Upon Senior Securities.

     None.


Item 4.   Submission of Matters to a Vote of Security Holders.

     None.


Item 5.   Other Information.

     On August 29,1997, the Board of Directors of the Company approved a repricing program with respect to the outstanding options to purchase shares of Common Stock held by the then current officers, directors and employees of the Company. Pursuant to this program, each officer, director and employee of the Company, as of such date, may elect to have the exercise price of any options granted to such person reduced to $1.25 per share, the per share closing market price of the Common Stock on August 29, 1997, upon surrender of the 25% of the options issued pursuant to any particular grant which vest at the latest time.

     Pursuant to a Settlement and General Release Agreement, dated as of September 26, 1997 (the "Szczepaniak Settlement Agreement"), among Joseph V. Szczepaniak ("Szczepaniak"), the Company and SPC, Szczepaniak resigned as an officer and employee of the Company and SPC and, in connection therewith, received, among other things, a lump sum payment of $50,000, payment with respect to accrued vacation time and the Company's agreement to make all payments in respect of health insurance for Szczepaniak's benefit for a three month period. The Company also agreed that all stock options previously granted to Szczepaniak would remain exercisable through March 26, 1998, to the extent exercisable on September 26, 1997.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

     Set forth below are all exhibits to this Quarterly Report on Form 10-QSB.

Exhibit
Number    Description

10.50 Form of Subscription Agreements, each dated October 23, 1997, between the Company and each of Ronald L. Altman (with respect to 24,000 shares of Common Stock), Gerold M. Fleischner (with respect to 24,000 shares of Common Stock), Howard Milstein (with respect to 865,000 shares of Common Stock), Patriot Group, LP (with respect to 24,000 shares of Common Stock) and Stephen P. Rosenblatt (with respect to 24,000 shares of Common Stock).
10.51 Registration Rights Agreement, dated October 23, 1997, among the Company, Ronald L. Altman, Gerold M. Fleischner, Howard Milstein, Patriot Group, LP and Stephen P. Rosenblatt.
10.52 Settlement and General Release Agreement, dated as of September 26, 1997, among Joseph Szczepaniak, the Company and Software Publishing Corporation.
10.53     Option, dated October 23, 1997, issued to Ronald L. Altman.
27        Financial Data Schedule.

     (b)  Reports on Form 8-K.

     The Company did not file any Current Reports on Form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SOFTWARE PUBLISHING CORPORATION
                                                  HOLDINGS, INC.


Dated:    November 13, 1997             By:/s/ Barry A. Cinnamon
                                        Barry A. Cinnamon
                                        Chairman of the Board, President
                                        and Chief Executive Officer
                                        (Principal Executive Officer)


Dated:    November 13, 1997             By:/s/ Mark E. Leininger
                                        Mark E. Leininger
                                        Chief Operating Officer, Vice President-
                                        Finance, Treasurer and Chief Financial
                                        Officer
                                        (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit
Number    Description

10.50 Form of Subscription Agreements, each dated October 23, 1997, between the Company and each of Ronald L. Altman (with respect to 24,000 shares of Common Stock), Gerold M. Fleischner (with respect to 24,000 shares of Common Stock), Howard Milstein (with respect to 865,000 shares of Common Stock), Patriot Group, LP (with respect to 24,000 shares of Common Stock) and Stephen P. Rosenblatt (with respect to 24,000 shares of Common Stock).
10.51 Registration Rights Agreement, dated October 23, 1997, among the Company, Ronald L. Altman, Gerold M. Fleischner, Howard Milstein, Patriot Group, LP and Stephen P. Rosenblatt.
10.52 Settlement and General Release Agreement, dated as of September 26, 1997, among Joseph Szczepaniak, the Company and Software Publishing Corporation.
10.53     Option, dated October 23, 1997, issued to Ronald L. Altman.
27        Financial Data Schedule.