Form 10KSB
period 1997-12-31
SOFTWARE PUBLISHING CORP HOLDINGS INC
filed 1998-04-16
CIK 926331

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended: December 31, 1997
     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to
          __________

                         Commission file number: 1-14076

                 SOFTWARE PUBLISHING CORPORATION HOLDINGS, INC.
                 (Name of small business issuer in its charter)
               Delaware                                     22-3270045
      (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                     Identification No.)

   3A Oak Road, Fairfield, New Jersey                         07004
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number:  (973) 808-1992

Securities registered under Section 12(b) of the Exchange Act:
Common Stock, par value $.001

Securities registered under Section 12(g) of the Exchange Act:
None

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's net revenues for its most recent fiscal year. $17,156,865.

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $5,398,650, at April 13, 1998, based on the last bid price of the Common Stock on such date of $.69, as reported by the Nasdaq Stock Market.

     As of April 13, 1998, there were a total of 9,042,958 shares of the Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                              PART I


Introductory Comment - Forward Looking Statements.

     Statements contained in this Annual Report on Form 10-KSB that are not based upon historical fact are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements included in this Form 10-KSB involve known and unknown risks, uncertainties and other factors which could cause actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the best estimates by Software Publishing Corporation Holdings, Inc. (the "Company") of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms.

     As discussed in "Item 1. Description of Business," the Company acquired three operating software companies in 1996 and conducted a major restructuring of its management and operations in late 1997 and early 1998 with the expectation that such transactions and restructuring will result in long-term strategic benefits. The realization of these anticipated benefits will depend in part on whether the cost savings intended to be realized from the restructuring can be achieved. While the Company has substantially implemented its integration and restructuring plans, there can be no assurance that the expected long-term strategic benefits of the acquisitions and restructuring will be realized.

     Additional potential risks and uncertainties include, among other things, such factors as the overall level of business and consumer spending for computer software, the market acceptance and amount of sales of the Company's products, the extent that the Company's direct mail programs achieve satisfactory response rates, the efficiency of the Company's telemarketing operations, the competitive environment within the computer software and direct mail industries, the Company's ability to raise additional capital, the ability of the Company to continue to implement its reorganization plan efficiently and achieve the anticipated results therefrom, the cost-effectiveness of the Company's product development activities, the extent to which the Company is successful in developing, acquiring or licensing successful products, and other factors and information disclosed and discussed in "Item 1. Description of Business," "Item
6. Management's Discussion and Analysis or Plan of Operation" and in other sections of this Form 10-KSB. Readers of this Form 10-KSB should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements.


Item 1.        Description of Business.

General

     The Company is an international developer, publisher and supplier of proprietary computer software applications primarily targeted towards the visual communications market segment through desktop publishing, presentation graphics and business productivity software for the corporate and small office/home office ("SOHO") markets. The Company's products produce documents through its easy-to-use desktop publishing, drawing and presentation graphics applications, and also improve the graphical appeal and overall effectiveness of documents produced by either the Company's or third parties' desktop publishing, presentation graphics, web page, e-mail, word processing and other similar applications. The Company currently offers seventeen products, primarily Serif PagePlus and Harvard Graphics , that operate on the Windows 95, Windows NT , Windows 3.1 and DOS operating systems for IBM personal computers and compatibles. The Company has established a multi-channel distribution system utilizing direct mail, telemarketing, retail, corporate and OEM sales channels and also disseminates its software programs over the Internet.

     The Company was incorporated in Delaware on December 23, 1993, and succeeded to the business of its predecessor New Jersey corporation, which was formed on July 20, 1992. In July 1996, the Company acquired Serif Inc. and Serif (Europe) Limited (collectively, "Serif"), which expanded its product line to include the Serif PagePlus and DrawPlus desktop publishing titles. In December 1996, the Company acquired all of the outstanding capital stock of Software Publishing Corporation ("SPC") pursuant to a merger (the "Merger") of a wholly-owned subsidiary of the Company with and into SPC, which resulted in the further expansion of the Company's product line to include SPC's presentation graphics and other visual communications and business productivity software products. The Company continues to operate the Serif companies and SPC as wholly-owned subsidiaries. Since January 1998, the operations of SPC were significantly reduced or eliminated. The Company's business strategy currently includes the leveraging of the Serif and Harvard brand names and their user base for Serif and SPC products in marketing the Company's present product lines, products currently under development and additional products which may be developed, licensed or acquired in the future. Unless the context otherwise requires, all references herein to the Company include Software Publishing Corporation Holdings, Inc. and its subsidiaries, including SPC and Serif, on a consolidated basis.

     The Company's principal executive offices are located at 3A Oak Road, Fairfield, New Jersey 07004; telephone (973) 808-1992. The Company maintains websites at www.spco.com, www.serif.com and www.harvardgraphics.com.

Business Strategy

     The Company's strategic objective is to become a leading supplier of easy-to-use software applications that improve the graphical appeal and overall effectiveness of documents produced by desktop publishing, drawing and presentation graphics applications, as well as to maximize the profitability and productivity of the Company's direct mail and telemarketing operations in the United States and Europe.

     The Company believes that many current graphical presentation software applications and first-generation Internet publishing tools were designed for computer specialists, corporate MIS departments, computer consultants and other technically knowledgeable users. The Company believes that there is a market opportunity for software that makes it easy for the average computer user to create high-quality, graphically rich documents, presentations, e-mail and web pages.

     With respect to sales and marketing, the Company intends to leverage its multi-million user, multi-national installed base of Serif PagePlus and Harvard Graphics through its multi-national direct mail and telemarketing operations, as well as the corporate and retail sales channels. The Company believes that the Internet may provide additional opportunities for further sales and marketing success, and has established an on-line store at its website from which its products may be purchased.

     The Company's primary product families are the Serif line of desktop publishing and drawing products, consisting primarily of Serif PagePlus, SerifDraw Plus and Serif Publishing Power Suite, and the Harvard line of graphical information presentation products, consisting primarily of Harvard Graphics and Harvard ChartXL. The Company believes that Serif PagePlus is the most popular desktop presentation software application in use in the United Kingdom. The Company also markets the Active line of companion utility products (currently consisting of ActiveOffice , Active Presenter , ActiveMail and Serif MailPlus ), and the ASAP line of presentation graphics products. In 1996, the Company introduced new products, including ASAP WordPower , ASAP WebShow , ASAP WebShow Presentation Kit, Serif PagePlus 4, Serif DrawPlus 3, and a suite of presentation products called the Harvard Graphics Presenter's Pack consisting of Harvard Graphics, Harvard ChartXL , Harvard Spotlight , and Flamingo Plus (distributed under license from a third party), and also created two Internet plug-ins, ASAP WebShow for Netscape Navigator and an ActiveX version of ASAP WebShow for Microsoft Internet Explorer 3.0. In January 1997, the Company introduced ActiveOffice, which is a companion product to Microsoft Office that is designed to give users of Microsoft Word, Excel, PowerPoint and Exchange Mail, a quick and easy way to convert plain text and numbers into visual graphics. In June 1997, the Company introduced ActivePresenter, which is designed to enable users to quickly and easily prepare and publish to the world wide web real-time or self-running presentations. In September 1997, the Company introduced Serif Page Plus 5, an upgrade of its popular Serif PagePlus product. In November 1997, the Company introduced ActiveMail and Serif MailPlus, which enable e-mail users to produce electronic messages utilizing a rich graphical presentation rather than ordinary text.

Products

     The Company's primary product lines include desktop publishing, presentation graphics and business productivity applications. Certain of the Company's product lines are available in languages other than English, including those product lines with significant foreign revenues. Both the Serif and Harvard lines of products continue to derive substantial revenues from foreign sales. See "Item 6. Management's Discussion and Analysis or Plan of Operations."

     The Company's primary products, listed by product genre, are:

     Desktop Publishing

                    Serif PagePlus 5 Professional Edition for Windows 95 is the Company's premium desktop publishing application designed to permit the average computer user to produce professional-quality advertisements, flyers, reports, banners, brochures, newsletters, greeting cards and other written documents.

                    Serif PagePlus Home/Office for Windows 95 is designed for more price-sensitive SOHO and home computer desktop publishing users who do not need all the content and advanced features included in PagePlus 5.

                    Serif PagePlus 4 is designed to permit the average computer user to produce professional-quality advertisements, flyers, reports, banners, brochures, newsletters, greeting cards and other written documents.

                    Serif DrawPlus 3 Home/Office Edition for Windows 95, is designed for both the average and advanced computer user, with a range of drawing and design tools that they can use to create logos, posters, cartoons, certificates, report covers and greeting cards.

                    Serif Publishing Power Suite is a combination of products consisting of Serif PagePlus 3, TypePlus, TablePlus, DrawPlus 3,
          PhotoPlus, Arena 3D Design ED (licensed from a third party) and PhotoMorph 2.0 (licensed from a third party), along with 7,000 clipart images, 500 photos and 400 fonts.

                    Serif PagePlus Home/Office Designer Pack provides over 100 design wizards, 100 additional fonts, 50 photos and over 5,000 clipart images.

                    Serif ClipArt Pack contains 75,000 clipart images licensed from a third party.

     Presentation Graphics

                    Harvard   Graphics   4.0  for   Windows   95  is  a  Windows
          presentation   graphics  package  offering  a  range  of  capabilities
          enabling users to create and deliver more effective presentations.

                    Harvard   Graphics   3.0  for   Windows  is  a  Windows  3.1
          presentation graphics package offering the Advisor System and an interactive design checker.

                    Harvard ChartXL 2.0 for Windows 95 is a charting application program that provides users of spreadsheet software and other major Windows-based applications a tool for analyzing, viewing and presenting their data more effectively with more than 300 unique two- and three-dimensional business, statistical, and technical chart types, coupled with spreadsheet capabilities and "what if" analytical tools.

                    Harvard Spotlight 2.0 for Windows 95 helps assist users to control the flow and delivery of their electronic presentations.

                    ActiveMail and Serif MailPlus, which were released in November 1997, enable users to send graphical e-mail messages in addition to or instead of plain text.

                    ActivePresenter, which was released in June 1997, is designed to enable users to quickly and easily prepare and publish to the world wide web real-time presentations, which can be moderated or self-running, thereby enabling users to coordinate presentations to any participants with access to the Internet or from any location.

                    Active Office, which was released in January 1997, is designed as a companion to Microsoft Office that gives users of Word, Excel, PowerPoint and Exchange Mail a quick and easy way to turn plain text and numbers into high-impact visual elements which are embedded in their text, thereby increasing the communication effectiveness of their documents.

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

     Business Productivity Applications

                    Word  Processing  and Other  Products.  The  Company's  word processing and other business productivity products are older, legacy products for mature market segments. These products include Professional Write, Professional Write PLUS, OfficeWriter and Professional File. The Company has de-emphasized this category.

                    Other  Products.   The  Company  markets  an   interactive
          multimedia tutorial under the Company's Learn to Do brand, titled Learn to Do Windows 95 with John C. Dvorak. The Company has de-emphasized this product.

Intellectual Property and Other Proprietary Rights

     The Company believes that its success depends significantly upon its proprietary technology. The Company currently relies on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions and other written materials under trade secret, patent and copyright laws to protect its proprietary technology; however, these generally afford only limited protection. The Company has registered and applied for registration for certain service marks and trademarks, and intends to continue to evaluate the registration of additional service marks and trademarks as appropriate. Additionally, the Company generally copyrights its software and related user documentation, but the copyright laws afford only limited practical protection against duplication of the media embodying the programs and the related user manuals. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or services or to obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. Monitoring and identifying unauthorized use of such broadly disseminated products as personal computer software is difficult. The Company expects software piracy to be a continuing problem for the software industry. The Company relies upon software engineering and marketing skills to protect its market position, in addition to the copyright and trademark or trade secret protection discussed above. Because the software development industry is characterized by rapid technological change, the Company believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, brand name recognition and reliable product maintenance are as important to establishing and maintaining a technology leadership position as the various legal protections of its technology.

     The Company currently has patent applications pending related to the technology contained in its Harvard Spotlight product. There can be no assurance that any new patent applications will be submitted, that any pending applications will be approved, that if issued, any such patent will not be challenged, or that if challenged, any such patent will not be invalidated, any of which may have a material adverse effect on the Company. The Company's patent application relating to its Intelligent Formatting technology has been denied by the U.S. Patent Office. There can be no assurance that any issued patent will provide the Company with any competitive advantages. The Company believes that it retains ownership rights to all software, both developed and commercially distributed by the Company, except for those components of the software that the Company licenses from third parties. Software offered by the Company is licensed and generally provided in object code pursuant to shrink-wrap or on-screen license agreements or executed license agreements which contain restrictions on disclosure and transferability. In addition, the Company has from time to time licensed to third parties the right to use, modify, reproduce, sublicense, distribute and market certain of the Company's software products or portions of its software products. Such licensed software is provided in object code and, in certain limited circumstances, source code, pursuant to agreements which contain restrictions on disclosure and transferability.

     Certain technology used in the Company's products is licensed on a perpetual, fully paid, non-royalty-bearing basis from third parties. If any event occurred that rendered technology licensed from a third party and incorporated in the Company's products unavailable to the Company, or if the technology is not appropriately supported and enhanced by the licensor, the Company could be forced to expend financial and development resources to replace that technology. Such expenditures could materially adversely affect the Company's business, financial condition and results of operations.

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

     Competitors and potential competitors of the Company may resort to litigation as a means of competition. Such litigation may be costly and expose the Company to new claims that it may not have anticipated. Although patent and intellectual property disputes in the software area have often been settled through licensing, cross-licensing or similar arrangements, costs associated with such arrangements may be substantial if they may be obtained at all. Any litigation involving the Company, whether as plaintiff or defendant, regardless of the outcome, including any litigation relating to claims which have been or may in the future be asserted against the Company, may result in substantial costs and expenses to the Company and significant diversion of effort by the Company's technical and management personnel. In addition, there can be no assurance that litigation, either instituted by or against the Company, will not be necessary to resolve issues that may arise from time to time in the future with other competitors. Any such litigation could have a material adverse effect upon the Company's business, operating results and financial condition. In the event of an adverse result in any such litigation, the Company could be required to expend significant resources to develop non-infringing technology, obtain licenses to the technology which is the subject of the litigation on terms not advantageous to the Company, pay damages, and/or cease the use of any infringing technology. There can be no assurance that the Company would be successful in such development, that any such licenses would be available and/or that the Company would have available funds sufficient to satisfy any cash awards.

Product Development

     The personal computer software industry is characterized by rapid technological change, which requires a continuing high level of expenditures for the enhancement of existing products as well as development, licensing or acquisition of new software products. The Company's current product development activities include enhancing and updating its present software packages and designing certain new products. The Company intends to expand and update its Serif software code to meet the demands of the current market.

     The Company's Serif technology provides advanced desktop publishing and drawing capabilities while also providing a code base to continue to expand the products as user requirements evolve. In 1997, the Company introduced one new product based on its updated Serif technology. The Company has focused research and development resources to expand its Serif and Harvard Graphics technology, as well as to integrate the Intelligent Formatting technology into its Serif products.

     The Company intends to acquire additional technology through a combination of internal development, licensing, purchasing and strategic alliances. There can be no assurance that the Company's product development efforts or product introductions will result in commercially successful products. The Company's revenues are based on a combination of products developed internally, acquired products and licensed products. The Company intends to continue a flexible approach to the development, acquisition and release of new products and technologies, recognizing that the rapid changes in the software industry require ever shorter development cycles and ever higher levels of product quality and functionality. The Company plans to continue to develop and acquire software technology and products, and to acquire licensing or distribution rights to third-party products, to enhance and expand its product offerings.

     In June 1996, SPC entered into a non-exclusive licensing and joint development agreement with Oracle Corporation ("Oracle") to embed Intelligent Formatting technology into the Oracle InterOffice Product Line. Under the agreement, the Company's Intelligent Formatting engine is being ported to Java for use in the Oracle InterOffice product line. Intelligent Formatting technology is intended to enhance the Oracle InterOffice product offerings in the area of visual communications. The collaborative services offered by Oracle InterOffice -- messaging, directory services, calendar/scheduling, document management and workflow -- are designed to enable users to productively share, exchange and manage information within their group, across the enterprise and beyond. Intelligent Formatting technology is expected to complement these services by adding rich visual content to the range of the Oracle InterOffice applications. Under the terms of this agreement, Oracle has paid to the Company a development fee and a one-time license fee in installments. The Company believes that the development fee and license fee have not resulted in a material financial benefit to the Company. In addition, in June 1996, Oracle Corporation purchased a worldwide end-user site license for the Company's ASAP WordPower visual communications software. Under the terms of the agreement, the Company granted Oracle and its subsidiaries a license for the desktop, network and mobile use of ASAP WordPower.

     The Company spent approximately $3,227,215 in 1997 and approximately $1,077,615 in 1996 for product development and enhancement activities. These expenditures represented approximately 18.8% and 22.9% of total net revenues for such years, respectively.

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

Sales and Marketing

     The Company's products are sold primarily through direct mail, telemarketing, retail, corporate, and original equipment manufacturer ("OEM") channels. The Company has also positioned itself to take advantage of the Internet as an additional sales medium. Direct mail sales, which accounted for approximately 72.4% and 75.5% of the Company's revenues in 1997 and 1996, respectively, are generated by inbound and outbound telemarketing operations in the U.S. and U.K. Corporate sales are comprised of both individual product sales as well as volume sales. Most sales to the retail channel are made on a two-step basis with the initial sales being made to distributors and then to retail chains. The Company also distributes its products through OEMs on a bundled or value-added basis. In addition, the popularity of the Internet and the World Wide Web has made it feasible for the Company to sell its products over the Internet. In this connection, the Company has established an on-line software store from which the Company's products may be purchased. As the Internet continues to evolve mechanisms for efficiently and securely charging customers directly for software, the Company expects that it may continue to supplement traditional forms of software distribution with distribution of its software directly over the Internet medium.

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

     The Company assists distributors and resellers in selling, promoting and merchandising its products. Large corporate and government sales are fulfilled principally through resellers and distributors while all other sales are fulfilled directly. The Company also offers site licenses and volume purchase discounts to its corporate customers. The OEM sales effort is responsible for sales to hardware and software original equipment manufacturers, which include the Company's products in bundles with their equipment.

     The Company's advertising programs for its product lines are designed to increase corporate and product brand awareness, as well as to sell directly to customers. The Company's advertising targets new customers, its installed customer base and, with competitive upgrade promotions, its competitors' customers. The Company advertises primarily through promotions to support distributors' and resellers' sales efforts, including distributor/reseller advertising programs, rebates, training and price promotions, and engages in joint promotional activities with personal computer, peripheral and other manufacturers, direct mailings and participation at trade shows. The Company also promotes its products through in-house training and direct mail as well as offering volume purchase discounts and site licenses.

     The Company's products continue to derive substantial revenues from foreign sales. The Company translates certain of its products, including packaging, documentation, software, and promotional materials, for international markets. These translations are generally done by contractors hired by the Company, or by the Company's local sales and marketing agents. Advertising and promotional programs are customized for local markets where necessary. International sales include localized versions of selected products, as well as the English language versions of the Company's products throughout the United Kingdom, Europe, Latin America, South America and the Asia/Pacific region. Localized versions include German, French, Spanish, Italian, Portuguese and Dutch. Approximately 49% of the worldwide sales in 1997 of the Company and its subsidiaries were made outside of the U.S., and, for 1996, on a combined pro forma basis, foreign sales accounted for approximately 44% of the Company's total net sales. The Company expects to continue to sell internationally and invoice in foreign currencies. Accordingly, the Company is subject to risks associated with exchange rate fluctuations.

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

     Based on product lines and price points, the Company regards Microsoft, Symantec Corporation, Corel Corporation, Lotus Development Corporation, Adobe Systems, Broderbund Software, The Learning Company, Micrografix, Fractile, Visio, Meditools, Deltapoint, Macromedia, International Microcomputer Software, Inc. and Design Intelligence as close competitors. The dominant position of Microsoft in the personal computer operating system and application program market place provides it with a range of competitive advantages, including the ability to determine the direction of future operating systems and to leverage its strength existing in one or more product areas to achieve a dominant position in new markets. This position may enable Microsoft to increase its market position even with respect to products having superior performance, price and ease-of-use features. Microsoft's ability to offer corporate and SOHO productivity software, to bundle software, to provide incentives to customers to purchase certain products in order to obtain favorable sales terms or necessary compatibility or information with respect to other products, and to pre-load such bundled software on new computers, may significantly inhibit the Company's ability to maintain or expand its business. In addition, as Microsoft or other companies create new operating systems and applications, there can be no assurance that the Company will be able to ensure that its products will be compatible therewith. The introduction of upgrades to operating systems or the introduction of new operating systems and standardized software by Microsoft and others, over which the Company has no control, may adversely affect the Company's ability to upgrade its own products, and may cause reduction in sales of the Company's products.

     The Company believes that the principal competitive factors in the corporate and SOHO software market include pricing (which includes individual product pricing, standard and competitive upgrade pricing, licensing and volume discounting), product functionality, ease-of-use, bundling in suites of related products, distribution through existing and new channels and brand name recognition. The Company's ability to compete will be contingent on its continued enhancement of its existing products, its ability to correctly identify and enter new markets, effectively market and sell its current products, develop, acquire or license new products and broaden its distribution channels. The Company believes that competition will continue to intensify in the future and that new product introductions, further price reductions, strategic alliances and other actions by competitors could materially and adversely affect the Company's competitive position.

Operations

     The Company coordinates its accounting, product development, sales, marketing, purchasing and scheduling primarily at its offices in Fairfield, New Jersey and its telemarketing, sales and fulfillment operations at Nashua, New Hampshire, Nottingham, England and Munich, Germany. The Company's inventory control, order processing, warehousing and shipping activities related to such operations are located primarily at its offices in Nashua and Nottingham. The Company's computer systems handle order entry, order processing, picking, billing, accounts receivable, accounts payable, general ledger, inventory control, catalog management and analysis, and mailing list management.

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

Employees

     As of December 31, 1997, the Company had approximately 144 full-time employees, of whom 21 were in product development, 87 were in marketing, sales and customer support, eleven were in production and 25 were in general and administrative functions. Of the total, 78 employees were located in North America and 66 internationally. In addition, the Company utilized approximately four independent contractors in connection with its product development, administration and marketing activities. The Company has never experienced a work stoppage and believes that it has satisfactory relations with its employees and contractors. In January 1998, the Company terminated the employment of twelve employees, of which five were administrative, three were in marketing, three in product development and one in production. Also, three contractors' engagements were terminated.


Year 2000 Compliance

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. As a result, in less than two years, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company believes that its products and internal systems are Year 2000 compliant. In addition, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company, which could result in a material adverse effect on the Company's business, operating results and financial condition.


Item 2.        Description of Properties.

     The Company's principal executive offices are located at 3A Oak Road, Fairfield, New Jersey, 07004. The Company's North American executive, administrative, sales, marketing and support staff are primarily located at this facility. The lease for this facility terminates in September 1999 and provides for average annual rental costs of approximately $80,400, for approximately 13,400 square feet of space. Approximately 10,000 square feet of this facility have been subleased for the duration of the lease, providing a net annual rental cost of approximately $19,200. In addition, Serif Inc. leases approximately 18,000 square feet of office and warehouse space in Nashua, New Hampshire pursuant to a lease ending in March 2002. This facility serves as the Company's primary North American telemarketing, customer support, product development warehouse and fulfillment center. Rental costs for the Nashua facility average approximately $90,000 per year for the remaining term. Serif (Europe) Limited leases approximately 25,000 square feet of office and warehouse space in Nottingham, England for a five year period which commenced in May 1997. This facility serves as the Company's United Kingdom telemarketing center and European warehouse and fulfillment center. The rental cost for the Nottingham facility is expected to average approximately $168,000 per year for the lease term. The Company also leases 1,200 square feet of office space in Munich, Germany pursuant to a lease which expires in November 1999 with a rental cost of approximately $26,000 per year for the lease term. The facility serves as the Company's European sales office. The Company believes that its existing space provides it with adequate space for the foreseeable future. The Company does not own nor does it contemplate owning any real property in the foreseeable future.


Item 3.        Legal Proceedings.

     On January 30, 1998, an action was commenced against the Company, Mark E. Leininger and Barry A. Cinnamon in the United States District Court, Southern District of New York, under the caption Howard Milstein and Ronald Altman v. Software Publishing Corporation Holdings, Inc., Mark E. Leininger and Barry A. Cinnamon. Mr. Leininger currently is President, Chief Operating Officer and a director of the Company and Mr. Cinnamon formerly was Chairman of the Board, President and Chief Executive Officer of the Company. In the action, plaintiffs allege that, in October 1997, they purchased an aggregate 889,000 shares of Common Stock for $919,495 based upon certain statements made to one of the plaintiffs. Plaintiffs further allege that such statements were intentional misrepresentations of material fact that were designed to deceive plaintiffs as to the Company's true financial state and to induce the plaintiffs to invest in the Company. Plaintiffs seek recision of their investment and a return of their purchase price and certain other relief. The Company believes that these claims are without merit and intends to vigorously defend itself in this action. The Company has filed an answer in this action denying the plaintiffs' allegations and asserting affirmative defenses, including that the plaintiffs' subscription agreements bar plaintiffs' claims, and asserting counterclaims that, among other things, plaintiffs breached certain of the representations contained in their subscription agreements, that plaintiff Altman breached his fiduciary duties to the Company, and that plaintiffs' violated Section 13(d) of the Exchange Act by filing a materially false and misleading Schedule 13D with respect to the Common Stock.

     On February 13, 1998, a summons and complaint was filed in the Superior Court of New Jersey, Essex County under the caption Barry Cinnamon and Lori Kramer Cinnamon, suing derivatively on behalf of Software Publishing Corporation Holdings, Inc. and its shareholders, and Barry Cinnamon and Lori Kramer Cinnamon, individually, v. Software Publishing Corporation Holdings, Inc., Neil
M. Kaufman, Mark Leininger and John Does 1-10. Mr. Leininger is President, Chief Operating Officer and a director of the Company; Mr. Kaufman is a director of the Company, the principal of Kaufman & Associates, LLC, counsel to the Company, and was Secretary of the Company from December 1996 to December 1997; Mr. Cinnamon was Chairman of the Board, President and Chief Executive Officer of the Company until December 19, 1997; and Ms. Kramer Cinnamon was an officer and director of the Company until December 19, 1997. To date, the summons and complaint has been served on the Company and has not been served on either of the named individual defendants or any of the other defendants. In this action, plaintiffs seek (i) the recision of the Settlement and General Release Agreement, dated as of December 19, 1998 (the "Cinnamon Settlement Agreement"), between the Company and each plaintiff and the License Agreement, dated as of December 19, 1998 (the "Cinnamon License Agreement," and, together with the Cinnamon Settlement Agreement, the "Cinnamon Agreements"), between the Company and Mr. Cinnamon, (ii) payment of the full amount of compensation due under their former respective employment agreements with the Company, (iii) that Mr. Kaufman be enjoined from continuing to act as a director and officer of, and counsel to, the Company, (iv) that the Company be required to provide an "'opinion letter' as required by the Securities Exchange Act of 1934, as amended, to permit the sale of shares of stock held by the Cinnamons without restriction," (v) that the Company be required to immediately register the stock held by plaintiffs and (vi) compensatory and punitive damages, attorney's fees, and other relief. Plaintiffs seek such relief based upon their allegations that the defendants improperly caused the resignation of plaintiffs from their positions as officers and directors of the Company, that Mr. Kaufman improperly influenced the decision of the Board of Directors to adopt the Company's December 1997 restructuring plan (thereby rejecting Mr. Cinnamon's plans for the Company), and that the Cinnamon Agreements were entered into by each plaintiff under duress and the coercion of defendants (despite plaintiffs having been represented by counsel in connection with these matters). The Company believes that the plaintiff's allegations are without merit, and intends to vigorously defend itself in this action. The ultimate outcome of this action is unknown at the present time.

     In January 1998, SPC and Pyramid Data, Inc. ("Pyramid") settled the remaining cause of action in the action brought by Pyramid in May 1994 against SPC in the Santa Clara Superior Court. The settlement agreement resulted in a payment by the Company to Pyramid of $9,500 and the dismissal of the action. The Company has made an application to the court to determine that this settlement also acts as a bar to the claims of indemnification and contribution under the cross-complaints among SPC, Custom Paper Products ("CPP") and certain officers and directors of CPP. No assurance can be given that the Company's application to the court will be granted. However, the Company does not believe that an adverse decision against the Company on these claims of indemnification and contribution would have a material affect on the Company's business, operating results or financial condition.


Item 4.        Submission of Matters to a Vote of Security Holders.

     Not applicable.

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

                                                High Bid     Low Bid

Fiscal 1996
First Quarter . . . . . . . . . . . . .        $  6-3/4      $ 3-1/2
Second Quarter. . . . . . . . . . . . .           6-5/8        2-5/8
Third Quarter . . . . . . . . . . . . .           9-3/8        4
Fourth Quarter. . . . . . . . . . . . .           7-13/16      3-1/2

Fiscal 1997
First Quarter . . . . . . . . . . . . .        $  4-3/4      $ 2-15/16
Second Quarter. . . . . . . . . . . . .           3-3/16       1-7/8
Third Quarter . . . . . . . . . . . . .           2-3/8        1
Fourth Quarter. . . . . . . . . . . . .           2-5/16         23/32

     As of April 13, 1998, the closing price for the Common Stock as reported on Nasdaq was $11/16. At April 13, 1998, there were 657 stockholders of record of the Company. The Company estimates, based upon surveys conducted by its transfer agent in connection with the Company's 1998 Annual Meeting of Stockholders, that there are approximately 10,000 beneficial stockholders.

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

     The Company has been advised by Nasdaq that the Company may not be in compliance with certain of Nasdaq's continued listing maintenance requirements:
(a) NASD Marketplace Rule 4310(c)(4), which requires that the Common Stock maintain a $1.00 per share minimum bid price, and (b) NASD Marketplace Rule 4310(c)(2), which requires that the Company either maintain net tangible assets of at least $2,000,000, maintain a market capitalization of at least $35,000,000 or have reported net income in two of the last three fiscal years of at least $500,000. The Company believes it is in compliance with Rule 4310(c)(2) based upon its audited financial statements for the year ended December 31, 1997, which shows that the Company had net tangible assets of approximately $2,874,847 (for NASDAQ purposes) at December 31, 1997, and has provided Nasdaq with a copy of such audited financial statements and other information which the Company believes should overcome the determination of Nasdaq's staff that the Common Stock be delisted from Nasdaq, which determination has been stayed pending a hearing. However, in order to comply with Rule 4310(c)(4), the Common Stock must have a bid price of at least $1.00 per share for at least ten consecutive trading days. The Company intends to seek stockholder approval of a reverse stock split (the "Reverse Stock Split"), which the Company believes will result in the Common Stock having a bid price of at least $1.00 per share, at the 1998 Annual Meeting of Stockholders of the Company scheduled for May 26, 1998. However, no assurance can be given that the Reverse Stock Split will result in the Common Stock having a bid price of at least $1.00 per share for at least ten consecutive trading days, that, in the future, the bid price for the Common Stock will not fall below $1.00 per share causing a new violation of Rule 4310(c)(4), that the Company will maintain net tangible assets of at least $2,000,000 or that the Company will maintain compliance with all other NASD Marketplace Rules with respect to Nasdaq continued listing maintenance requirements.

(b)  Recent Sales of Unregistered Securities

     The information set forth below is a list of all sales by the Company of the Company's equity securities occurring during 1997.

     On October 23, 1997, the Company consummated the sale of an aggregate 961,000 shares of Common Stock to five accredited investors for aggregate gross proceeds of $1,021,543 and estimated net proceeds of $960,466 in private transactions exempt from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. In connection with such sale, the Company paid $51,077 and issued a five year option to purchase 96,100 shares of Common Stock, at an exercise price of $1.2756 per share, to a financial consultant. See "Item 3. Legal Proceedings."


Item 6.        Management's Discussion and Analysis or Plan of Operation.

     The following discussion should be read in conjunction with the historical financial statements, including the notes thereto, of the Company included elsewhere herein.

General

     The Company is an international developer, publisher and supplier of proprietary computer software applications primarily, targeted towards the visual communications market segment through desktop publishing, presentation graphics and business productivity software for the corporate and small office/home office ("SOHO") markets. The Company's products produce documents through its easy-to-use desktop publishing, drawing and presentation graphics applications, and also improve the graphical appeal and overall effectiveness of documents produced by either the Company's or third parties' desktop publishing, presentation graphics, web page, e-mail, word processing and other similar applications. The Company currently offers seventeen products, primarily Serif PagePlus and Harvard Graphics , that operate on the Windows 95, Windows NT Windows 3.1 and DOS operating systems for IBM personal computers and compatibles. The Company has established a multi-channel distribution system utilizing direct mail, telemarketing, retail, corporate and OEM sales channels and also disseminates its software programs over the Internet. The Company currently derives substantially all of its net sales from products sold directly to end-users by its direct mail and telemarketing centers, and to retailers, distributors and corporate purchasers by its internal corporate and retail sales force and independent sales representatives.

     In July 1996, the Company acquired Serif Inc. and Serif (Europe) Limited in the Serif Acquisition, which significantly expanded the Company's product line to include desktop publishing titles Serif PagePlus and Serif DrawPlus, among others. In December 1996, the Company acquired all of the outstanding capital stock of SPC upon consummation of the Merger, as a result of which the Company's product line expanded further to include SPC's presentation graphics and other visual communications and business productivity software products. The Company continues to operate the Serif companies and SPC as wholly-owned subsidiaries. Since January 1998, the operations of SPC were significantly reduced or eliminated.

     In 1997, the Company incurred approximately $376,000 of certain non-recurring expenses or charges, relating primarily to the restructuring of its California operations including n expense related to a settlement agreement with its former President approved in December 1997. In 1996, the Company incurred approximately $23,199,533 of certain non-recurring expenses or charges, relating primarily to the acquisition of Serif and SPC. The 1996 expenses or charges included $2,773,180 relating to the release from escrow of 531,000 shares of Common Stock to two former management stockholders, $1,026,000 relating to the issuance of certain warrants to MS Farrell, $1,104,353 in charges relating to the restructuring of the Company's operations subsequent to the acquisitions of Serif and SPC, an aggregate of $17,514,000 of in-process research and development costs associated with the acquisitions of Serif and SPC and approximately $782,000 associated with settlement of outstanding claims and employee severance not related to the Company's 1996 restructuring. These expenses and charges accounted for approximately 85.8% of the Company's net loss for 1996.

     North America and international net revenues for the Company's fiscal years ended December 31, 1997, 1996 and 1995 and the percentage change of such net revenues compared to the prior fiscal year, were as follows:

                                   Percentage                   Percentage
                         1997        Change           1996        Change            1995

North America......  $ 8,770,684     296.0%       $ 2,214,587      57.0%        $ 1,410,962

International.....     8,386,181     237.3%         2,486,368                            --
                     ___________     ______       ___________                   ___________

Total net revenues   $17,156,865     265.0%       $ 4,700,955    233.2%         $ 1,410,962

     The Company believes that end users are continuing to migrate from the Windows 3.1 to the Windows 95 and Windows NT platforms and potentially may migrate to Internet computing. The Company expects increased competition, including price competition, in the Windows 95, Windows NT and Windows 3.1 markets in the future. Several of the Company's competitors have introduced suites of products which include products that directly compete with the Company's products. These suites of products may be bundled with other office software programs by the same or other competitors, or are distributed at no charge or are included as part of the operating system. The Company believes these offerings of product suites have adversely affected net revenues, and will continue to adversely affect sales of the Company's products in the future as the individual products within the suites continue to gain increased levels of inter-operability and functionality. The Company currently does not offer a suite of general purpose office products; however, the Company currently offers one suite of products, Serif Publishing Power Suite, as well as products that complement competitive suite products. The Company believes that in order to increase its net revenues, it must continue to expand its direct marketing and telemarketing operations, introduce new marketing strategies and continue to introduce new technologies and products through strategic alliances, acquisitions, licensing or distribution arrangements or internal development. Any inability or delay in executing these strategies, difficulties encountered in introducing new products or marketing programs, or failures of the Company's current and future products to compete successfully with products offered by competitors, could adversely affect the Company's net revenues and profitability.

Results of Operations

1997 Compared to 1996

     Net Sales. Net sales increased by $12,455,910 or approximately 265% to $17,156,865 in 1997 from $4,700,955 in 1996 as a result of inclusion of the sales from the Company's Serif and SPC subsidiaries for the entire 1997 period, as compared to the inclusion of the Serif subsidiaries for five months in 1996. As a result of a transition to selling products primarily through direct channels instead of at retail, the Company provided in 1997 for returns at approximately 5% of gross sales versus approximately 28% in 1996.

     Cost of Goods Sold. In 1997, cost of goods sold increased by $2,338,061, or approximately 129% from $1,817,688 in 1996 to $4,155,749 in 1996, primarily as a result of inclusion of costs of goods sold by the Company's Serif and SPC subsidiaries for the entire 1997 period, as compared to the inclusion of the Serif subsidiaries for five months in 1996. Cost of goods sold decreased as a percentage of net sales from approximately 38.7% in 1996 to approximately 24.2% in 1997, as a result of the effect of increased sales volumes providing lower per unit production costs and an effort to reduce product costs during 1997.

     The Company's gross margins and operating income may be affected in particular periods by the timing of product introductions and promotional pricing and rebate offers, as well as by return privileges and marketing promotions in connection with new product introductions and upgrades. These promotions may have a negative influence on average selling prices and gross margins. Gross margins have also been, and may continue to be, adversely affected by competitive pricing strategies in the industry as a whole, including competitive upgrade pricing, the OEM business and alternative licensing arrangements.

     Costs of goods sold consists primarily of product costs, freight charges, royalties and an inventory allowance for damaged and obsolete products. Product costs consist of the costs to purchase the underlying materials and print both boxes and manuals, media costs (CD-ROMs and other media) and assembly.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased by $11,817,720 or approximately 157.6% from $7,496,665 in 1996 to $19,314,385 in 1997. SG&A expenses for 1997 include $8,432,837 of marketing and administrative expenses relating to the operations of the Company's Serif and SPC subsidiaries, compared to $2,209,973 of marketing and administrative expenses for the Serif subsidiaries in 1996; $5,820,341 of salary and wage expense compared to $1,746,568 in 1996; and $5,862,855 of general and administrative expense in 1997 compared to $4,608,305 in similar expenses in 1996.

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

     Costs Associated with Release of Escrow Shares. 1996 expenses include non-cash charges to compensation of $2,773,180 relating to the release from escrow of 531,000 shares of Common Stock in April and September 1996 to the Company's former President and another former management stockholder. See "Escrow Shares." There were no similar expenses in 1997.

     Product Development. Product development expenses increased $2,149,600 or 199.4% from $1,077,615 in 1996 to $3,227,215 in 1997. The Company's long-term goal is to continue to reduce product development costs as a percentage of net sales. The Company's product development costs were 18.8% of net sales in 1997 as compared to 22.9% in 1996. All internally generated development costs have been expensed in the period incurred. The Company intends to continue to acquire externally developed technology, explore strategic alliances and other methods of acquiring or licensing technology, and invest in internal development projects. Because of the inherent uncertainties associated with software development projects, there can be no assurance that the Company's research and development efforts will result in successful product introductions or increased revenues or profitability.

     Restructuring Expenses. In 1997, the Company expensed $375,902 in charges related to the restructuring of its operations. The expenses associated with this restructuring program, which was substantially completed by February 1998, included employee severance arrangements, the settlement and general release agreement with the Company's former President and Chief Executive Officer, and costs relating to the elimination of lease facilities in California. See "Item
3. Legal Proceedings." In 1996 the Company incurred restructuring costs of $1,104,353 which consisted of severance payments, expenses relating to the elimination of duplicative facilities and other restructuring related costs.

     In-Process Research and Development. In 1996, based on an allocation of the Serif purchase price, the Company expensed $3,514,000 of in-process research and development costs associated with its acquisition of the Serif companies, and based on an allocation of the SPC purchase price, the Company expensed $14,000,000 of in-process research and development costs associated with its acquisition of SPC. There were no such charges in 1997.

     Other Income. In 1997, the Company received interest income of $195,655 as compared to $121,380 in 1996, primarily as a result of higher cash balances.

Liquidity and Capital Resources

     During 1997, the Company's cash, cash equivalents and short-term investments decreased by $8,404,481 to $2,760,353, primarily as a result of the Company's loss from operations during the year ended December 31, 1997. In light of the stabilization of the Company's cash flow resulting primarily from its 1997 restructuring, the Company believes that its existing cash and cash equivalents and cash generated from operations, if any, should be sufficient to meet its currently anticipated liquidity and capital expenditure requirements for at least the next several months. There can be no assurance, however, that the Company will be successful in attaining its sales goals, nor that attaining such goals will have the desired effect on the Company's cash resources. The Company received approximately $960,466 of net proceeds from the sales, on October 23, 1997, of an aggregate 961,000 shares of Common Stock in private transactions to five accredited investors. The Company has a letter of credit facility of $300,000 relating to certain lease obligations and a debt facility of approximately $200,000, of which $58,000 was outstanding as of December 31, 1997, from its primary bank in the United Kingdom; however, there can be no assurances that the Company will be able to obtain additional financing, if at all, or that such financing will be on terms acceptable to the Company. The Company is pursuing a possible offering of its equity or debt securities; however, there can be no assurance that the Company will be successful in completing such an offering.

     The Company's operating activities for 1997 used cash of $2,776,974, primarily related to costs associated with its operations. The Company intends to continue to utilize its working capital in 1998 for software development, marketing and advertising, to finance the higher level of inventory necessary to support the anticipated continued increase in sales and for capital expenditures, including the purchase of computer equipment and software. However, the Company's working capital requirements may change depending upon numerous factors, including, without limitation, the need to finance the licensing or acquisition of third party software as well as increased inventory arising from the sale and shipment of new products.

     In 1997, approximately 48.9% of the Company's total sales were generated outside the U.S. The Company expects this practice to continue. The Company's exposure for foreign currency exchange gains and losses is partially mitigated, as the Company incurs operating expenses in most of the currencies in which it invoices customers. As of December 31, 1997, the Company had no foreign exchange contracts outstanding. The Company's foreign exchange gains and losses may be expected to fluctuate from period to period depending on the movement in exchange rates.

     In June 1994, SPC sold its Superbase product line to Computer Concepts Corporation ("CCC") (Nasdaq National Market: CCEE) for shares of CCC's restricted common stock. As of December 31, 1997, SPC owned the equivalent of 43,400 shares of common stock of CCC, which were sold in 1998. As of April 14, 1998 the closing price of the CCC common stock on The Nasdaq National Market was $3.91.

Escrow Shares

     From December 1993 through May 1995, Barry A. Cinnamon and Richard Bergman, the Company's former Vice President of Product Development, placed an aggregate of 542,500 shares of Common Stock in escrow pending the Company's attainment of certain minimum net revenue or Common Stock price per share thresholds. Five hundred and thirty-one thousand (531,000) of these shares were released from escrow (500,000 shares to Barry A. Cinnamon and 31,000 to Richard Bergman) by the Board, although these thresholds were not reached. In connection therewith, the Company recognized compensation expense of approximately $2,773,180 in 1996.

Net Operating Loss Carryforwards

     The Company estimates its consolidated tax net operating loss carryforwards to be approximately $84 million at December 31, 1997. Under Section 382 of the Code, certain changes in the ownership or the business of a corporation that has net operating loss carryforwards result in the inability to use or the imposition of significant restrictions on the use of such net operating loss carryforwards to offset future income and tax liability of such corporation. After giving effect to the Merger, an "ownership change" was deemed to have occurred under Section 382 of the Code and the regulations thereunder with respect to both the Company and SPC, and, as a result thereof, the use by the

     Company of these net operating loss carryforwards will be limited. Utilization of the net operating loss carryforwards of SPC may be further limited by reason of the consolidated return separate return limitation year rules, and the SPC net operating loss carryforwards are also subject to the additional limitation that such losses can only be utilized to offset the separate company taxable income of SPC. The Company estimates that the maximum utilization of such net operating loss carry forwards to be approximately $1,200,000 per year through 2012. There can be no assurance that the Company will be able to utilize all or any of its net operating loss carryforwards. The Company has fully reserved the tax benefit of its net operating loss carryforward and other deferred tax assets because of uncertainty of realization. In addition, the foreign losses incurred by SPC may decrease or otherwise restrict the ability of the Company to claim U.S. tax credits for foreign income taxes. The Company has applied for a closing agreement with the Internal Revenue Service pursuant to which the Company will become jointly and severally liable for SPC's tax obligations upon occurrence of a "triggering event" requiring recapture of dual consolidated losses previously utilized by SPC. Such closing agreement will avoid SPC being required to recognize a tax of approximately $8 million on approximately $24.5 million of SPC's previous dual consolidated losses upon the Merger. While the Company believes that it will obtain this agreement, failure to do so could result in the recognition of this tax liability. Any future acquiror of the Company may also be required to agree to a similar closing agreement, to the extent it is able to do so. Non-U.S. persons generally would be ineligible to do so. This could have a material adverse effect on the future ability of the Company to sell SPC to such an ineligible person.

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


Item 7.        Financial Statements.

     Set forth below is a list of the financial statements of the Company included in this Annual Report on Form 10- KSB.

Item                                                                      Page*
Independent Auditors' Reports...............................................F-2
Balance Sheet as of December 31, 1997.......................................F-5
Statements of Operations for the years ended December 31, 1997 and 1996.....F-6
Statements of Stockholders' Equity for the years ended December 31, 1997 and 1996...............................................................F-7
Statements of Cash Flows for the years ended December 31, 1997 and 1996.....F-8
Notes to Financial Statements...............................................F-9
----------
* Page F-1 follows page 39 to this Annual Report on Form 10-KSB.

               Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     On February 11, 1998, the Board of Directors (the "Board") of the Company, acting upon the recommendation of the Audit Committee of the Board, determined to replace Ernst & Young LLP ("Ernst & Young") as the independent auditors of the Company's financial statements and appointed Richard A. Eisner & Company, LLP ("Eisner") as the Company's new independent auditors engaged as the principal accountant to audit the Company's financial statements, commencing with the Company's fiscal year ended December 31, 1997. The reports of Ernst & Young for either of the past two years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Ernst & Young requiring disclosure pursuant to Item 304(a)(1)(iv) of Regulation S-K, nor were there any reportable events requiring disclosure pursuant to Item
304(a)(1)(v) of Regulation S-K. In addition, during the Company's two most recent fiscal years and through the date hereof, neither the Company nor anyone acting on the Company's behalf consulted with Eisner on matters which would require disclosure pursuant to Item 304(a)(2) of Regulation S-K. The Company requested Ernst & Young to furnish it a letter addressed to the Commission stating whether it agrees with the above statements and Ernst & Young has done so.

                                    PART III


               Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Officers and Directors

     The current executive officers and directors of the Company are as follows:

                                                                                 Director
Name                    Age    Positions and Offices with the Company              Since

Mark E. Leininger       47     President, Chief Operating Officer and Director     1996
Kevin D. Sullivan       47     Chief Financial Officer and Treasurer               N/A
Marc E. Jaffe, Esq.     46     Chairman of the Board of Directors and Secretary    1995
Robert Gordon           57     Vice President - Marketing and Sales                N/A
Norman W. Alexander     68     Director                                            1996
Neil R. Austrian, Jr.   33     Director                                            1996
Neil M. Kaufman, Esq.   37     Director                                            1996
Martin F. Schacker      40     Director                                            1997

     Set forth below is a brief description of the background of the officers and directors of the Company based on information provided by them to the Company.

     Mark E. Leininger was Chief Financial Officer of the Company from July 1995 through December 1997, and has been the Chief Operating Officer and a director of the Company since September 1996 and President of the Company since January 1998. From February 1994 through April 1995, Mr. Leininger was the President of Phoenix Leasing Corporation, a passenger and cargo air carrier and aircraft leasing company, which filed for bankruptcy protection in 1996. From February 1986 through February 1994, Mr. Leininger held various positions, including Chief Financial Officer and Chief Operating Officer, with Mid Pacific Air Corporation, a transportation and service company whose stock was traded on NASDAQ. Mr. Leininger received an MBA from National University, San Diego, California in 1979 and a BA from Miami University, Oxford, Ohio in 1972.

     Kevin D. Sullivan has served as the Company's Chief Financial Officer, Vice President - Finance and Treasurer of the Company since December 1997. From November 1995 to December 1997, Mr. Sullivan was Chief Financial Officer of Prizm Environmental and Occupational Health, Inc., a multi-clinic health care company. From December 1993 to September 1994, he was Chief Financial Officer of Scientific Packaging Corp., a manufacturer of packaging for household laundry products. Mr. Sullivan served as Controller (from 1987 to 1988), Treasurer (from 1989 to 1990) and Manager of Bankruptcy Claims Resolutions (from 1990 to 1993) of Prime Hospitality Corp., a New York Stock Exchange company, when it was known as Prime Motor Inns, Inc. Mr. Sullivan received a BS degree from Pennsylvania State University in 1976.

     Marc E. Jaffe, Esq., has been a director of the Company since May 1995. In January 1998, Mr. Jaffe was elected Chairman of the Board of Directors of the Company, in which capacity he does not serve as the Company's chief executive officer. From 1992 until the present time, Mr. Jaffe has been President of Electronic Licensing Organization, Inc., which has acted as the Company's agent in the acquisition of certain electronic publishing rights. From 1988 to 1991, Mr. Jaffe was Executive Vice President of database management for Franklin Electronic Publishers, a New York Stock Exchange company engaged in the business of publishing electronic books on hand held media. From 1985 through 1987, Mr. Jaffe was President of the software and video division of Simon & Schuster, a publishing company. Mr. Jaffe received a JD degree from Columbia University School of Law in 1976 and a BA from Columbia College in 1973.

     Robert Gordon has served as the Company's Vice President - Marketing and Sales or Vice President Marketing since June 1996. From January 1995 to June 1996, Mr. Gordon was Chairman of the Board of a family-owned chain of four health and fitness clubs. From 1984 through December 1994, he was President of Leber Katz Partners Direct Marketing, a New York City-based advertising agency. From 1980 to 1984, Mr. Gordon was President of RCA Record and Tape Club.

     Norman W. Alexander has been a director of the Company since October 1996. Mr. Alexander is a retired former director of Imperial Foods Ltd., a food products company, and formerly was the chairman of several subsidiaries thereof.

     Neil R. Austrian, Jr., has been a director of the Company since April 1996. Since March 1998, Mr. Austrian has been a partner with the Rust Group, a private venture capital and investment marketing services partnership. From July 1997 to February 1998, Mr. Austrian was the Chief Financial Officer of Tescorp., Inc., a cable television company, and was Vice President of Operations of Tescorp., Inc. from October 1994 through February 1998. Prior to joining Tescorp., Inc., Mr. Austrian was an associate at Rust Capital, Ltd., a venture capital firm, from 1988 to October 1994. Mr. Austrian holds a BA Degree from Swarthmore College.

     Neil M. Kaufman, Esq., has been a director of the Company since December 1996 and served as the Company's Secretary from December 1996 to December 1997. Mr. Kaufman is currently the principal of Kaufman & Associates, LLC, counsel to the Company. From January 1997 to December 1997, Mr. Kaufman was a partner in Moritt, Hock & Hamroff, LLP ("Moritt Hock"). For four years prior thereto, he was a member of Blau, Kramer, Wactlar & Lieberman, P.C. ("Blau Kramer"). Prior to his affiliation with Blau Kramer, Mr. Kaufman was associated with Lord Day & Lord, Barrett Smith ("Lord Day"). Moritt Hock, Blau Kramer and Lord Day served as counsel to the Company during the periods in which Mr. Kaufman was affiliated or associated with such firms. Mr. Kaufman received a JD degree from New York University School of Law in 1984 and a BA degree from SUNY Binghamton in 1981.

     Martin F. Schacker has been a director of the Company since December 1997. Mr. Schacker also served as a director of the Company from August 1994 to December 1995. From 1991 until the current time, Mr. Schacker has been Chairman of M.S. Farrell & Co., Inc., a Wall Street investment banking and brokerage firm which serves as the Company's investment banker and acted as the representative of the underwriters of the Company's initial public offering. From 1987 through 1991, Mr. Schacker served as Senior Vice President of investments and corporate finance of D.H. Blair & Company, Inc., an investment banking and brokerage firm. Prior to that, Mr. Schacker served as Senior Vice President of Shearson Lehman Brothers, a Wall Street investment banking and brokerage firm. Mr. Schacker received a BA in Business from Hofstra University in 1982. Mr. Schacker is a director of Innapharma, Inc., a Suffern, New York-based biotechnology and contract research company.

     The Company's Board of Directors is classified into three classes. The directors in each class serve for three-year terms. Neil R. Austrian, Jr. and
Marc E.  Jaffe are  members of Class I which  serves  until the  Company's  2000
Annual Meeting of Stockholders. Norman W. Alexander and Neil M. Kaufman are members of Class II which serves until the Company's 1998 Annual Meeting of Stockholders. Mark E. Leininger and Martin F. Schacker are members of Class III which serves until the Company's 1999 Annual Meeting of Stockholders. Directors receive no cash compensation for their services to the Company as directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors. Members of the Board of Directors who are not employees of the Company, of which there currently are four, are eligible to participate in the Company's Outside Director and Advisor Stock Option Plan. During 1997, the Board of Directors met eleven times and acted by unanimous written consent on two occasions. All current directors of the Company attended not less than 75% of such meetings of the Board and committees thereof on which they serve.

     The Audit Committee,  which currently consists of Norman W. Alexander, Neil
R. Austrian, Jr. and Marc E. Jaffe, met once during 1997. The Audit Committee recommends engagement of the Company's independent certified public accountants, and is primarily responsible for reviewing and approving the scope of the audit and other services performed by the Company's independent certified public accountants and for reviewing and evaluating the Company's accounting principles and practices, systems of internal controls, quality of financial reporting and accounting and financial staff, as well as any reports or recommendations issued by the independent accountants.

     The Compensation Committee, which currently consists of Norman W. Alexander and Neil R. Austrian, Jr., held meetings or acted by unanimous written consent thirty times during 1997. The Compensation Committee generally reviews and approves of the Company's executive compensation and currently administers all of the Company Stock Plans.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company, together with written representations received by the Company from applicable parties that no Form 5 was required to be filed by such parties, all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed all such required reports, except that Daniel J. Fraisl failed to timely file two Statements of Changes in Beneficial Ownership of Securities on Form 4 or an Annual Statement of Beneficial Ownership of Securities on Form 5 relating to five grants of stock options by the Company; Lori Kramer Cinnamon failed to timely file a Form 4 relating to two grants of stock options by the Company and two stock purchase transactions by Barry A. Cinnamon, the husband of Ms. Kramer Cinnamon; Joseph V. Szczepaniak failed to timely file two Forms 4 or a Form 5 relating to three grants of stock options by the Company; George Lauro (who resigned as a director on December 20, 1996) failed to timely file a Form 4 or Form 5 relating to one grant of stock options by the Company; Marc E. Jaffe failed to timely file two Forms 4 or a Form 5 relating to two grants of stock options by the Company; and each of Norman Alexander and Neil R. Austrian, Jr. failed to timely file a Form 4 or Form 5 relating to a grant of stock options by the Company. Additionally, pursuant to the Company's stock option repricing program (the "Repricing Program"), pursuant to which certain option holders are permitted to exchange their stock options for 25% fewer options with otherwise identical terms, except that the exercise price thereof is reduced to $1.25 per share, each of Messrs. Alexander, Austrian, Cinnamon, Jaffe and Kaufman, Ms. Kramer Cinnamon, Mark E. Leininger and Eng Chye Low (since resigned as a director) failed to timely file a Form 4 or Form 5 relating to the deemed cancellations and grants of repriced stock options. See "Item 10. Executive Compensation - Repricing of Options."


Item 10.  Executive Compensation.

     The following table sets forth, for the three years ended December 31, 1997, the cash and other compensation paid to all individuals serving as the Company's Chief Executive Officer (or acting in a similar capacity) during 1997 and the two other individuals serving as executive officers of the Company on December 31, 1997 whose total salary and bonus, for services rendered to the Company during 1997, was $100,000 or more (each, a "Named Executive Officer").

                                                                              Long-Term
                                                                             Compensation
                              Annual Compensation                               Awards

                                                                               Securities                All
                                                          Other Annual         Underlying               Other
Name and Principal Position   Year   Salary    Bonus     Compensation(1)         Option              Compensation

Barry A. Cinnamon             1997   $145,481  $111,617          --            305,000(3)                 --
 Chairman of Board            1996     95,000    39,892          --             60,500                    --
 Chief Executive Officer      1995     46,822    26,922          --                -0-                    --
 and President(2)

Mark E. Leininger,            1997   $145,000  $ 39,737          --            300,000(5)                 --
 President, Chief Operating   1996     81,000    35,000          --            225,000                    --
 Officer, Chief Financial     1995     29,442        --          --             20,000                    --
 Officer, Treasurer and Vice
 President - Finance(4)

Robert Gordon(6)              1997  $ 75,100   $ 28,521          --            147,291(7)                 --
 Vice President - Marketing   1996    26,809     35,085          --             75,810                    --
 and Sales                    1995        --         --          --                 --                    --

----------
(1) The value of all perquisites provided did not exceed the lesser of $50,000 or 10% of the officer's salary and bonus.
(2) Mr. Cinnamon resigned as an officer, director and employee of the Company on December 19, 1997. See "Item 3. Legal Proceedings."
(3) Includes options to purchase 5,000 shares of Common Stock granted to Lori Kramer Cinnamon, Mr. Cinnamon's wife.
(4) Mr. Leininger was appointed President of the Company on January 28, 1998. Upon the appointment of Kevin D. Sullivan as Chief Financial Officer, Treasurer and Vice President - Finance on December 19, 1997, Mr. Leininger no longer served in such positions.
(5) Does not include options to purchase 545,000 shares of Common Stock repriced and reduced to options to purchase 408,750 shares of Common Stock under the Repricing Program. See "Repricing of Options" below and "Item
     12.  Certain Relationships and Related Transactions."
(6) Mr. Gordon was hired by the Company on August 2, 1996. Mr. Gordon receives a quarterly bonus based on 2% of the net contribution of the direct mail sales of the Company. One-third of this bonus is paid to Mr. Gordon in cash and the remainder is paid in options to purchase Common Stock at an exercise price equal to the closing price of the Common Stock on the last day of the quarter in which earned.
(7) Does not include options to purchase 214,873 shares of Common Stock repriced and reduced to options to purchase 161,154 shares of Common Stock under the Repricing Program. See "Repricing of Options" below and "Item 12. Certain Relationships and Related Transactions."

Stock Option Grants in 1997

     The following table sets forth (a) the number of shares underlying options granted to each Named Executive Officer during 1997, (b) the percentage the grant represents of the total number of options granted to all Company employees during the 1997, (c) the per share exercise price of each option, (d) the expiration date of each option.


                             Number of Shares     Percentage of Total
                           Underlying Options     Options Granted to         Exercise       Expiration
Name                       Granted During 1997         Employees in 1997       Price            Date

Barry A. Cinnamon.......      300,000                      6.7%                $3.43           2/4/07
Barry A. Cinnamon.......        4,000 (1)                  *                    3.875          1/14/07
Barry A. Cinnamon.......        1,000 (1)                  *                    3.43           2/4/07
Robert Gordon...........        1,735                      *                    3.875         12/31/06
Robert Gordon...........        1,000                      *                    3.43           2/4/07
Robert Gordon...........        1,328                      *                    2.9375         3/31/07
Robert Gordon...........      135,000                      3.0                  2.25           5/13/07
Robert Gordon...........        5,512                       .1                  2.0625         6/29/07
Robert Gordon...........        2,716                      *                    1.1875        10/8/07
Robert Gordon...........       56,250 (2)                  1.3                  1.25           7/31/06
Robert Gordon...........          607 (2)                  *                    1.25          10/14/06
Robert Gordon...........        1,301 (2)                  *                    1.25          12/31/06
Robert Gordon...........          750 (2)                  *                    1.25           2/4/07
Robert Gordon...........          996 (2)                  *                    1.25            3/31/07
Robert Gordon...........      101,250 (2)                  2.3                  1.25           5/13/07
Mark E. Leininger.......      300,000                      6.7                  3.43           2/4/07
Mark E. Leininger.......       15,000 (2)                   .3                  1.25           7/20/05
Mark E. Leininger.......        7,500 (2)                   .2                  1.25           2/19/06
Mark E. Leininger.......       52,500 (2)                   .2                  1.25           4/24/06
Mark E. Leininger.......      108,750 (2)                  2.4                  1.25           9/28/06
Mark E. Leininger.......      225,000 (2)                  5.0                  1.25           2/4/07

----------
*    Less than .1%.
(1)  Represents  options  granted  to  Lori  Kramer  Cinnamon,  the  wife of Mr.
     Cinnamon.
(2)  Represents repriced options.

Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/ SAR Values

     Set forth in the table below is information, with respect to each of the Named Executive Officers, as to the (a) number of shares acquired during 1997 upon each exercise of options granted to such individuals, (b) the aggregate value realized upon each such exercise (i.e., the difference between the market value of the shares at exercise and their exercise price), (iii) the total number of unexercised options held on December 31, 1997, separately identified between those exercisable and those not exercisable, and (iv) the aggregate value of in-the-money, unexercised options held on December 31, 1997, separately identified between those exercisable and those not exercisable.


                                                                                    Value of Unexercised
                          Number of Unexercised Options                           In-the-Money Options at
                             at December 31, 1997                                    December 31, 1997
                         Shares
                        Acquired     Value
Name                   on Exercise  Realized     Exercisable      Unexercisable      Exercisable     Unexercisable
Barry A. Cinnamon(1)..     -0-         -0-         40,080            102,998             -0-             -0-
Mark E. Leininger(2)..     -0-         -0-        147,916            260,834             -0-             -0-
Robert Gordon(2)......     -0-         -0-            -0-            169,382             -0-             -0-

---------
     (1)  Includes   options  to  purchase   19,914   (exercisable)   and  7,831
     (unexercisable) shares of Common Stock granted to Lori Kramer Cinnamon, the wife of Mr. Cinnamon.
     (2) Gives effect to Repricing Program. See "Repricing of Options" below.

Employment Agreements

     The Company entered into employment agreements with each of Barry A. Cinnamon and Lori Kramer Cinnamon, both of which were terminated in connection with their resignations as directors, officers and employees of the Company. See "Item 12. Certain Relationships and Related Transactions."

     The employment agreement with Barry A. Cinnamon provided for him to serve as the President and Chief Executive Officer of the Company for a term expiring in December 1999, with an annual base salary of $150,000, bonuses of 5% of the Company's consolidated net income before taxes and extraordinary items, .15% of the Company's consolidated net sales and .75% of the Company's consolidated gross profits. In October 1996, the Board of Directors determined to pay to Mr. Cinnamon a bonus of $25,000 following the first profitable fiscal quarter of the Company after the Merger.

     The employment agreement with Lori Kramer Cinnamon provided for her to serve as a Vice President of Marketing of the Company for a term expiring in December 1999, with an annual base salary of not more than $40,000, a bonus of 1% of the Company's net income before taxes and extraordinary items and .75% of the Company's gross profit. Under the terms of Ms. Cinnamon's agreement, the Board of Directors may increase Ms. Cinnamon's base salary by not more than 15% per year.

     The Company also has entered into an agreement with Mark E. Leininger (the "Leininger Agreement"), which contains restrictions on the employee engaging in competition with the Company for the term thereof and for up to one year thereafter and provisions protecting the Company's proprietary rights and information. The Leininger Agreement provides for the payment of three times the average annual cash compensation paid by the Company to Mr. Leininger over the previous five years, less $1.00, and the accelerated vesting of all outstanding stock options granted to Mr. Leininger, upon the termination of his employment within six months after a change in control or within six months prior thereto if such termination was without cause. In October 1996, the Board of Directors determined to pay to Mr. Leininger a bonus of $25,000 following the first profitable fiscal quarter of the Company after the Merger.

Company Stock Plans

1994 Long Term Incentive Plan

     The Company has adopted the Company's 1994 Long Term Incentive Plan (the "1994 Incentive Plan") in order to motivate qualified employees of the Company, to assist the Company in attracting employees and to align the interests of such persons with those of the Company's stockholders. The 1994 Incentive Plan provides for the grant of "incentive stock options" within the meaning of the
Section 422 of the Internal Revenue Code of 1986, as amended, "non-qualified stock options," stock appreciation rights, restricted stock, performance grants and other types of awards to officers, key employees, consultants and independent contractors of the Company and its affiliates.

     The 1994 Incentive Plan, which is administered by the Compensation Committee of the Board of Directors (currently comprised of Norman W. Alexander and Neil R. Austrian, Jr.), currently authorizes the issuance of a maximum of 4,000,000 shares of Common Stock, which may be either newly issued shares, treasury shares, re-acquired shares, shares purchased in the open market or any combination thereof. Incentive stock options generally may be granted at an exercise price of not less than the fair market value of shares of Common Stock on the date of grant, and non-qualified stock options may be granted at an exercise price of not less than 85% of such fair market value. If any award under the 1994 Incentive Plan terminates, expires unexercised, or is canceled, the shares of Common Stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. The Company has issued an aggregate 5,000 shares of Common Stock upon exercise of options granted under the 1994 Incentive Plan and options to purchase an aggregate 3,247,439 shares of Common Stock are outstanding under the 1994 Incentive Plan and options to purchase 752,561 shares remain available for grant under the 1994 Incentive Plan as of March 31, 1998.

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

     Under the Director and Advisor Plan, each Non-Employee Director of the Company and each member of the Advisory Committee of the Company (each, an "Outside Director or Advisor"), upon first becoming an Outside Director or Advisor, receives options to purchase 25,000 shares of Common Stock at a price equal to the fair market value of the Common Stock on the date of grant and thereafter receives options to purchase 10,000 shares of Common Stock at a price equal to the per share fair market value of the Common Stock on August 1st of each subsequent year. In March 1997, the Advisory Committee was eliminated. Options awarded to each Outside Director or Advisor become exercisable over a period of two years, and are subject to forfeiture under certain conditions. The Company has issued an aggregate 19,666 shares of Common Stock upon exercise of options granted under the Director and Advisor Plan, options to purchase an aggregate 355,334 shares of Common Stock are outstanding under the Director and Advisor Plan and options to purchase 125,000 shares remain available for grant under the Director and Advisor Plan as of March 31, 1998.

SPC 1989 Stock Plan

     In connection with the Merger, pursuant to the Assumption, the Company assumed all of SPC's obligations under SPC's 1989 Stock Plan (the "SPC 1989
Plan"). The SPC 1989 Plan remains effective and the Company may, until the SPC 1989 Plan terminates in accordance with its terms, at its discretion, grant additional options under the SPC 1989 Plan.

     The SPC 1989 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, stock purchase rights, incentive stock rights, performance grants and other types of awards to officers, key employees, consultants and independent contractors of SPC and the Company. The SPC 1989 Plan, which is administered by the Compensation Committee of the Board of Directors, currently authorizes the issuance of a maximum of 268,050 shares of Common Stock, which may be either newly issued shares, treasury shares, re-acquired shares, shares purchased in the open market or any combination thereof. Incentive stock options generally may be granted at an exercise price of not less than the fair market value of shares of Common Stock on the date of grant; non-qualified stock options may be granted at an exercise price of not less than 50% of such fair market value; incentive stock rights permit the rightsholder to receive cash or shares of Common Stock based upon the Company or the rightsholder obtaining results specified at the time of the granting of such rights; stock appreciation rights (which may be granted in connection with an option grant or as a separate grant) entitles the grantee to receive a cash payment based upon the yield of the Common Stock between grant and exercise; stock purchase rights entitle the rightsholder to purchase shares of Common Stock at a price of not less than 50% of the fair market price of such shares with the Company retaining a diminishing right to repurchase such shares over a specified period should the rightsholder's relationship with the Company terminate; and long term performance awards allow the Company to customize incentive award programs to permit the awarding of cash or Common Stock upon the Company or grantee researching specified levels of performance. If any award under the SPC 1989 Plan terminates, expires unexercised, or is canceled, the shares of Common Stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. The equivalent of 13,849 shares of Common Stock have been issued upon exercise of options granted under the SPC 1989 Plan, the Company has options to purchase an aggregate 32,916 shares of Common Stock outstanding under the SPC 1989 Plan and options to purchase 221,285 shares remain available for grant under the SPC 1989 Plan as of March 31, 1998. The SPC 1989 Plan will terminate in October 1999.

SPC 1991 Stock Option Plan

     In connection with the Merger, pursuant to the Assumption, the Company assumed all of SPC's obligations under SPC's 1991 Stock Option Plan (the "SPC 1991 Plan"). The SPC 1991 Plan remains effective and the Company may, until the SPC 1991 Plan terminates in accordance with its terms, at its discretion, grant additional options under the SPC 1991 Plan.

     The SPC 1991 Plan provides for the grant of incentive stock options, non-qualified stock options and stock purchase rights to officers, key employees, consultants and independent contractors of SPC and the Company. The SPC 1991 Plan, which is administered by the Compensation Committee of the Board of Directors, currently authorizes the issuance of a maximum of 428,880 shares of Common Stock, which may be either newly issued shares, treasury shares, re-acquired shares, shares purchased in the open market or any combination thereof. Incentive stock options generally may be granted at an exercise price of not less than the fair market value of shares of Common Stock on the date of grant; non-qualified stock options may be granted at an exercise price of not less than 85% of such fair market value; and stock purchase rights entitle the rightsholder to purchase shares of Common Stock at a price of not less than 85% of the fair market price of such shares with the Company retaining a diminishing right to repurchase such shares over a specified period should the rightsholder's relationship with the Company terminate. If any award under the SPC 1991 Plan terminates, expires unexercised, or is canceled, the shares of Common Stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. The equivalent of 1,065 shares of Common Stock have been issued upon exercise of options granted under the SPC 1991 Plan, the Company has options to purchase an aggregate 49,244 shares of Common Stock outstanding under the SPC 1989 Plan and options to purchase 378,571 shares remain available for grant under the SPC 1991 Plan as of March 31, 1998. The SPC 1991 Plan will terminate in October 2001.

Repricing of Options

     On August 29, 1997, the Board of Directors approved the Repricing Program pursuant to which the Company has offered to all then-current officers, directors and employees of the Company the opportunity to reduce the exercise price of their respective options granted under the Company Stock Plans to $1.25 per share of Common Stock (the fair market value of the Common Stock as of the close of business on such date); provided, that, as a condition to such repricing, the optionee is required to surrender for cancellation 25% of the options so repriced, which would in all cases be the latest options to become exercisable under each repriced option. Except for such cancellation provision, each repriced option would be identical to the optionee's prior option, except that, during the six-month period commencing from the date of the acceptance of the repricing offer, the options would not be exercisable. The creation of the Repricing Program was approved primarily because of the importance to the Company of having equity incentives in the hands of key officers, directors and employees. The Board believed that stock options which are "out of the money" provide less compensatory incentive to an officer, director and employee who may be considering alternative opportunities. The six month period during which the repriced options may not be exercised was viewed as a means of retaining the services of valued employees for a longer period of time. The Committee decided to include directors and officers in the Repricing Program because of the importance of their leadership, administrative and technical skills to the success of the Company's business. See "Item 12. Certain Relationships and Related Transactions."

Indemnification

     Section 145 of the Delaware General Corporation Law provides that indemnification of directors, officers, employees and other agents of a corporation, and persons who serve at its request as directors, officers, employees or other agents of another organization, may be provided by such corporation.

     The Company's Certificate of Incorporation includes provisions eliminating the personal liability of its directors for monetary damages resulting from breaches of their fiduciary duty except, pursuant to the limitations of the Delaware General Corporation Law, (i) for any breach of the director's duty of loyalty to the Company or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the Delaware General Corporation Law, or any amendatory or successor provisions thereto, or (iv) with respect to any transaction from which the director derived an improper personal benefit. The

Company's By-laws provide indemnification to directors, officers, employees and agents, including against claims brought under state or Federal securities laws, to the full extent allowable under Delaware law. The Company also has entered into indemnification agreements with its directors and executive officers providing, among other things, that the Company will provide defense costs against any such claim, subject to reimbursement in certain events. The Company also maintains a directors and officers liability insurance policy in a coverage amount of $3,000,000, subject to a $200,000 deductible.


Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth the beneficial ownership of shares of voting stock of the Company, as of March 31, 1998, of (i) each person known by the Company to beneficially own 5% or more of the shares of outstanding Common Stock based on filings with the SEC and certain other information, (ii) each of the Company's executive officers and directors, and (iii) all of the Company's executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and investment and voting power is held by, the persons named as owners.

                                 Amount and Nature
Name and Address of               of Common Stock         Percentage Ownership
Beneficial Owner (1)            Beneficial Owned (2)       of Common Stock (3)

Mark E. Leininger........              1,182,817 (4)              12.8
Barry A. Cinnamon (5)....              1,036,817 (6)              11.2
Lori Kramer Cinnamon (5).              1,036,817 (7)              11.2
Howard Milstein..........                889,000 (8)               9.8
Gwyn Jones...............                469,804 (9)               5.2
M.S. Farrell & Co., Inc..                343,305 (10)              3.7
Martin F. Schacker.......                343,305 (11)              3.7
Norman W. Alexander......                121,245 (12)              1.3
Marc E. Jaffe............                 85,414 (13)              1.0
Neil R. Austrian, Jr.....                 63,582 (14)              *
Neil M. Kaufman..........                 58,665 (15)              *
Robert Gordon............                 31,073 (16)              *
Kevin D. Sullivan........                 12,500 (17)              *

All officers and directors

                                                         as a group (10 persons).              1,898,601        (18)         19.5
----------
*    Less than 1.0%.
(1)  Unless  otherwise  indicated,  the  address for each  beneficial  owner listed in the table is Software Publishing  Corporation Holdings,  Inc., 3A
     Oak Road, Fairfield,  New Jersey 07004.
(2)  Unless otherwise indicated, the Company believes that all persons named  in the table have sole voting and investment power with respect to all  shares of Common Stock beneficially owned by them. A person  is  deemed  to be the beneficial owner of securities which may be acquired by such person  within
     60 days from  the  date  on  which  beneficial  ownership  is  to be deter-
     mined upon the exercise of options, warrants or convertible securities.
(3)  Each beneficial owner's  percentage  ownership  is  determined  by assuming that stock options and warrants that are held by such person (but not those held by any other  person) and which  are  exercisable  within  such 60 day period, have been exercised.
(4)  Represents  (a) options to purchase  171,249 shares of Common Stock granted to Mr. Leininger under the Company Stock Plans which are exercisable within the next 60 days,  (b) the 111,248 shares of Common Stock held by the Serif
     (Europe)  Limited Share Ownership  Trust (the "Serif Trust"),  of which Mr.
     Leininger  acts  as  trustee  and  as  to  which  Mr.  Leininger  disclaims beneficial  ownership and (c) the 900,320 presently  outstanding  shares of
     Common  Stock  beneficially  owned  by Barry A.  Cinnamon  and Lori  Kramer
     Cinnamon which Mr Leininger,  as President of the Company, has the proxy to vote pursuant to the terms of the Cinnamon Settlement  Agreement.  Does not include  options to purchase  237,501 shares of Common Stock granted to Mr.
     Leininger  under the Company Stock Plans which are not  exercisable  within the next 60 days.


(5) The address for Mr. Cinnamon and Ms. Kramer Cinnamon is 18480 Hillview Drive, Los Gatos, California 95030.
(6) Includes (a) an aggregate 52,778 shares of Common Stock held by Mr. Cinnamon as custodian for his minor children under the New Jersey Uniform Gift to Minors Act, (b) options to purchase 115,333 shares of Common Stock granted to Mr. Cinnamon under the Company Stock Plans which are exercisable within the next 60 days and (c) options to purchase 21,164 shares of Common Stock granted to Lori Kramer Cinnamon, Mr. Cinnamon's wife, under the Company Stock Plans which are exercisable within the next 60 days. Does not include (a) 990,558 shares of Common Stock issued in connection with the Company's acquisition of the Serif subsidiaries and remaining subject to a Stockholders Agreement, dated as of July 31, 1996 (the
     "Stockholders Agreement"), to which Mr. Cinnamon is a party and pursuant to which the holders of such 990,558 shares (including the Serif Trust, Gwyn Jones and Norman Alexander) have agreed to vote their respective shares of Common Stock for the director-nominees of the Company's Board of Directors and Mr. Cinnamon has agreed to vote all of the securities of the Company owned by him for Mr. Jones or Mr. Jones' nominee (Norman Alexander) as a director of the Company, in each case until July 31, 1998 and (b) options to purchase 6,581 shares of Common Stock granted to Ms. Kramer Cinnamon under the Company Stock Plans which are not exercisable within the next 60 days. Pursuant to the Cinnamon Settlement Agreement, Mr. Cinnamon and Ms. Kramer Cinnamon have granted the President of the Company (presently, Mark E. Leininger) an irrevocable proxy to vote all of the shares of Common Stock owned beneficially or of record by either of them, in any capacity, in such manner as may be determined by the President of the Company in his sole discretion.
(7)  Represents  (a) 847,542  shares of Common  Stock owned of record  by  Barry
     A. Cinnamon, Ms. Kramer Cinnamon's husband, (b) an aggregate of 52,778 shares of Common Stock held by Mr. Cinnamon as custodian for their minor children under the New Jersey Uniform Gift to Minors Act, (c) options to purchase 21,164 shares of Common Stock granted to Ms. Kramer Cinnamon under the Company Stock Plans which are exercisable within the next 60 days and
     (d) options to purchase 115,333 shares of Common Stock granted to Mr. Cinnamon under the Company Stock Plans which are exercisable within the next 60 days. Does not include (a) options to purchase 6,581 shares of Common Stock granted to Ms. Kramer Cinnamon under the Company Stock Plans which are not exercisable within the next 60 days and (b) the 990,558 shares remaining subject to the Stockholders Agreement to which Mr. Cinnamon is a party.
(8) Represents 865,000 shares of Common Stock registered in the name of Howard Milstein ("H. Milstein") and 24,000 shares registered in the name of Ronald L. Altman ("Altman"). Does not include an option (the "Altman Option") to purchase 96,100 shares of Common Stock (the "Altman Option
     Shares") granted to Altman which is not exercisable within the next 60 days. According to a Schedule 13D filed by H. Milstein, Altma, Michael Jesselson ("Jesselson") and Edward Milstein ("E. Milstein" and, collectively with H. Milstein, Altman, and Jesselson, the "Milstein Group"), the individuals comprising the Milstein Group have entered into an agreement, dated as of October 23, 1997 (the "Milstein Group Agreement"), which provides that (a) H. Milstein and E. Milstein each have a 25% beneficial interest in the aggregate 889,000 shares of Common Stock (the "Milstein Group Shares") registered in the names of H. Milstein and Altman, and Jesselson has a 50% beneficial interest in the Milstein Group Shares, (b) Altman has a 15% interest in the net profits or losses to the others collectively resulting from the sale of the Milstein Group Shares and (c) H. Milstein has the sole voting power and dispositive power with regard to all of the Milstein Group Shares. The Milstein Group Agreement also appears to provide that (a) in the event of the sale of the Altman Option, Altman shall receive 50% of the net proceeds thereof (taking into account any sales, commissions or related fees) and the balance of the net proceeds shall be divided among H. Milstein, E. Milstein and Jesselson in the proportion of 25%, 25% and 50%, respectively, (b) if the Altman Option is exercised and the Altman Option Shares are subsequently sold, Altman shall receive 50% of the net proceeds thereof (after taking into account the payment of the exercise price and any costs of disposing of the Altman Option Shares) and the balance of such net proceeds shall be divided among H. Milstein, E. Milstein and Jesselson in the proportion of 25%, 25% and 50%, respectively, and (c) H. Milstein has the sole power to dispose, transfer and vote the Altman Option Shares and to exercise, dispose or transfer the Altman Option. The address for Howard Milstein is c/o Douglas Elliman, 575 Madison Avenue, New York, New York 10022. See "Legal Proceedings."
(9) Does not include any of the shares of Common Stock or other securities of the Company owned by any other party to the Stockholders Agreement. The address for Mr. Jones is Barley Green Farm, Laxfield Road, Stradbrooke Eye, Suffolk, England IP21 5JT.


(10) Includes (a) warrants owned of record by M.S. Farrell Holdings, Inc. ("MSF Holdings"), the corporate parent of MS Farrell, to purchase 113,500 shares of Common Stock which are exercisable within the next 60 days, (b) 62,428 shares of Common Stock owned of record by MSF Holdings, (c) the Underwriters' Purchase Options ("UPOs") owned of record by MS Farrell to purchase 70,244 shares of Common Stock which are exercisable within the next 60 days, (d) warrants owned of record by Martin F. Schacker, the Chairman of the Board of Directors of MS Farrell and controlling person of both MS Farrell and MSF Holdings (see note (11) below), to purchase 48,500 shares of Common Stock and (e) options to purchase 33,333 shares of Common Stock granted to Mr. Schacker under the Company Stock Plans which are exercisable within the next sixty days. Does not include (a) options to purchase 66,667 shares of Common Stock granted to Mr. Schacker under the Company Stock Plans which are not exercisable within the next 60 days or
     (b) shares of Common Stock, UPOs and warrants to purchase an additional 195,561 shares of Common Stock originally granted to MS Farrell which currently are owned by stockholders, directors, managing directors and executive officers of MS Farrell and MSF Holdings and others. The address for MS Farrell is 67 Wall Street, New York, New York 10005.
(11) Represents (a) warrants owned by Mr. Schacker to purchase 48,500 shares of Common Stock which are exercisable within the next 60 days, (b) 77,728 shares of Common Stock owned by MS Farrell and MSF Holdings, each of which Mr. Schacker is Chairman of the Board and the controlling person,
     (c) options to purchase 33,333 shares of Common Stock granted to Mr. Schacker under the Company Stock Plans which are exercisable within the next sixty days, (d) warrants exercisable within the next 60 days to purchase 113,500 shares of Common Stock owned of record by MSF Holdings and (e) UPOs owned by MS Farrell to purchase 70,244 shares of Common Stock. Does not include (a) options to purchase 66,667 shares of Common Stock granted to Mr. Schacker under the Company Stock Plans which are not exercisable within the next 60 days or (b) shares of Common Stock, UPOs and warrants to purchase an additional 195,561 shares of Common Stock originally granted to MS Farrell which currently are owned by stockholders, directors, managing directors and executive officers of MS Farrell and MSF Holdings and others. The address for Mr. Schacker is MS Farrell, 67 Wall Street, New York, New York 10005.
(12) Includes options to purchase 53,332 shares of Common Stock granted to Mr. Alexander under the Company Stock Plans which are exercisable within the next 60 days. Does not include (a) options to purchase 72,918 shares of Common Stock granted to Mr. Alexander under the Company Stock Plans which are not exercisable within the next 60 days or (b) any of the shares of Common Stock or other securities of the Company owned by any other party to Stockholders Agreement. The address for Mr. Alexander is Burnside, Church Walk, Marholm, Peterborough, PE 67H2 England.
(13) Represents options to purchase 85,414 shares of Common Stock granted to Mr. Jaffe under the Company Stock Plans which are exercisable within the next 60 days. Does not include options to purchase 117,086 shares of Common Stock granted to Mr. Jaffe under the Company Stock Plans which are not exercisable within the next 60 days. The address for Mr. Jaffe is Electric Licensing Organization, 386 Park Avenue South, Suite 1900, New York, New York 10016.
(14) Represents (a) 750 shares of Common Stock held in an Individual Retirement Account ("IRA") for the benefit of Mr. Austrian, (b) 750 shares of Common Stock held in an IRA for the benefit of Mr. Austrian's spouse and
     (c) options to purchase 62,082 shares of Common Stock granted to Mr. Austrian under the Company Stock Option Plans which are exercisable within the next 60 days. Does not include options to purchase 71,668 shares of Common Stock granted to Mr. Austrian under the Company Stock Option Plans which are not exercisable within the next 60 days. The address for Mr. Austrian is c/o Rust Group, 327 Congress Avenue, Suite 200, Austin, Texas 78701.
(15) Includes options to purchase 36,665 shares of Common Stock granted to Mr. Kaufman under the Company Stock Plans which are exercisable within the next 60 days. Does not include options to purchase 8,335 shares of Common Stock granted to Mr. Kaufman under the Company Stock Plans which are not exercisable within the next 60 days. The address for Mr. Kaufman is Kaufman & Associates, LLC, 50 Charles Lindbergh Boulevard, Suite 206, Mitchel Field, New York 11553.
(16) Includes options to purchase 26,073 shares of Common Stock granted to Mr. Gordon under the Company Stock Option Plans which are exercisable within the next 60 days. Does not include options to purchase 143,309 shares of Common Stock granted to Mr. Gordon nder the Company Stock Option Plans which are not exercisable within the next 60 days.
(17) Represents options to purchase 12,500 shares of Common Stock granted to Mr. Sullivan under the Company Stock Option Plans which are exercisable within the next 60 days. Does not include options to purchase 37,500 shares of


     Common Stock granted to Mr. Sullivan under the Company Stock Option Plans which are not exercisable within the next 60 days.
(18) Includes (a) an aggregate 712,892 shares of Common Stock issuable upon exercise of the options and warrants discussed in notes (4) and (10) through (17) above which are exercisable within the next 60 days, (b) the 111,248 shares of Common Stock registered in the name of the Serif Trust and (c) the 900,320 shares of Common Stock beneficially owned by Mr. Cinnamon and Ms. Kramer Cinnamon which are subject to the proxy granted to Mr. Leininger, as President of the Company, pursuant to the terms of the Cinnamon Settlement Agreement.


Item 12.  Certain Relationships and Related Transactions.

     Martin F. Schacker, a director of the Company, is Chairman of the Board of Directors of MS Farrell and MSF Holdings, the parent holding company of MS Farrell. MS Farrell acted as placement agent on behalf of the Company in selling an aggregate of 1,115,250 shares of Class A Convertible Preferred Stock of the Company in June 1994 and an additional 75,000 shares of Class A Convertible Preferred Stock in November 1994 for aggregate gross proceeds of $1,190,250. In consideration for its services in connection therewith, MS Farrell received a 10% commission and a 3% non-accountable expense allowance on the gross proceeds of such offering, a warrant which became exercisable for an aggregate of 302,354 shares of Common Stock which MS Farrell has exercised in full for nominal consideration, and certain other consideration. As a result of such warrant exercise, MS Farrell became a holder of more than 5% of the outstanding Common Stock.

     In May 1995, MS Farrell loaned $100,000 to the Company (the "MS Farrell Loan"). The MS Farrell Loan was evidenced by a promissory note in the principal amount of $100,000, bearing interest at a rate equal to fourteen percent (14%) per annum, maturing on the earlier of (i) December 25, 1995 or (ii) the consummation of a subsequent offering of securities other than similar notes. The MS Farrell Loan was secured by the Company's accounts receivable. In June through August 1995, MS Farrell acted as placement agent with respect to an aggregate $459,000 principal amount of additional 14% Promissory Notes issued by the Company to other persons. MS Farrell did not receive any compensation in connection with the sale of these additional 14% Promissory Notes. MS Farrell also acted as placement agent on behalf of the Company in selling an aggregate of $1,250,000 principal amount of promissory notes and 243,902 shares of Common Stock in August 1995. In connection with its services therewith, MS Farrell received a 10% commission and a 3% non-accountable expense allowance on the gross proceeds of such offering. The MS Farrell Loan was repaid from the Company's proceeds of such offering.

     MS Farrell acted as representative of the underwriters of the Company's initial public offering (the "IPO"), which was consummated on December 12, 1995, pursuant to which the Company sold an aggregate 1,142,400 shares of Common Stock for gross proceeds of $5,854,800. As compensation for its underwriting services in connection with the IPO, MS Farrell received a 10% underwriting discount and a 3% non-accountable expense allowance of the gross proceeds from the IPO and Underwriters' Purchase Options to purchase 103,300 shares of Common Stock at $6.15 per share for a four year period terminating on December 5, 2000.

     Pursuant to an engagement agreement, dated December 23, 1993, between the Company and MS Farrell, the Company agreed (a) to use MS Farrell as its exclusive investment banker for a five-year period, (b) to pay monthly consulting fees to MS Farrell of $2,500 until December 1998, in connection with which the Company paid MS Farrell $138,128 through August 20, 1996, and (c) to pay to MS Farrell a fee of 2% of the greater of the maximum commitment under, or the maximum amount actually borrowed by the Company pursuant to, a conventional line of credit extended to the Company by a bank or other short-term lender introduced to the Company by MS Farrell. The Company had the right to terminate the above-described obligations under this engagement agreement upon the payment of $250,000 in cash. In August 1996, in exchange for the right to pay such termination fee in shares of Common Stock, the suspension of payment of obligations under this engagement agreement and certain other consideration, the Company granted to MS Farrell and a designee thereof warrants (the "MSF Warrants")to purchase 500,000 shares of Common Stock exercisable at $6.875 per share for a six-year period and extended the expiration date of the Underwriters' Purchase Options to August 22, 2002. In March 1997, the Company exercised its right to terminate the Company's investment banking obligations to

MS Farrell and, in connection therewith, issued an aggregate of 71,428 shares of Common Stock to MSF Holdings, the parent holding company of MS Farrell, and to one other designee thereof.

     In June 1996, the Company loaned $200,000 to a corporation (the "Debtor") of which MS Farrell is an affiliate and of which Martin F. Schacker, a director of the Company and Chairman of the Board of MS Farrell, is a director and stockholder and Neil M. Kaufman, a director of the Company, is a stockholder. This loan was represented by a promissory note (the "Debtor Note") bearing interest at 14% per annum which was secured by the assets of Debtor. In connection with this loan, the Company also received a warrant (the "Innapharma Warrant") to purchase 100,000 shares of the common stock of Innapharma, Inc., a pharmaceutical company ("Innapharma"), of which MS Farrell may also be considered an affiliate and of which Mr. Schacker is a director, at an exercise price of $5.50 per share. In March 1997, in consideration for a warrant (the "Debtor Warrant") to purchase 100,000 shares of the common stock of the Debtor at an exercise price of $1.00 per share, exercisable for a six year period, the Company agreed to extend the maturity of the Debtor Note and the Company further agreed to exchange the Debtor Note for a similar note (the "Innapharma Note") bearing interest at 12% per annum issued by Innapharma maturing on the earlier of November 27, 1997 or the consummation of an offering of equity securities of Innapharma. In July, 1997, the Innapharma Note was repaid in full (including all accrued interest thereon) and contemporaneously therewith, the Company assigned the Innapharma Warrant to MS Farrell in exchange for a reduction in the number of shares of Common Stock that may be purchased under the MS Farrell Warrants by 100,000 to 400,000 shares.

     Pursuant to a Financial Advisory Agreement, dated as of November 20, 1997 (the "1997 Farrell Agreement"), between the Company and MS Farrell, the Company retained MS Farrell to perform specified financial advisory services for the Company on a non-exclusive basis. In consideration for entering into the 1997 Farrell Agreement, the number of shares of Common Stock that may be purchased upon exercise of the MS Farrell Warrants was reduced by 60,000 to 340,000 shares, the number of shares of Common Stock that may be purchased upon exercise of the Underwriters' Purchase Options was reduced by 15,495 to 87,805 shares, the exercise price of both the MS Farrell Warrants and Underwriters' Purchase Options was reduced to $2.00 per share and MS Farrell waived all anti-dilutive rights under the Underwriters' Purchase Options and MS Farrell Warrants in connection with the Company's October 1997 sale of 962,000 shares of Common Stock in a private placement transaction. Under the 1997 Farrell Agreement, the Company is obligated to pay MS Farrell between 2% and 7% of the aggregate consideration paid in any merger, consolidation, recapitalization, business combination or other stock or asset transaction in which MS Farrell participates as an identifying or introducing agent or in connection with which the Company seeks the advice of MS Farrell. Pursuant to an Amendment to the Financial Advisory Agreement, dated January 10, 1998 (the "1998 Farrell Agreement"), between the Company and MS Farrell, MS Farrell agreed to perform additional financial advisory services for the Company. In consideration for entering into the 1998 Farrell Agreement, the per share exercise price of the MS Farrell Warrants and Underwriters' Purchase Options was reduced to the lesser of: $1.27 or 120% of the sale price of any shares of Common Stock sold by the Company to a source introduced by MS Farrell within the twelve-month period terminating on January 27, 1999; provided, however, that the per share exercise price may not be less than $1.06; and the expiration date of the MS Farrell Warrants and Underwriters' Purchase Options was extended to August 20, 2002.

     Prior to the Company's IPO, Barry A. Cinnamon, formerly the President, Chief Executive Officer and Chairman of the Board of the Company and currently a principal stockholder of the Company, and Richard Bergman, the Company's former Vice President of Product Development, placed into escrow an aggregate of 542,500 shares of Common Stock (the "Escrow Shares"), 500,000 of which shares were placed in escrow by Mr. Cinnamon and 42,500 of which shares were placed in escrow by Mr. Bergman. In April 1996, upon the execution and delivery by the Company of a letter of intent to acquire all of the issued and outstanding capital stock of Serif Inc. and Serif (Europe) Limited, 217,000 shares of Common Stock then held in escrow were released from escrow and delivered to the above-named stockholders, 200,000 of which shares were delivered to Mr. Cinnamon and 17,000 of which shares were delivered to Mr. Bergman (the "April 1996 Escrow Release"). In September 1996, 314,000 of the remaining shares of the Company Common Stock then held in escrow were released from escrow and delivered to Mr. Cinnamon (300,000 shares) and Mr. Bergman (14,000 shares) (the "September 1996 Escrow Release"; and together with the April 1996 Escrow Release, the "Escrow Releases"). Presently, no shares remain in escrow and all of the arrangements relating to the Escrow Shares have been terminated. The Company incurred a compensation expense of approximately $2,773,180 in connection with the Escrow Releases in 1996. See "Item 6. Management's Discussion and Analysis or Plan of Operation."

     In April 1996, Barry A. Cinnamon sold 44,000 shares of Common Stock to MS Farrell for a price equal to $2.00 per share, and, in August 1996, Mr. Cinnamon sold 42,946 shares of Common Stock to MS Farrell for a price equal to $6.00 per share.

     Pursuant to the Cinnamon Agreements, Barry A. Cinnamon and Lori Kramer Cinnamon resigned as officers, directors and employees of the Company and the Company granted Mr. Cinnamon a license to certain aspects of the Company's Intelligent Formatting technology in connection with an Internet database reporting software product which had been under preliminary development by the Company. Mr. Cinnamon and Ms. Kramer Cinnamon are husband and wife. Under the terms of the Cinnamon Settlement Agreement, (a) the Company paid Mr. Cinnamon $56,000, and agreed to (i) reimburse Mr. Cinnamon for his verified reasonable expenses incurred in the normal course of the fulfillment of his duties as an officer and director of the Company, (ii) pay Mr. Cinnamon $10,000 per month for a twenty month period, (iii) continue to make all payments with respect to health insurance for the Cinnamons' benefit comparable to the coverage available to the Company's executive officers through the earlier of December 31, 1999 or such time as Mr. Cinnamon is employed or retained on a substantially full-time basis, (iv) reimburse Mr. Cinnamon for his reasonable moving expenses, up to a maximum of $15,000, and (v) register for resale by Mr. Cinnamon 865,000 shares of Common Stock in the Company's proposed Registration Statement on Form S-3, and (b) (i) Mr. Cinnamon surrendered for cancellation all 60,520 shares of Class B Voting Preferred Stock, Series A, of the Company, (ii) the Cinnamons irrevocably appointed the President of the Company as proxy to vote all shares of Common Stock owned beneficially or of record by either of them, in any capacity, in such manner as may be determined by the President of the Company in his sole discretion, and (iii) the Cinnamons agreed to limit the sale of their shares of Common Stock to a specified schedule under certain circumstances. In addition, the Company and Mr. Cinnamon and Ms. Kramer Cinnamon exchanged releases, the release by Mr. Cinnamon and Ms. Kramer Cinnamon extending to the Company's subsidiaries, officers, directors, stockholders, attorneys and others. See "Item 3. Legal Proceedings."

     In July 1996, the Company acquired all of the issued and outstanding shares of capital stock of Serif Inc. and Serif (Europe) Limited. Pursuant to the terms of the agreements for such acquisitions (the "Serif Acquisition Agreements"), the Company issued to Norman Alexander an aggregate 67,913 shares of Common Stock and agreed to nominate Gwyn Jones or his designee to the Board of Directors of the Company. Mr. Jones, who became a holder of more than 5% of the outstanding Common Stock as a result of the consummation of the Serif
Acquisition Agreements, designated Mr. Alexander as his nominee and Mr. Alexander was elected as a director of the Company in October 1996. In addition, Barry A. Cinnamon, Norman Alexander and the other former stockholders of the Serif companies entered into the Stockholders Agreement pursuant to which each party agreed, for a term of two years, to vote their respective shares of Common Stock in favor of the election as directors of the nominees for directors designated by the Company's Board of Directors and in favor of the election as a director of Mr. Jones or Mr. Jones' designee. Pursuant to the terms of the Serif Acquisition Agreements, the Company entered into a three-year employment agreement with Gwyn Jones, the founder and largest stockholder of Serif, and the Company elected Gwyn Jones as a director in Class II. In October 1996, Mr. Jones resigned as an officer, director and employee of the Company and Serif pursuant to agreements under which Mr. Jones received or is to receive the base salary payable under his employment agreement and certain other consideration, including the elimination of the prohibition on Mr. Jones selling the 469,804 shares of Common Stock which Mr. Jones received pursuant to the Serif Acquisition Agreements and the substitution, in lieu thereof, of a restriction allowing him to sell no more than thirty percent (30%) of the average daily trading volume of Common Stock in any week and certain other restrictions.

     Digital Paper, Inc. ("Digital Paper"), and its stockholders, one of whom is Daniel Fraisl, formerly Vice President - Research and Development of the Company, entered into an amendment to the Stock Purchase Agreement by which SPC acquired Digital Paper, which amendment became effective upon consummation of the Merger. The amendment provided that a remaining payment of $1,650,000 and two incentive payments with an aggregate total of $325,000 upon the attainment of certain product sales and development criteria, which is required by the terms of the Stock Purchase Agreement to be made by SPC to Digital Paper's stockholders in cash or in shares of SPC common stock, be paid in cash or in shares of Common Stock, at the option of each such stockholder. None of the criteria were met in 1996, but were achieved in 1997. Pursuant to a Settlement and General Release Agreement, dated as of July 25, 1997 (the "Fraisl Settlement Agreement"), among Mr. Fraisl, the Company and SPC, Mr. Fraisl resigned as an officer and employee of the Company and SPC and, in connection therewith, received a lump sum payment of $85,000, payment with respect to accrued vacation time and the Company's agreement to make all payments in respect of health insurance for Fraisl's benefit for a six month period. The Company also agreed that all stock options previously granted to Fraisl would remain exercisable through January 24, 1998, to the extent exercisable on July 25, 1997. None of these options were exercised. In addition, pursuant to a Consulting Agreement, dated as of July 25, 1997 (the "Fraisl Consulting Agreement"), between SPC and Fraisl, SPC retained Fraisl for a two year period to provide certain consulting services relating to the Company's Intelligent Formatting technology.

     During 1995, SPC entered into three-year, non-interest-bearing loan agreements with Irfan Salim, the then President and Chief Executive Officer of SPC, in the amount of $300,000, and with Robert T. Iguchi, the then Vice President of North American Sales and Service of SPC, in the amount of $117,000. Both of these obligations were secured by the right to a second deed of trust on their respective homes. During the fourth fiscal quarter of 1996, Mr. Iguchi repaid to the Company the outstanding balance of his loan, in the amount of $117,000. During the SPC 1996 Fiscal Year, SPC forgave $125,000 of Mr. Salim's loan, which was treated as compensation to him. The $175,000 balance of Mr. Salim's loan was due on February 17, 1997. Pursuant to an agreement with Mr. Salim, the Company received $125,000 in full payment of the Company's loan to Mr. Salim.

     During 1996, the Company incurred approximately $350,000 in legal fees to Blau Kramer, then its counsel. During 1997, the Company incurred approximately $480,000 in legal fees to Moritt Hock, then its counsel. Neil M. Kaufman, a director of the Company, was a member of Blau Kramer during 1996 and a partner in Moritt Hock during 1997. Mr. Kaufman currently is the principal of Kaufman & Associates, LLC, counsel to the Company. During 1997, the Company incurred approximately $55,000 in legal fees to the predecessor of Kaufman & Associates, LLC. In 1996 and 1997, Blau Kramer and Moritt Hock acted as counsel to MS Farrell in connection with four private placement transactions, two of such transactions involving Innapharma, and also acted as counsel to the Debtor. Martin F. Schacker, a director of the Company, is Chairman of the Board of MS Farrell and a director of Innapharma; and MS Farrell may also be considered an affiliate of Innapharma.

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

     Pursuant to a Settlement and General Release Agreement, dated as of January 30, 1997 (the "Frazer Settlement Agreement"), among Miriam K. Frazer ("Frazer"), the Company and SPC, Frazer resigned as an officer and employee of the Company and SPC and, in connection therewith, received, among other things, payments aggregating $165,000 and an additional payment with respect to accrued vacation time. The Company also agreed that all stock options previously granted to Frazer would remain exercisable through July 30, 1997, to the extent exercisable on January 30, 1997.

     On January 28, 1998, the Compensation Committee of the Board of Directors of the Company determined to compensate Marc E. Jaffe for his services as Chairman of the Board of Directors of the Company at the rate of $5,000 per month, payable $2,500 in the month of service and $2,500 twelve months after such initial payment. During 1996, the Company paid $2,000 to Electronic Licensing Organization, Inc. ("ELO") in respect of electronic content licensing services. There were no payments made to ELO by the Company in 1997.

     With respect to compensation paid to Barry A. Cinnamon and Mark E. Leininger in their capacities as employees of the Company, see "Item 10. Executive Compensation."

     In connection with the Repricing Program, options held by directors and executive officers granted under the Company Stock Plans were repriced as follows:

                                      Prior Option              Repriced Option (1)
                                 Shares          Per Share           Shares
Optionee                    Underlying Option  Exercise Price   Underlying Option    Expiration Date

Norman W. Alexander.....       25,000            $ 5.03            18,750                 12/19/06
Norman W. Alexander.....       10,000              2.0125           7,500                  7/31/07
Neil R. Austrian, Jr....       25,000              2.75            18,750                  4/25/06
Neil R. Austrian, Jr....       10,000              5.875            7,500                  7/31/06
Neil R. Austrian, Jr....       10,000              2.0125           7,500                  7/31/07
Robert Gordon...........       75,000              5.875           56,250                  7/31/06
Robert Gordon...........          810              6.25               607                 10/14/06
Robert Gordon...........        1,735              3.875            1,301                 12/31/06
Robert Gordon...........        1,000              3.43               750                   2/4/07
Robert Gordon...........        1,328              2.9375             996                  3/31/07
Robert Gordon...........      135,000              2.25           101,250                  5/13/07
Marc E. Jaffe...........        5,000              2.50             3,750                 10/31/04
Marc E. Jaffe...........       25,000              2.75            18,750                   8/2/05
Marc E. Jaffe...........       10,000              5.875            7,500                  7/31/06
Marc E. Jaffe...........       10,000              2.0125           7,500                  7/31/07
Neil M. Kaufman.........       25,000              3.75            18,750                  4/24/06
Neil M. Kaufman.........       25,000              5.03            18,750                 12/19/06
Neil M. Kaufman.........       10,000              2.0125           7,500                  7/31/07
Mark E. Leininger.......       20,000              3.75            15,000                  7/20/05
Mark E. Leininger.......       10,000              4.25             7,500                  2/19/06
Mark E. Leininger.......       70,000              2.75            52,500                  4/25/06
Mark E. Leininger.......      145,000              7.56           108,750                  9/28/06
Mark E. Leininger.......      300,000              3.43           225,000                   2/4/07

---------
     (1)  The exercise price of all options were repriced to $1.25 per share.
     (2) Under the terms of the Cinnamon Settlement Agreement all of the options granted to Mr. Cinnamon and Ms. Kramer Cinnamon will expire on December 19, 1998.


Item 13.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     Set forth below are all exhibits to this Annual Report on Form 10-KSB:

3.1 Composite of Certificate of Incorporation of the Company, as amended to date. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB (Commission File Number: 1-14076), for the quarter ended June 30, 1997, filed with the Commission on August 19, 1997.)
3.2 Certificate of Designations of the Junior Participating Preferred Stock, Series A, filed with the Delaware Secretary of State on March 31, 1998.
3.3       By-laws of the Company, as amended.
4.1       Specimen Common Stock Certificate.
10.1 Company 1994 Long Term Incentive Plan, as amended to date. (Incorporated by reference to Exhibit 10.46 to the Company's Quarterly Report on Form 10-QSB (Commission File Number: 1-14076), for the quarter ended June 30, 1997, filed with the Commission on August 19, 1997.)
10.2 Company Outside Director and Advisor Stock Option Plan, as amended to date. (Incorporated by reference to Exhibit 10.47 to the Company's Quarterly Report on Form 10-QSB (Commission File Number: 1-14076), for the quarter ended June 30, 1997, filed with the Commission on August 19, 1997.)
10.3 SPC 1987 Stock Option Plan. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration
          Number: 333-19509),  filed with the  Commission on January 10, 1997.)

10.4 SPC 1989 Stock Plan. (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Registration Number:
          333-19509), filed with the Commission on January 10, 1997.)
10.5      SPC  1991  Stock Option Plan.  (Incorporated  by  reference to Exhibit
          4.3 to the Company's Registration Statement on Form S-8  (Registration
          Number: 333-19509), filed with the Commission on January 10, 1997.)
10.6 Employment Agreement dated as of December 27, 1993, as amended through Amendment No. 6, between the Company and Barry A. Cinnamon.
          (Incorporated by reference to Exhibit 10.3 to the Company's  Amendment
           No. 1 to Registration  Statement on Form  SB-2  (Registration Number:
          33-97184),  filed   with   the   Commission   on   November  6,  1995,
          Exhibit 10.30 to the Company's Quarterly Report on Form 10-QSB (Commission File Number: 1-14076), for the quarter ended March 31, 1996, filed with the Commission on May 14, 1996, and Exhibit 10.35 to the Company's Quarterly Report on Form 10-QSB (Commission File
          Number: 1-14076), for the quarter ended September 30, 1996, filed with the Commission on November 5, 1996.)
10.7      Amendment No. 7 to  Employment Agreement between the Company and Barry
          A. Cinnamon. (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-KSB (Commission File Number:
          1-14076), for the year ended December 31, 1996, filed with the Commission on April 15, 1997.)
10.8 Employment Agreement dated as of December 27, 1993, as amended through Amendment No. 3, between the Company and Lori Kramer Cinnamon. (Incorporated by reference to Exhibit 10.4 to the Company's Amendment No. 1 to Registration Statement on Form SB-2 (Registration Number:
          33-97184), filed with the Commission on November 6, 1995.)
10.9 Settlement and General Release Agreement, dated as of September 26, 1997, among Joseph Szczepaniak, the Company and Software Publishing Corporation. (Incorporated by reference to Exhibit 10.52 to the Company's Quarterly Report on Form 10-QSB (Commission File Number:
          1-14076), for the quarter ended September 30, 1997, filed with the Commission on November 14, 1997.)
10.10 Settlement and General Release Agreement, dated s of July 25, 1997, among Daniel J. Fraisl, the Company and Software Publishing Corporation. (Incorporated by reference to Exhibit 10.48 to the Company's Quarterly Report on Form 10-QSB (Commission File Number:
          1-14076), for the quarter ended June 30, 1997, filed with the Commission on August 19, 1997.)
10.11 Agreement dated October 25, 1996 between the Company and Mark E. Leininger. (Incorporated by reference to Exhibit 10.36 to the Company's Quarterly Report on Form 10-QSB (Commission File Number:
          1-14076), for the quarter ended September 30, 1996, filed with the Commission on November 5, 1996.)
10.12     Agreement  and  Plan  of  Reorganization  dated  as of October 1, 1996
          among  the Company,   SPC   and   SPC   Acquisition   Corporation.
          (Incorporated by reference to Exhibit 2 to the Company's Registration Statement on Form S-4 (Registration Number: 333-16449), filed with the Commission on November 21, 1996.)
10.13 Form of Bridge Unit Subscription Agreement. (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form SB-2 (Registration Number: 33-97184), filed with the Commission on September 21, 1995.)
10.14 Stock Option Agreement dated as of August 2, 1994 between the Company and Berlitz Publishing Company, Inc. (Incorporated by reference to
          Exhibit 10.10 to the Company's Registration Statement on Form SB-2 (Registration Number: 33-97184), filed with the Commission on September 21, 1995.)
10.15 Settlement and General Release Agreement dated as of January 30, 1997 between the Company and Miriam K. Frazer. (Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-KSB (Commission File Number: 1-14076), for the year ended December 31, 1996, filed with the Commission on April 15, 1997.)
10.16 Agreement, dated June 14, 1994, as amended, between the Company, M.S. Farrell & Co., Inc. and the holders of shares of Class A Convertible Preferred Stock. (Incorporated by reference to Exhibit 10.20 to the
          Company's   Registration   Statement  on  Form  SB-2   (Registration
          Number: 33-97184), filed with the Commission on September  21, 1995.)
10.17 Form of Indemnification Agreement between the Registrant and its executive officers and directors. (Incorporated by reference to
          Exhibit 10.8 to the Company's Registration Statement on Form SB-2 (Registration Number: 33-97184), filed with the Commission on September 21, 1995.)
10.18     Form of  Underwriters'  Purchase  Option (Specimen).
10.19 Form of Lock-Up Agreement dated as of July 31, 1996 relating to limitations on stock sales between the Company and each of the former stockholders of Serif Inc. (Incorporated by reference to Exhibit
          10.21 to the  Company's  Annual  Report  on  Form 10-KSB   (Commission
          File Number: 1-14076), for the year ended December 31, 1996, filed with the Commission on April 15, 1997.)

10.20 Form of Lock-Up Agreement dated as of July 31, 1996 relating to limitations on stock sales between the Company and each of the former stockholders of Serif (Europe) Limited. (Incorporated by reference to
          Exhibit 10.22 to the Company's Annual Report on Form 10-KSB (Commission File Number: 1-14076), for the year ended December 31,
          1996, filed  with the Commission   on  April  15,   1997.)
10.21 Agreement and Plan of Reorganization dated as of July 31, 1996 among the Company, Serif Inc., Gwyn Jones and all other stockholders of Serif Inc. (Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K (Date of Report: July 31, 1996) (Commission File Number: 1-14076), filed with the Commission on August 13, 1996.)
10.22 Agreement and Plan of Reorganization dated as of July 31, 1996 among the Company, Serif (Europe) Limited, Gwyn Jones and all other stockholders of Serif (Europe) Limited. (Incorporated by reference to
          Exhibit  4.4 to the  Company's  Current  Report  on Form 8-K  (Date of
          Report: July 31, 1996) (Commission File Number: 1-14076), filed with the Commission on August 13, 1996.)
10.23 Registration Rights Agreement dated July 31, 1996 between the Company and the former stockholders of Serif Inc. and Serif (Europe) Limited. (Incorporated by reference to Exhibit 10.31 to the Company's Current Report on Form 8-K (Date of Report: July 31, 1996) (Commission File Number: 1-14076), filed with the Commission on August 13, 1996.)
10.24 Escrow Agreement dated July 31, 1996, among the Company, Serif Inc., the former stockholders of Serif Inc., Gwyn Jones and Blau, Kramer, Wactlar & Lieberman, P.C. (Incorporated by reference to Exhibit 2 to the Schedule 13D Statement of Barry A. Cinnamon, with respect to the Common Stock of the Company, filed with the Commission on October 31, 1996.)
10.25 Localization and Distribution Agreement for Harvard Graphics Windows Products dated February 16, 1995 between Choten, Inc. and SPC. (Incorporated by reference to Exhibit 10.21 to Software Publishing Corporation's Annual Report on Form 10-K (Commission File Number:
          0-14025), for the fiscal year ended September 30, 1995, filed with the Commission on December 29, 1995.)
10.26 Escrow Agreement dated July 31, 1996, among the Company, Serif (Europe) Limited, the former Stockholders of Serif (Europe) Limited, Gwyn Jones and Blau, Kramer, Wactlar & Lieberman, P.C. (Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-KSB (Commission File Number: 1-14076), for the year ended December 31, 1996, filed with the Commission on April 15, 1997.)
10.27 Lease Agreement dated September 7, 1995 between Community Towers LLC and the Company, for facilities located at 111 North Market Street, San Jose, California. (Incorporated by reference to Exhibit 10.22 to Software Publishing Corporation's Annual Report on Form 10-K (Commission File Number: 0-14025), for the fiscal year ended September 30, 1995, filed with the Commission on December 29, 1995.)
10.28 Stockholders' Agreement dated as of July 31, 1996 among Barry A. Cinnamon, Gwyn Jones and the former stockholders of Serif Inc. and Serif (Europe) Limited. (Incorporated by reference to Exhibit 1 to the Schedule 13D Statement of Barry A. Cinnamon, with respect to the Common Stock of the Company, filed with the Commission on October 31, 1996.)
10.29 Letter Agreement dated October 24, 1996 between the Company and Gwyn Jones. (Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-KSB (Commission File Number: 1-14076), for the year ended December 31, 1996, filed with the Commission on April 15, 1997.)
10.30 Compromise Agreement executed October 24, 1996 between the Company and Gwyn Jones. (Incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-KSB (Commission File Number:
          1-14076), for the year ended December 31, 1996, filed with the Commission on April 15, 1997.)
10.31     Settlement and General  Release  Agreement  dated as of July 23,  1996
          among  the  Company,   Richard   Bergman   and   Barry   Cinnamon.
          (Incorporated by reference to Exhibit 10.32 to the Company's Current Report on Form 8-K (Date of Report: July 31, 1996) (Commission File
          Number:  1-14076), filed with the Commission on August 13, 1996.)
10.32 Escrow Agreement dated as of December 27, 1993, as amended through September 5, 1996, among the Company, Barry A. Cinnamon, Richard Bergman and Blau, Kramer, Wactlar & Lieberman, P.C. (Incorporated by reference to Exhibit 10.25 to the Company's Amendment No. 1 to Registration Statement on Form SB-2 (Registration Number: 33-97184), filed with the Commission on November 6, 1995, Exhibit 10.32 to the Company's Quarterly Report on Form 10-QSB (Commission File Number:
          1-14076), for the quarter ended March 31, 1996, filed with the Commission on May 14, 1996, and Exhibit 10.34 to the Company's
          Quarterly Report on Form 10-QSB (Commission File Number: 1-14076), for the quarter ended September 30, 1996, filed with the Commission on November 5, 1996.)

10.33     Escrow   Agreement   dated  as  of  May  25, 1995, as amended  through
          September 5, 1996, among the Company, Barry A. Cinnamon, Richard Bergman and Blau, Kramer, Wactlar & Lieberman, P.C. (Incorporated by reference to Exhibit 10.26 to the Company's Amendment No. 1 to Registration Statement on Form SB-2 (Registration Number: 33-97184), filed with the Commission on November 6, 1995, and Exhibit 10.34 to the Company's Quarterly Report on Form 10-QSB (Commission File Number:
          1-14076), for the quarter ended September 30, 1996, filed with the Commission on November 5, 1996.)
10.34 Stock Purchase Agreement dated March 31, 1995 among SPC, Digital Paper, Inc., Daniel J. Fraisl, Carl Meyer and Anthony N. Hoeber. (Incorporated by reference to Exhibit 10.4 to Software Publishing
          Corporation's  Quarterly Report on Form 10-Q  (Commission File Number:
          0-14025), for the quarter ended March 31, 1995, filed with the Commission on May 15, 1995.)
10.35 Amendment to Stock Purchase Agreement dated as of April 2, 1996 among SPC, Digital Paper, Inc. Daniel J. Fraisl, Carl Meyer and Anthony N. Hoeber. (Incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-KSB (Commission File Number:
          1-14076), for the year ended December 31, 1996, filed with the Commission on April 15, 1997.)
10.36 Amendment No. 2 to Stock Purchase Agreement dated October 1, 1996 among SPC, Digital Paper, Inc., Daniel J. Fraisl, Carl Meyer and Anthony N. Hoeber. (Incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-KSB (Commission File Number:
          1-14076), for the year ended December 31, 1996, filed with the Commission on April 15, 1997.)
10.37 Asset Purchase Agreement dated as of May 1, 1996 between the Company and BizEd, Inc. (Incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-KSB (Commission File Number:
          1-14076), for the year ended December 31, 1996, filed with the Commission on April 15, 1997.)
10.38 Consulting Agreement dated as of May 1, 1996 between the Company and Clifford J. Schorer, Jr. (Incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-KSB (Commission File Number:
          1-14076), for the year ended December 31, 1996, filed with the Commission on April 15, 1997.)
10.39 Form of MS Farrell Warrant Certificate issued to MS Farrell & Co., Inc. and certain other persons.
10.40 Letter Agreement dated March 27, 1997 between the Company and M.S. Farrell & Co., Inc. (Incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-KSB (Commission File
          Number: 1-14076), for the year ended December 31, 1996, filed with the Commission on April 15, 1997.)
10.41 Consulting Agreement, dated as of July 25, 1997, between the Company and Daniel J. Fraisl. (Incorporated by reference to Exhibit 10.49 to the Company's Quarterly Report on Form 10-QSB (Commission File
          Number: 1-14076), for the quarter ended June 30, 1997, filed with the Commission on August 19, 1997.)
10.42 Form of Subscription Agreements, each dated October 23, 1997, between the Company and each of Ronald L. Altman (with respect to 24,000 shares of Common Stock), Gerold M. Fleischner (with respect to 24,000 shares of Common Stock), Howard Milstein (with respect to 865,000 shares of Common Stock), Patriot Group, LP (with respect to 24,000 shares of Common Stock) and Stephen P. Rosenblatt (with respect to 24,000 shares of Common Stock). (Incorporated by reference to
          Exhibit 10.50 to the Company's Quarterly Report on Form 10-QSB (Commission File Number: 1-14076), for the quarter ended September 30, 1997, filed with the Commission on November 14, 1997.)
10.43     Registration  Rights  Agreement,  dated  October  23, 1997,  among the
          Company,  Ronald  L.  Altman,  Gerold M. Fleischner, Howard  Milstein,
          Patriot Group, LP and Stephen P. Rosenblatt. (Incorporated by reference to Exhibit 10.51 to the Company's Quarterly Report on Form 10-QSB (Commission File Number: 1-14076), for the quarter ended September 30, 1997, filed with the Commission on November 14, 1997.)
10.44     Option,  dated  October  23,  1997,  issued  to  Ronald  L.   Altman.
          Incorporated by reference to Exhibit 10.53 to the Company's Quarterly Report on Form 10-QSB (Commission File Number: 1-14076), for the quarter ended September 30, 1997, filed with the Commission on November 14, 1997.)
10.45 Settlement and Release Agreement, dated December 19, 1997, among the Registrant, Barry A. Cinnamon and Lori Kramer Cinnamon. (Incorporated by reference to Exhibit 10.54 to the Company's Current Report on Form 8-K (Date of Report: December 19, 1997) (Commission File Number: 1-14076), filed with the Commission on December 30, 1997.)
10.46     License   Agreement,   dated  December  19,  1997,  between  Software
          Publishing Corporation and Barry A. Cinnamon. (Incorporated by reference to Exhibit 10.55 to the Company's Current Report on Form 8-K (Date of Report: December 19, 1997) (Commission File Number:
          1-14076), filed with the Commission on December 30, 1997.)

10.47 Financial Advisory Agreement, dated as of November 20, 1997, between the Registrant and M.S. Farrell & Co., Inc.
10.48     Amendment  to  the  Financial  Advisory   Agreement,  dated  as   of
          January 28, 1998,  between the Registrant and M.S. Farrell & Co., Inc.
10.49 Amendment No. 1 to Escrow Agreement, dated as of April 1, 1997, among the Company, Serif Inc., Norman W. Alexander, Moritt, Hock & Hamroff, LLP and Blau, Kramer, Wactlar & Lieberman, P.C.
10.50 Amendment No. 1 to Escrow Agreement, dated as of April 1, 1997, among the Company, Serif (Europe) Limited, Norman W. Alexander, Moritt, Hock & Hamroff, LLP and Blau, Kramer, Wactlar & Lieberman, P.C.
10.51 Rights Agreement, dated as of March 31, 1998, between the Company and American Stock Transfer & Trust Company.
21        Subsidiaries of the Company.
23.1      Consent of Ernst & Young LLP.
23.2 Consent of Richard A. Eisner & Company, LLP. 23.3 Consent of Ernest & Young U.K.
24 Powers of Attorney (set forth on the signature page of this Annual Report on Form 10-KSB).
27        Financial Data Schedule.

(b) Reports on Form 8-K.

     On December 30, 1997, the Company filed a Current Report on Form 8-K (Date of Report: December 19, 1997) with the Commission reporting, as an Item 5 disclosure, the restructuring of the Company's operations and management. No financial statements were required to be or were filed with this Form 8-K. This Form 8-K was amended by Amendment No. 1 on Form 8-K/A, filed with the Commission on January 9, 1998.

     On February 13, 1998 the Company filed a Current Report on Form 8-K (Date of Report: February 11, 1998) with the Commission reporting, as an Item 4 disclosure, the change in the Company's auditors. This Form 8-K was amended by Amendment No.1 on Form 8-K/A filed with the Commission on February 17, 1998.

                          Index to Financial Statements

Independent Auditors' Reports..............................................F-2
Balance Sheet at December 31, 1997 ........................................F-5
Statements of Operations for the years ended December 31,
  1997 and 1996............................................................F-6
Statements of Stockholders' Equity for the years ended
  December 31, 1997 and 1996...............................................F-7
Statements of Cash Flows for the years ended December
  31, 1997 and 1996........................................................F-8
Notes to Financial Statements..............................................F-9

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Software Publishing Corporation Holdings, Inc.
Fairfield, New Jersey

We  have  audited  the  consolidated  balance  sheet  of   Software   Publishing
Corporation Holdings, Inc. and subsidiaries (formerly Allegro New Media, Inc. and subsidiaries) as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Serif (Europe) Limited, a wholly owned subsidiary, which statements reflected total assets of $2,594,742 at December 31, 1997 and total revenues of $7,266,486 for the year then ended. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Serif (Europe) Limited is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Software Publishing Corporation Holdings, Inc. and subsidiaries as of December 31, 1997, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 9, the Company has applied to enter into a closing agreement with the Internal Revenue Service with respect to dual consolidated losses previously utilized by a wholly owned subsidiary of the Company, Software Publishing Corporation ("SPC"). Such closing agreement, if not consummated, will require the Company to recognize a tax of approximately $8 million on approximately $24.5 million of SPC's previous dual consolidated losses.

                                        /s/ Richard A. Eisner & Company, LLP
New York, New York
April 15, 1998

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Serif (Europe) Limited

We have audited the accompanying balance sheet of Serif (Europe) Limited as of December 31, 1997, and the related statements of operations, cash flows and shareholders' equity for the year then ended. The financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Serif (Europe) Limited at December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with United States generally accepted accounting principles.


                                                  /s/ Ernst & Young
                                                  Ernst & Young
                                                  Chartered Accountants

April 9, 1998
Nottingham, England

Board of Directors
Software Publishing Corporation Holdings, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and cash flows of Software Publishing Corporation Holdings, Inc. and subsidiaries (formerly, Allegro New Media, Inc.) for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations, changes in stockholders' equity and cash flows of Software Publishing Corporation Holdings, Inc. and subsidiaries (formerly, Allegro New Media, Inc.) for the year ended December 31, 1996 in conformity with generally accepted accounting principles.


                                                  /s/Ernst & Young

Hackensack, New Jersey
April 14, 1997

        Software Publishing Corporation Holdings, Inc. and Subsidiaries
               (Formerly Allegro New Media, Inc. and Subsidiaries)

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1997



                                     ASSETS

Current assets:
    Cash and cash equivalents. . . . . . . . . . . . . . .         $ 2,586,753
    Marketable securities. . . . . . . . . . . . . . . . .             173,600
    Accounts receivable, less allowances of $623,000                 1,324,102
    Inventories. . . . . . . . . . . . . . . . . . . . . .             567,336
    Prepaid expenses and other current assets. . . .                   329,591
                                                                   ___________
              Total current assets . . . . . . . . . . . .           4,981,382

Property and equipment, net. . . . . . . . . . . . . . . .             568,888
Acquired software, net of accumulated amortization of $2,460,250     4,446,750
Goodwill, net of accumulated amortization of $106,173. . .             268,559
Restricted cash. . . . . . . . . . . . . . . . . . . . . .             300,000
Other assets . . . . . . . . . . . . . . . . . . . . . . .              63,923
                                                                   ___________
              Total assets . . . . . . . . . . . . . . . .         $10,629,502
                                                                   ___________


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable . . . . . . . . . . . . . . . . . . .         $ 3,015,198
    Accrued liabilities. . . . . . . . . . . . . . . . . .           4,112,267
    Current portion of long-term debt. . . . . . . . . . .             173,866
                                                                   ___________

              Total current liabilities. . . . . . . . .             7,301,331

Long-term debt, less current maturities. . . . . . . . .               184,765
                                                                   ___________
              Total liabilities. . . . . . . . . . . . .             7,486,096
                                                                   ___________

Commitments and contingencies. . . .. . . . . . . . . . .                   --

Stockholders' equity: . . . . . . . . . . . . . . . . . .                   --
  Serial Preferred Stock,  authorized  1,939,480 shares,
    none issued and  outstanding. . . . . . . . . . . . .                   --
  Class B Voting  Preferred  Stock,  Series  A,  60,520
    shares authorized, none issued and outstanding. . . .                   --
  Common stock, par value $.001 per share, authorized
    30,000,000 shares; issued and outstanding 9,011,418
    shares. . . . . . . . . . . . . . . . . . . . . . . .                9,011
  Additional paid-in capital. . . . . . . . . . . . . . .           42,965,813
  Accumulated deficit . . . . . . . . . . . . . . . . . .          (39,831,418)
                                                                   ___________
              Total stockholders' equity. . . . . . . . .            3,143,406
                                                                   ___________
              Total liabilities and stockholders' equity.   $       10,629,502


           See report of independent auditors and accompanying notes.

        Software Publishing Corporation Holdings, Inc. and Subsidiaries
               (Formerly Allegro New Media, Inc. and Subsidiaries)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Year Ended December 31,
                                                   1997                   1996
Net sales................................      $ 17,156,865        $  4,700,955
Cost of goods sold.......................         4,155,749           1,817,688
                                               ____________         ___________
             Gross profit................        13,001,116           2,883,267

Selling, general and administrative expenses    (19,314,385)         (7,496,665)
Costs associated with release of escrow shares           --          (2,773,180)
Product development.....................         (3,227,215)         (1,077,615)
In-process research and development acquired             --         (17,514,000)
Restructuring expenses.................            (375,902)         (1,104,353)
Other income, net......................             195,655             121,380
                                               ____________         ___________
             Loss before income taxes..        $ (9,720,731)       $(26,961,166)

Income taxes...........................             (47,035)            (78,201)
                                               ____________         ___________


              Net loss.................        $ (9,767,766)       $(27,039,367)
                                               ____________         ___________

Loss per common share:
  Net loss per common share -
    basic and diluted..................        $      (1.19)       $      (7.48)
  Weighted average number of common shares
    outstanding - basic and diluted....           8,203,065           3,614,479


    See report of independent auditors and accompanying notes.

                Software Publishing Corporation Holdings, Inc. and Subsidiaries
                      (Formerly Allegro New Media, Inc. and Subsidiaries)

                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                   Class B                                Additional                    Total
                                               Voting Preferred        Common Stock         Paid-In    Accumulated   Stockholders'
                                                Stock Series A       $.001 Par Value        Capital      Deficit        Equity
                                              -----------------      ---------------      ----------   -----------   ------------
                                              Shares      Amount     Shares    Amount
Balance at December 31, 1995.............     60,520      $   61   3,335,077  $ 3,335   $ 6,158,753   $ (3,024,285)  $  3,137,864
Issuance of common stock from exercise
    of options...........................                             19,666       20        73,728                        73,748
Issuance of common stock upon exercise of
    over-allotment option................                            109,400      109       464,777                       464,886
Issuance of common stock purchase warrants                                                  767,297                       767,297
Issuance of common stock and options in
    connection with business combinations                          4,376,162    4,376    31,352,643                    31,357,019
Issuance of common stock and common stock to
    be issued for services and compensation                           19,938       20       141,059                       141,079
Costs associated with the release of
    escrow shares........................                                                 2,773,180                     2,773,180
Net loss.................................                                                               (27,039,367)  (27,039,367)
                                             _______      ______   _________  _______    ___________  _____________  _____________
Balance at December 31, 1996.............    60,520       $   61   7,860,243  $ 7,860    $41,731,437  $(30,063,652)  $ 11,675,706

Issuance of common stock in payment of
    liabilities for services in connection
    with business combinations...........                            111,272      111           (111)
Issuance of common stock in payment of
    liability for services...............                              2,475        3         14,997                       15,000
Issuance of common stock in connection with
    cancellation of agreement for services                            71,428       71        249,929                      250,000
Issuance of common stock from exercise
    of options...........................                              5,000        5          9,995                       10,000
Sale of common stock.....................                            961,000      961        959,505                      960,466
Retirement of Class B Voting Preferred
    Stock, Series A......................   (60,520)      $  (61)                                 61                           --
Net loss.................................                                                               (9,767,766)     (9,767,766)
                                             _______      ______   _________  _______    ___________  _____________  _____________
Balance at December 31, 1997.............          0      $    0   9,011,418  $ 9,011    $42,965,813  $(39,831,418)  $   3,143,406


                                       See report of independent auditors and accompanying notes.

        Software Publishing Corporation Holdings, Inc. and Subsidiaries
               (Formerly Allegro New Media, Inc. and Subsidiaries)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Year Ended December 31,
                                                        1997               1996
Operating activities:
Net loss....................................      $ (9,767,766)    $(27,039,367)
Adjustments to reconcile net loss to net
    cash used in operating activities:
  Depreciation and amortization.............         6,358,731          293,781
  Costs associated with the release of
    escrow stock...........................                 --        2,773,180
  Costs associated with issuance of common
    stock and common stock purchase warrants                --          908,376
  In-process research and development acquired              --       17,514,000
  Provisions for accounts receivable........           171,000          501,000
  Sale of marketable securities.............         6,154,580
  Changes in operating assets and liabilities:
    Accounts receivable.....................           496,688          209,231
    Inventories.............................           146,251           14,850
    Prepaid expenses and other current assets          (93,742)         (37,417)
    Other assets............................            59,938          171,613
    Accounts payable........................          (493,863)          22,782
    Accrued liabilities.....................        (5,808,791)       4,454,367
                                                  _____________    _____________
    Net cash used in operating activities...        (2,776,974)        (213,604)
                                                  _____________    _____________

Investing activities:
Purchase of property and equipment..........          (266,275)        (116,896)
Restricted cash draw downs..................         1,350,000
Cash and cash equivalents acquired in
  business combination, net of cash paid....               --         1,963,342
                                                  _____________    _____________

              Net cash provided by investing
              activities....................        1,083,725         1,846,446
                                                  _____________    _____________

Financing activities:
Proceeds from issuance of notes payable.....                            124,873
Proceeds from sale of common stock..........          970,466           538,634
Payment of long-term debt...................       (1,523,918)
Costs incurred to register common stock.....               --          (391,167)
                                                  _____________    _____________
              Net cash (used in) provided
              by financing activities.......         (553,452)          272,340
                                                  _____________    _____________

(Decrease) increase in cash and cash equivalents   (2,246,701)        1,905,182
Cash and cash equivalents at beginning of year      4,833,454         2,928,272
                                                  _____________    _____________
Cash and cash equivalents at end of year....      $ 2,586,753      $  4,833,454

Supplemental   disclosure  of  noncash   financing  and  investing   activities:
Activities in connection with business combinations:
  Short-term investments acquired...........               --      $  6,328,180
  Common stock and stock options issued, net               --        31,357,019
  Notes payable assumed.....................               --         1,757,675
  Restricted cash...........................               --         1,650,000
Common stock issued in payment of
    liabilities for services................      $   265,000

Supplemental  disclosures  of cash flow  information:
Cash paid during the year for:
  Interest paid.............................      $    60,328
  Income taxes..............................            1,974

           See report of independent auditors and accompanying notes.

        Software Publishing Corporation Holdings, Inc. and Subsidiaries
               (Formerly Allegro New Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997

     1.   Summary of Significant Accounting Policies

Nature of Business

     Software Publishing Corporation Holdings, Inc. (formerly known as Allegro New Media, Inc.) ("SPCH") and subsidiaries (collectively, the "Company"), is an international developer and supplier of desktop publishing, presentation graphics and business productivity computer software products to corporate customers, consumers, retail and wholesale customers and original equipment manufacturers primarily in the United States and Europe.

Liquidity and Basis of Presentation

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has a working capital deficiency of $2,319,949 as of December 31, 1997. If the Company does not attain its revenue and cash collection goals or if the Company's cash resources are not sufficient, it may be necessary to obtain additional financing to fund the Company's operations. The Company is considering an equity offering; however, there can be no assurance that the Company will be successful in such an offering or in obtaining other sources of financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principles of Consolidation

     The consolidated financial statements include the accounts of SPCH and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The translation of foreign currencies into United States dollars for subsidiaries where the local currency is the functional currency is performed for balance sheet accounts using the exchange rate in effect at year end and for revenue and expense accounts using an average rate for the period. For foreign operations which are considered an extension of United States operations, the United States dollar is used as the functional currency. Gains and losses resulting from remeasurement and foreign currency transactions are included in the results of operations.

Business Combinations

     The Company has accounted for all business combinations under the purchase method of accounting. Under this method the purchase price is allocated to the assets and liabilities of the acquired enterprise as of the acquisition date based on their estimated respective fair values and are subject to revision for a period not to exceed one year from the date of acquisition. The results of operations of the acquired enterprise are included in the Company's consolidated financial statements for the period subsequent to the acquisition. Stockholders' equity as of December 31, 1996 includes amounts for shares required to be issued in connection with one of these transactions.

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

        Software Publishing Corporation Holdings, Inc. and Subsidiaries
               (Formerly Allegro New Media, Inc. and Subsidiaries)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997

goods on a consignment basis. Revenues on these transactions are recognized upon the sale of products to the ultimate customer. Revenue for "locked versions" of software are recognized when customers purchase an unlocking code.

Cash Equivalents

     Cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased.

Inventories

     Inventories, which are principally finished goods, are stated at the lower of cost (first-in, first-out) or market.

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

Property and Equipment

     Property and equipment are stated at cost. Depreciation is provided on a straight-line basis based upon the estimated useful lives of the related assets, generally 3 to 7 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the life of the improvement or the remainder of the lease term.

Goodwill

     Goodwill represents costs in excess of net assets of businesses acquired in purchase transactions. Goodwill is being amortized on a straight-line basis over 5 years. Goodwill associated with the Software Publishing Corporation acquisition (Note 2) was reduced during to reflect the settlement and adjustment of acquisition and pre-acquisition liabilities and accruals.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. These estimates principally include provisions for sales returns and allowances, purchase price allocations, and contingent assets and liabilities. Actual results could differ from these estimates.

        Software Publishing Corporation Holdings, Inc. and Subsidiaries
               (Formerly Allegro New Media, Inc. and Subsidiaries)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997

Income Taxes

     The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The resulting asset at December 31, 1997 was fully reserved since management believes it is more likely than not that the realization of such benefit will not be realized.

Loss Per Share

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") in the year ended December 31, 1997 and has retroactively applied the affects thereof to the year ended December 31, 1996. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes anti-dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share.

     Basic loss per share is computed based upon the weighted average number of common shares outstanding during each year. Stock options did not have an effect on the computation of diluted earnings per share in 1997 and 1996 since they were anti-dilutive.

Marketable Securities

     The Company accounts for investments in marketable securities pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). SFAS No. 115 requires, among other things, the classification of investments in one of three categories based upon the Company's intent: trading, available-for-sale and held-to-maturity, with trading and available-for sale securities carried at market value and held to maturity carried at amortized cost. The Company accounts for marketable securities as trading securities and gains and losses are included in the statement of operations.

Fair Value of Financial Investments

     The fair value of the Company's financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities and long-term debt approximate their carrying values because of short-term maturities or because their interest rates approximate current market rates.

Recently Issued Accounting Announcements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company is in the process of determining its preferred format. The adoption of SFAS No. 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report

        Software Publishing Corporation Holdings, Inc. and Subsidiaries
               (Formerly Allegro New Media, Inc. and Subsidiaries)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997

information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

Advertising and Promotion Costs

     Advertising and promotion costs include the costs of advertising, catalogues, direct mail and postage and are expensed as incurred. These costs amounted to approximately $6,978,000 and $1,818,000 in 1997 and 1996, respectively.


     2.   Business Combinations

     On July 31, 1996, the Company acquired all of the outstanding common stock of Serif Inc. and all of the outstanding preference shares and ordinary shares of Serif (Europe) Limited (collectively, "Serif"). Serif is engaged in the development and marketing of personal computer software products in the United States and Europe, principally the United Kingdom. The aggregate purchase price, including all direct costs, was approximately $4,200,000 and was principally financed through the issuance of 1,000,000 shares of the Company's common stock. As a result of the preliminary purchase price allocation, a charge to earnings of approximately $3,514,000 was recorded on the date of acquisition representing the cost assigned to in-process research and development. The cost of the acquisition exceeded the fair value of Serif's net assets by approximately $400,000, which was recorded as goodwill.

     On December 27, 1996, the Company acquired all of the outstanding common stock of Software Publishing Corporation ("SPC"). SPC is engaged in the development and marketing of personal computer software products, principally in the United States. The aggregate purchase price, including all direct costs, was approximately $30,000,000 and was principally financed through the issuance of 3,376,162 shares of the Company's common stock. As a result of the preliminary purchase price allocation, a charge to earnings of approximately $14,000,000 was recorded on the date of acquisition representing the cost assigned to in-process research and development. The cost of the acquisition exceeded the fair value of SPC's net assets by approximately $3,795,000, which was recorded as goodwill as of the acquisition date and was subsequently eliminated in 1997 as a result of settlement and adjustment of pre-acquisition liabilities and accruals.

     The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred on January 1, 1996 and does not purport to be indicative of what would have occurred had the acquisitions occurred on the date indicated or of the results which may occur in the future.

                                                  Year Ended December 31, 1996
                                                  ----------------------------

Net sales.........................                          $21,781,955
Net loss..........................                          $22,259,598
Net loss per share................                                $2.94

        Software Publishing Corporation Holdings, Inc. and Subsidiaries
               (Formerly Allegro New Media, Inc. and Subsidiaries)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997


     3.   Marketable Securities

     Marketable securities at fair market value consist of the following at December 31, 1997:

     Common stock of Computer Concepts Corporation.........          $ 173,600
                                                                     ___________


     4.   Property and Equipment

     Property and equipment consists of the following as of December 31, 1997:

     Office furniture and equipment........................          $  961,784
     Leasehold improvements................................             101,000
                                                                     ___________

                                                                      1,062,784
     Less accumulated depreciation.........................            (493,896)
                                                                     ___________

     Total.................................................          $  568,888
                                                                     ___________


5.   Long-term Debt

     Long-term debt consists of the following at December 31, 1997:

     Note payable - vendor payable in monthly varying installments commencing March 1998 through May 1999 and bearing
       interest at 7% per annum............................          $  145,000
     Notes payable - landlord payable in monthly installments
       of $1,402 through March 2002 and bearing interest at
       10% per annum.......................................              58,068
     Bank loans payable in monthly installments of $4,100 through
       July 2000 and bearing interest at 9.5% per annum....              58,435
     Capital lease obligation payable in quarterly installments of $6,300 through June 2002 and bearing interest
       at 10.25% per annum.................................              97,128
                                                                     ___________
                                                                     $  358,631
     Less current maturities...............................            (173,866)
                                                                     ___________
                                                                     $  184,765
                                                                     ___________


     Maturities of long-term debt as of December 31, 1997 are as follows:

          Year Ending
          December 31,                   Amount
             1998 . . . . .            $ 173,866
             1999 . . . . .               84,701
             2000 . . . . .               39,492
             2001 . . . . .               38,759
             2002 . . . . .               21,813
                                       _________
             Total. . . . .            $ 358,631
                                       _________

        Software Publishing Corporation Holdings, Inc. and Subsidiaries
               (Formerly Allegro New Media, Inc. and Subsidiaries)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997

     6.   Accrued Liabilities
     Accrued liabilities at December 31, 1997 consist of the following:

          Accrued legal costs. . . . . . . .          $   412,739
          Accrued restructuring costs. . . .              375,902
          Income taxes payable . . . . . . .              924,835
          Other accruals . . . . . . . . . .            2,398,791
                                                      ___________
                                                      $ 4,112,267
                                                      ___________

7.   Stockholders' Equity

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

     In December 1995, the Company completed an initial public offering of 1,033,000 shares of its common stock and received net proceeds of $4,156,411. Upon the completion of this offering the Company repaid all of the 10% notes payable then outstanding and issued 243,902 shares of its common stock to the holders thereof. The Company incurred an extraordinary loss of $990,928 relating to deemed interest and deferred financing costs associated with the repayment of the 10% notes payable. In January 1996, the Company issued 109,400 shares of common stock in connection with the exercise of the over-allotment option by the underwriter of the Company's initial public offering and received net proceeds of $464,886 in connection therewith.

     In connection with a license agreement, in 1994 the licensor was granted an option to purchase up to 100,000 shares of the Company's common stock at a price per share equal to the initial public offering price (less underwriting discounts). This agreement expires on July 31, 1998.

     On July 31, 1996, the Company acquired all of the outstanding common stock and preferred shares of Serif. The aggregate purchase price was approximately $4,200,000 and was principally financed through the issuance of 1,000,000 shares of Common Stock.

     On December 27, 1996, the Company acquired all of the outstanding common stock of SPC. The aggregate purchase price was approximately $30,000,000 and was principally financed through the issuance of 3,376,162 shares of Common Stock.

     In February 1997, the Company issued an aggregate 111,272 shares of common stock in payment for services associated with the acquisition of SPC to three financial advisors which was accrued for and reflected in additional paid-in

        Software Publishing Corporation Holdings, Inc. and Subsidiaries
               (Formerly Allegro New Media, Inc. and Subsidiaries)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997

capital in 1996. Also, in February 1997, the Company issued 2,475 shares of its common stock for payment of $15,000 in consulting fees which was accrued as a liability in 1996.

     In 1996, the Company granted warrants, exercisable at $6.875 per share until August 22, 2002, to purchase 500,000 shares of the Company's common stock and agreed to issue 71,428 shares of its common stock to the underwriter of its initial public offering, and a designee thereof, to modify and terminate, respectively, certain contractual rights of such underwriter. The related costs amounted to $1,026,000 in 1996 and are included in selling, general and administrative expenses in 1996. The 71,428 shares of common stock were issued in 1997 in satisfaction of the related liability of $250,000 recorded in 1996.

     In March 1997, the Company received proceeds of $10,000 for the issuance of 5,000 shares of Common Stock for the exercise of certain stock options.

     In October 1997, the Company consummated the sale of an aggregate 961,000 shares of Common Stock to five investors for net proceeds of $960,466 in private transactions. In connection with such sale, the Company issued a five year option to purchase 96,100 shares of common stock, at an exercise price of $1.2756 per share, to a financial advisor.

Preferred Stock

     There are 1,939,480 authorized shares of Serial Preferred Stock, par value $.001 per share. Any shares of Serial Preferred Stock that have been redeemed are deemed retired and extinguished and may be reissued. The Board of Directors establishes and designates the series and fixes the number of shares and the relative rights, preferences and limitations of the respective series of the Serial Preferred Stock. No shares were issued or outstanding at December 31, 1997.

     The Class B Voting Preferred Stock, Series A ("Class B Voting Preferred") has maximum liquidation rights of $.001 per share, but is not permitted to receive dividends. The issued shares of the Class B Voting Preferred have been retired and canceled.

     In March 1998, the Company authorized 100,000 shares of Junior Participating Preferred Stock, Series A, par value $.001 per share. The Junior Preferred Stock has preferential voting, dividend and liquidation rights over the Common Stock.

     On March 31, 1998, the Company declared a dividend distribution, payable April 30, 1998, of one Preferred Share Purchase Right ("Right") on each share of Common Stock. Each Right, when exercisable, entitles the registered holder thereof to purchase from the Company one one-thousandth of a share of Junior Preferred Stock at a price of $1.00 per one one-thousandth of a share (subject to adjustment). The one one-thousandth of a share is intended to be the functional equivalent of one share of the Common Stock.

     The Rights will not be exercisable or transferable apart from the Common Stock until an Acquiring Person, as defined in the Rights Agreement, dated as of March 31, 1998, between the Company and American Stock Transfer & Trust Company, without the prior consent of the Company's Board of Directors, acquires 20% or more of the voting power of the Common Stock or announces a tender offer that would result in 20% ownership. The Company is entitled to redeem the Rights, at $.001 per Right, any time before a 20% position has been acquired or in connection with certain transactions thereafter announced. Under certain circumstances, including the acquisition of 20% of the Common Stock, each Right not owned by a potential Acquiring Person will entitle its holder to purchase, at the Right's then-current exercise price, shares of Junior Preferred Stock having a market value of twice the Right's exercise price.

        Software Publishing Corporation Holdings, Inc. and Subsidiaries
               (Formerly Allegro New Media, Inc. and Subsidiaries)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997

     Holders of a Right will be entitled to buy stock of an Acquiring Person at a similar discount if, after the acquisition of 20% or more of the Company's voting power, the Company is involved in a merger or other business combination transaction with another person in which its common shares are changed or converted, or the Company sells 50% or more of its assets or earning power to another person. The Rights expire on April 20, 2008.


     8.   Restructuring Expenses

     In  connection  with the closure of its  California  offices  initiated  in
December 1997 and completed in February 1998, the Company initiated a restructuring program, the expenses and charges relating to which consist of employee severance arrangements ($84,292), a settlement agreement with its former President and Chief Executive Officer ($256,000), the elimination of lease facilities in California and other related costs ($35,610).


     9.   Income Taxes

     At December 31, 1997 the Company has available net operating loss carryforwards of approximately $84,000,000 that expire in years 2002 through 2012, and general business credit carryovers of approximately $1,500,000, which expire in years 2005 and 2006. These carryforwards are subject to the limitations as described below.

     The significant components of the Company's deferred tax assets and liabilities, as of December 31, 1997, are as follows:

      Current:
          Reserve for accounts receivable, inventory and other..   $   832,000
          Valuation allowance for current deferred tax assets...      (832,000)
                                                                   ____________
            Net current deferred tax assets.                            -0-
                                                                   ____________
      Non-current:
          Depreciation..........................................     1,721,000
          General business credit carryforwards.................     1,527,000
          Net operating loss carryforwards                          33,696,000
                                                                   ____________
            Total non-current deferred tax assets...............    36,944,000
                                                                   ____________
          Valuation allowance for non-current deferred tax
            assets..............................................   (34,528,000)
                                                                   ____________
            Net non-current deferred tax assets.................        -0-
                                                                   ____________
                                                                   $    -0-
                                                                   ____________

     The increase in the valuation allowance during the year ended December 31, 1997 in the amount of $980,000 was due principally to the net operating loss incurred.

        Software Publishing Corporation Holdings, Inc. and Subsidiaries
               (Formerly Allegro New Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997

    The Company's loss before taxes is comprised of the following:

                                                     Year Ended December 31,
                                                   ----------------------------
                                                   1997                    1996
                                                   ----                    ----
     United States.......................     $(9,871,203)        $(27,154,223)
     Foreign.............................         150,472              193,057
                                              ____________        _____________
                                              $(9,720,731)        $(26,961,166)

     The provision for income taxes of $47,035 for 1997 and $78,201 in 1996 consists principally of foreign taxes which are currently payable.

     The reconciliation of income tax computed at the United States federal statutory tax rates to the recorded income tax expense is as follows:

                                                     Year Ended December 31,
                                                   ----------------------------
                                                   1997                    1996
                                                   ----                    ----

     Tax (benefit) at United States federal
       statutory rates..................      $(3,305,000)        $ (9,167,000)
     Permanent differences..............        1,322,000
     Write-off of in-process research
       and development costs............                             5,955,000
     Costs associated with release of
       escrow shares....................                               942,900
     Change in valuation allowance from
       operations.......................        1,900,000            2,262,600
     Foreign and state income taxes.....           47,205               78,201
     Other..............................           83,000                6,500
                                              ____________        _____________
                                              $    47,205         $     78,201
                                              ____________        _____________

     The Tax Reform Act of 1986 enacted a complex set of rules limiting the potential utilization of net operating loss and tax credit carryforwards in periods following a corporate "ownership change". In general, for federal income tax purposes, an ownership change is deemed to occur if the percentage of stock of a loss corporation owned (actually, constructively and, in some cases, deemed) by one or more "5% shareholders" has increased by more than 50 percentage points over the lowest percentage ownership of such stock owned during a three-year testing period. With regard to the purchase of SPC, such a change in ownership occurred. As a result of the change, the Company's ability to utilize its net operating loss carryforwards and general business credits will be limited to approximately $1.2 million of taxable income per year as of December 31, 1997 and losses subsequent to 1996 can be fully utilized until it is used or expired. The SPC portion of the net operating loss carryforwards totaling approximately $69 million are also subject to the additional limitation that such losses can only be utilized to offset the separate company taxable income of SPC.

     In connection with the purchase of SPC, the Company applied for a closing agreement with the Internal Revenue Service pursuant to which the Company will become jointly and severally liable for SPC's tax obligations upon occurrence of a "triggering event" requiring recapture of dual consolidated losses previously utilized by SPC. Such closing agreement will avoid the Company being required to recognize a tax of approximately $8 million on approximately $24.5 million of SPC's previous dual consolidated losses at the acquisition date.

        Software Publishing Corporation Holdings, Inc. and Subsidiaries
               (Formerly Allegro New Media, Inc. and Subsidiaries)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997

    While the Company believes it will obtain this agreement, failure to do so could result in the recognition of this tax liability.


    10. Stock Option Plans

     The Company has five stock options plans: the Allegro New Media, Inc. 1994 Long-Term Incentive Plan (the "1994 Incentive Plan"), the Outside Directors and Advisors Stock Option Plan (the "Company Directors Plan"), the Software Publishing Corporation 1987 Stock Option Plan, the Software Publishing Corporation 1989 Stock Option Plan and the Software Publishing Corporation 1991 Stock Option Plan (collectively, the "SPC Stock Option Plans"). All plans are administered by the Board of Directors or a committee thereof.

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

    Elements of the Company's various stock option plans include the following:

     The 1994 Incentive Plan - In December 1993, the Company's Board of Directors and stockholders adopted the 1994 Incentive Plan. Under the terms of the 1994 Incentive Plan, the Company's Board of Directors or a committee thereof may grant options, stock appreciation rights, restricted stock performance grants of the Company's common stock, cash or other assets to employees, consultants and others who perform services for the Company at such prices as may be determined by the Board of Directors (which price may be no less than 85% of the fair market value of the common stock on the date of grant in the case of nonqualified stock options). In June 1997, the Company's stockholders approved the increase of the maximum number of shares under the 1994 Incentive Plan from 3,000,000 to 4,000,000. The options currently outstanding vest over a period of up to five years and expire after 10 years.

     The Company's Directors Plan - In August 1995, the Company's Board of Directors and stockholders approved the Company's Directors Plan. Under the terms of this plan, each new non-employee director and member of the Advisory Committee receives options to purchase 25,000 shares exercisable at fair market value on the date of grant upon becoming such a director or member. In addition, on each August 1 thereafter each such person will receive options to purchase 10,000 shares of the Company's common stock at an exercise price equal to the fair market value at the respective dates of grant. The Advisory Committee of the Company was dissolved in 1997. The maximum number of shares of common stock subject to this plan is 500,000. The options vest over a period of two years and expire after 10 years.

     The SPC Plans - Options under the SPC Stock Option plans may be granted for periods of up to ten years, for the 1987 and 1989 plans, at prices no less than 50% of fair value and for the 1991 plan, an exercise price no lower than 85% of fair value, in each case for non qualified options, and at not less than fair market value for incentive stock options. To date all options have been issued at fair value. Options become exercisable at such times and under such conditions as determined by the Board of Directors. As a result of the acquisition of SPC by the Company all options outstanding under the SPC Plans were converted (based on the exchange ratio used to complete the acquisition) to options to acquire the Company's common stock.

        Software Publishing Corporation Holdings, Inc. and Subsidiaries
               (Formerly Allegro New Media, Inc. and Subsidiaries)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997

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

     Option activities under the plans and for the non-plan options are detailed in the following table:

                                                                              Weighted
                                                                               Average
                              1994          Company's                         Exercise
                            Incentive       Directors      SPC      Non-     Price Per
                              Plan           Plan         Plans     Plan       Share

Outstanding at
  January 1, 1996.....       354,737       175,000                  100,000    $ 3.13
    Granted...........     1,119,310       215,000                   50,000      4.43
    Assumed...........            --                     651,360                 5.01
    Exercised.........            --       (19,666)                              3.75
    Forfeited.........       (12,500)                                            3.75
                          ___________      _______      ________    _______    ______
Outstanding at
  January 1, 1997.....     1,461,547       370,334       651,360    150,000      3.99
    Granted...........     3,512,467        50,000        55,000                 2.06
    Exercised.........        (5,000)                                            2.00
    Forfeited.........    (1,249,000)      (25,000)     (488,989)                3.43
    Repriced - granted       736,725       120,000         4,871                 1.25
    Repriced - forfeited    (982,300)     (160,000)       (6,494)                2.96
                          ___________      _______      ________    _______    ______
Outstanding at
  December 31, 1997...     3,474,689       355,334       215,748    150,000    $ 2.29
                          ___________      _______      ________    _______    ______

Exercisable at
  December 31, 1997...       308,434       277,740       142,832    150,000    $ 3.84
                          ___________      _______      ________    _______    ______

Exercisable at
  December 31, 1996...        98,128       160,325       109,627    150,000    $ 4.76
                          ___________      _______      ________    _______    ______


     As of December 31, 1997, 5,208,196 shares of common stock are reserved for issuance under the plans described above.

     In August 1997, the Board of Directors approved a repricing program pursuant to which the Company offered to the Company's then current officers, employees and directors holding options granted under the Company's various stock option plans an opportunity to reprice the exercise price of their respective options granted under the Company's stock option plans to $1.25 per share of common stock which was the fair value as of the repricing program, provided that the option holder surrender 25% of their options.

     The weighted average fair value of options granted was $1.57 and $3.36 for 1997 and 1996, respectively.

        Software Publishing Corporation Holdings, Inc. and Subsidiaries
               (Formerly Allegro New Media, Inc. and Subsidiaries)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997

     At December 31, 1997, for each of the following classes of options as determined by range of exercise price, the following information regarding weighted-average exercise prices and weighted average remaining contractual lives of each class is as follows:

                                                                               Weighted
                                                  Weighted                      Average
                                 Weighted          Average                     Exercise
                                 Average          Remaining      Number of     Price of
                       Number   Exercise       Contract Life     Options        Options
                        of      Price of      of Outstanding     Currently     Currently
     Option Class     Options    Options           Options      Exercisable    Exercisable

  Prices ranging from:
  $0.81 - $1.99...   2,389,488   $ 1.19             9.48          259,503       $ 1.18
  $2.00 - $3.99...   1,358,406     2.87             8.47          259,129         2.87
  $4.00 - $5.99...     387,877     5.07             4.25          310,374         4.96
  $6.00 - $7.99...      60,000     6.92             4.62           50,000         6.75

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had been accounting for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1997 and 1996, respectively: weighted-average risk-free interest rates of 6.25% for 1997 and 6.5% for 1996; no dividends; volatility factors of the expected market price of the Company's common stock of 1.2046 for 1997 and .7601 for 1996 and a weighted-average expected life of the options of 5.13 years for 1997 and
7.5 years for 1996.

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

     For purposes of pro forma disclosures, the estimated fair value of the options granted in 1997 and 1996 is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                   1997                    1996
  Pro forma net loss........................    $(11,204,354)            $(27,626,144)
  Pro forma net loss per share-basic and
      diluted...............................    $      (1.37)            $      (7.64)

     The pro forma disclosures presented above for 1997 and 1996, respectively, reflect compensation expense only for options granted in 1997 and 1996. These amounts may not necessarily be indicative of the pro forma effect of SFAS No. 123 for future periods in which options may be granted.

        Software Publishing Corporation Holdings, Inc. and Subsidiaries
               (Formerly Allegro New Media, Inc. and Subsidiaries)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997



     11.  Commitments and Contingencies

Leases

     The Company leases certain office space under non-cancelable operating leases. In addition to the fixed rentals, certain of the leases require the Company to pay certain additional amounts based on certain costs related to the property. Certain of the leases have renewal options for periods of up to 2 years. Rental expense was approximately $540,000 and $108,000 in 1997 and 1996, respectively.

     Future minimum lease payments under non-cancelable operating leases with terms of one year or more are as follows:


                    1998 . . . . .              $  255,000
                    1999 . . . . .                 255,000
                    2000 . . . . .                 248,000
                    2001 . . . . .                 254,000
                    2002 . . . . .                  72,000
                                                __________
                    Total. . . . .   $           1,084,000
                                                __________


Pending Litigation

     On January 30, 1998, an action was commenced against the Company, Mark E. Leininger and Barry A. Cinnamon in the United States District Court, Southern District of New York. Mr. Leininger currently is President, Chief Operating Officer and a director of the Company and Mr. Cinnamon formerly was Chairman of the Board, President and Chief Executive Officer of the Company. In the action, plaintiffs allege that, in October 1997, they purchased an aggregate 889,000 shares of the Company's common stock for gross proceeds of $919,495 based upon certain statements made to one of the plaintiffs. Plaintiffs further allege that such statements were intentional misrepresentations of material fact that were designed to deceive plaintiffs as to the Company's true financial state and to induce the plaintiffs to invest in the Company. Plaintiffs seek recision of their investment and a return of their purchase price and certain other relief. The Company believes that these claims are without merit and intends to vigorously defend itself in this action. The Company has filed an answer in this action denying the plaintiffs' allegations and asserting affirmative defenses, including that the plaintiffs' subscription agreements bar plaintiffs' claims, and asserting counterclaims that, among other things, plaintiffs breached certain of the representations contained in their subscription agreements, that plaintiff Altman breached his fiduciary duties to the Company and that plaintiffs' violated Section 13(d) of the Exchange Act by filing a materially false and misleading Schedule 13D with respect to the Common Stock.

     On February 13, 1998, a summons and complaint was filed in the Superior Court of New Jersey, Essex County under the caption Barry Cinnamon and Lori Kramer Cinnamon, suing derivatively on behalf of Software Publishing Corporation Holdings, Inc. and its shareholders, and Barry Cinnamon and Lori Kramer Cinnamon, individually, v. Software Publishing Corporation Holdings, Inc., Neil
M. Kaufman, Mark Leininger and John Does 1-10. Mr. Leininger is President, Chief Operating Officer and a director of the Company; Mr. Kaufman is a director of the Company, the principal of Kaufman & Associates, LLC, counsel to the Company, and was Secretary of the Company from December 1996 to December 1997; Mr. Cinnamon was Chairman of the Board, President and Chief Executive Officer of the Company until December 19, 1997; and Ms Kramer Cinnamon was an officer and director of the Company until December 19, 1997. To date, the summons and complaint has been served on the Company, and has not been served on either of the named individual defendants or any of the other defendants. In this action, plaintiffs seek (i) the recision of the Settlement and General Release Agreement, dated as of December 19, 1998 (the "Cinnamon Settlement Agreement"),

        Software Publishing Corporation Holdings, Inc. and Subsidiaries
               (Formerly Allegro New Media, Inc. and Subsidiaries)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997

between the Company and each plaintiff and the License Agreement, dated as of December 19, 1998 (the "Cinnamon License Agreement," and, together with the Cinnamon Settlement Agreement, the "Cinnamon Agreements"), between the Company and Mr. Cinnamon, (ii) payment of the full amount of compensation due under their former respective employment agreements with the Company, (iii) that Mr. Kaufman be enjoined from continuing to act as a director and officer of, and counsel to, the Company, (iv) that the Company be required to provide an "'opinion letter' as required by the Securities Exchange Act of 1934, as amended, to permit the sale of shares of stock held by the Cinnamons without restriction," (v) that the Company be required to immediately register the stock held by plaintiffs and (vi) compensatory and punitive damages, attorney's fees, and other relief. Plaintiffs seek such relief based upon their allegations that the defendants improperly caused the resignation of plaintiffs from their positions as officers and directors of the Company, that Mr. Kaufman improperly influenced the decision of the Board of Directors to adopt the Company's December 1997 restructuring plan (thereby rejecting Mr. Cinnamon's plans for the Company), and that the Cinnamon Agreements were entered into by each plaintiff under duress and the coercion of defendants (despite plaintiffs having been represented by counsel in connection with these matters). The Company believes that the plaintiff's allegations are without merit, and intends to vigorously defend itself in this action.

     The Company has other litigation matters in progress in the ordinary course of business. In the opinion of management, all of such other pending litigation of the Company will be resolved without a material adverse effect of the Company's financial position, results of operations or cash flows.


    12. Foreign Operations

     The Company conducts its business within the computer software industry segment.

     Foreign operations as of December 31, 1997 and for the year then ended are as follows:

                                United
                                States        Europe         Eliminations      Consolidated

Net sales....................   $  8,770,684   $8,386,181                      $17,156,865
(Loss) income before income
  taxes......................   $(10,445,713)  $  724,982                      $(9,720,731)

Identifiable assets as of
  December 31, 1997..........   $  7,554,216   $3,489,164    $(413,878)        $10,629,502
                                ============   ==========    ==========        ===========



     13.  Related Party Transaction

     The Company incurred legal expenses of approximately $600,000 in 1997 and $350,000 in 1996 to a law firm in which a director of the Company was a member, of which approximately $176,000 is included in accounts payable at December 31, 1997.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    SOFTWARE PUBLISHING CORPORATION
                                             HOLDINGS, INC.



Date:  April 15, 1998               By: /s/ Mark E. Leininger
                                        Mark E. Leininger
                                        President and Chief Operating Officer


                                POWER OF ATTORNEY

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-KSB has been signed on April 15, 1998 by the following persons in the capacities indicated. Each person whose signature appears below constitutes and appoints Mark E. Leininger and Kevin D. Sullivan, or either of them, with full power of substitution, his/her true and lawful attorneys-in-fact and agents to do any and all acts and things in his/her name and on his/her behalf in his/her capacities indicated below which they or either of them may deem necessary or advisable to enable Software Publishing Corporation Holdings, Inc. to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-KSB, including specifically, but not limited to, power and authority to sign for him/her in his/her name in the capacities stated below, any and all amendments thereto, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in such connection, as fully to all intents and purposes as he/her might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.



/s/ Mark E.  Leininger             Chief Operating Officer and Director
Mark E. Leininger                  (Principal Executive Officer)


/s/ Kevin D. Sullivan              Chief Financial Officer, Vice President -
Kevin D. Sullivan                  Finance, Treasurer

/s/ Marc E. Jaffe                  Chairman of the Board of Directors
Marc E. Jaffe


/s/ Neil M. Kaufman                Director
Neil M. Kaufman


/s/ Norman W. Alexander            Director
Norman W. Alexander

/s/ Neil R. Austrian, Jr.          Director
Neil R. Austrian, Jr.


/s/ Martin F. Schacker             Director
Martin F. Schacker

                 SOFTWARE PUBLISHING CORPORATION HOLDINGS, INC.

                           ANNUAL REPORT ON FORM 10-K
                       Fiscal Year Ended December 31, 1997

                                  EXHIBIT INDEX


     Set forth below are all exhibits to this Annual Report on Form 10-KSB:

3.1 Composite of Certificate of Incorporation of the Company, as amended to date. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB (Commission File Number: 1-14076), for the quarter ended June 30, 1997, filed with the Commission on August 19, 1997.)
3.2 Certificate of Designations of the Junior Participating Preferred Stock, Series A, filed with the Delaware Secretary of State on March 31, 1998.
3.3       By-laws of the Company, as amended.
4.1       Specimen Common Stock Certificate.
10.1 Company 1994 Long Term Incentive Plan, as amended to date. (Incorporated by reference to Exhibit 10.46 to the Company's Quarterly Report on Form 10-QSB (Commission File Number: 1-14076), for the quarter ended June 30, 1997, filed with the Commission on August 19, 1997.)
10.2 Company Outside Director and Advisor Stock Option Plan, as amended to date. (Incorporated by reference to Exhibit 10.47 to the Company's Quarterly Report on Form 10-QSB (Commission File Number: 1-14076), for the quarter ended June 30, 1997, filed with the Commission on August 19, 1997.)
10.3 SPC 1987 Stock Option Plan. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration
          Number: 333-19509),  filed with the  Commission on January 10, 1997.)
10.4 SPC 1989 Stock Plan. (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Registration Number:
          333-19509), filed with the Commission on January 10, 1997.)
10.5      SPC  1991  Stock Option Plan.  (Incorporated  by  reference to Exhibit
          4.3 to the Company's Registration Statement on Form S-8  (Registration
          Number: 333-19509), filed with the Commission on January 10, 1997.)
10.6 Employment Agreement dated as of December 27, 1993, as amended through Amendment No. 6, between the Company and Barry A. Cinnamon.
          (Incorporated by reference to Exhibit 10.3 to the Company's  Amendment
           No. 1 to Registration  Statement on Form  SB-2  (Registration Number:
          33-97184),  filed   with   the   Commission   on   November  6,  1995,
          Exhibit 10.30 to the Company's Quarterly Report on Form 10-QSB (Commission File Number: 1-14076), for the quarter ended March 31, 1996, filed with the Commission on May 14, 1996, and Exhibit 10.35 to the Company's Quarterly Report on Form 10-QSB (Commission File
          Number: 1-14076), for the quarter ended September 30, 1996, filed with the Commission on November 5, 1996.)
10.7      Amendment No. 7 to  Employment Agreement between the Company and Barry
          A. Cinnamon. (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-KSB (Commission File Number:
          1-14076), for the year ended December 31, 1996, filed with the Commission on April 15, 1997.)
10.8 Employment Agreement dated as of December 27, 1993, as amended through Amendment No. 3, between the Company and Lori Kramer Cinnamon. (Incorporated by reference to Exhibit 10.4 to the Company's Amendment No. 1 to Registration Statement on Form SB-2 (Registration Number:
          33-97184), filed with the Commission on November 6, 1995.)
10.9 Settlement and General Release Agreement, dated as of September 26, 1997, among Joseph Szczepaniak, the Company and Software Publishing Corporation. (Incorporated by reference to Exhibit 10.52 to the Company's Quarterly Report on Form 10-QSB (Commission File Number:
          1-14076), for the quarter ended September 30, 1997, filed with the Commission on November 14, 1997.)
10.10 Settlement and General Release Agreement, dated s of July 25, 1997, among Daniel J. Fraisl, the Company and Software Publishing Corporation. (Incorporated by reference to Exhibit 10.48 to the Company's Quarterly Report on Form 10-QSB (Commission File Number:
          1-14076), for the quarter ended June 30, 1997, filed with the Commission on August 19, 1997.)
10.11 Agreement dated October 25, 1996 between the Company and Mark E. Leininger. (Incorporated by reference to Exhibit 10.36 to the Company's Quarterly Report on Form 10-QSB (Commission File Number:
          1-14076), for the quarter ended September 30, 1996, filed with the Commission on November 5, 1996.)

10.12     Agreement  and  Plan  of  Reorganization  dated  as of October 1, 1996
          among  the Company,   SPC   and   SPC   Acquisition   Corporation.
          (Incorporated by reference to Exhibit 2 to the Company's Registration Statement on Form S-4 (Registration Number: 333-16449), filed with the Commission on November 21, 1996.)
10.13 Form of Bridge Unit Subscription Agreement. (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form SB-2 (Registration Number: 33-97184), filed with the Commission on September 21, 1995.)
10.14 Stock Option Agreement dated as of August 2, 1994 between the Company and Berlitz Publishing Company, Inc. (Incorporated by reference to
          Exhibit 10.10 to the Company's Registration Statement on Form SB-2 (Registration Number: 33-97184), filed with the Commission on September 21, 1995.)
10.15 Settlement and General Release Agreement dated as of January 30, 1997 between the Company and Miriam K. Frazer. (Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-KSB (Commission File Number: 1-14076), for the year ended December 31, 1996, filed with the Commission on April 15, 1997.)
10.16 Agreement, dated June 14, 1994, as amended, between the Company, M.S. Farrell & Co., Inc. and the holders of shares of Class A Convertible Preferred Stock. (Incorporated by reference to Exhibit 10.20 to the
          Company's   Registration   Statement  on  Form  SB-2   (Registration
          Number: 33-97184), filed with the Commission on September  21, 1995.)
10.17 Form of Indemnification Agreement between the Registrant and its executive officers and directors. (Incorporated by reference to
          Exhibit 10.8 to the Company's Registration Statement on Form SB-2 (Registration Number: 33-97184), filed with the Commission on September 21, 1995.)
10.18     Form of  Underwriters'  Purchase  Option (Specimen).
10.19 Form of Lock-Up Agreement dated as of July 31, 1996 relating to limitations on stock sales between the Company and each of the former stockholders of Serif Inc. (Incorporated by reference to Exhibit
          10.21 to the  Company's  Annual  Report  on  Form 10-KSB   (Commission
          File Number: 1-14076), for the year ended December 31, 1996, filed with the Commission on April 15, 1997.)
10.20 Form of Lock-Up Agreement dated as of July 31, 1996 relating to limitations on stock sales between the Company and each of the former stockholders of Serif (Europe) Limited. (Incorporated by reference to
          Exhibit 10.22 to the Company's Annual Report on Form 10-KSB (Commission File Number: 1-14076), for the year ended December 31,
          1996, filed  with the Commission   on  April  15,   1997.)
10.21 Agreement and Plan of Reorganization dated as of July 31, 1996 among the Company, Serif Inc., Gwyn Jones and all other stockholders of Serif Inc. (Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K (Date of Report: July 31, 1996) (Commission File Number: 1-14076), filed with the Commission on August 13, 1996.)
10.22 Agreement and Plan of Reorganization dated as of July 31, 1996 among the Company, Serif (Europe) Limited, Gwyn Jones and all other stockholders of Serif (Europe) Limited. (Incorporated by reference to
          Exhibit  4.4 to the  Company's  Current  Report  on Form 8-K  (Date of
          Report: July 31, 1996) (Commission File Number: 1-14076), filed with the Commission on August 13, 1996.)
10.23 Registration Rights Agreement dated July 31, 1996 between the Company and the former stockholders of Serif Inc. and Serif (Europe) Limited. (Incorporated by reference to Exhibit 10.31 to the Company's Current Report on Form 8-K (Date of Report: July 31, 1996) (Commission File Number: 1-14076), filed with the Commission on August 13, 1996.)
10.24 Escrow Agreement dated July 31, 1996, among the Company, Serif Inc., the former stockholders of Serif Inc., Gwyn Jones and Blau, Kramer, Wactlar & Lieberman, P.C. (Incorporated by reference to Exhibit 2 to the Schedule 13D Statement of Barry A. Cinnamon, with respect to the Common Stock of the Company, filed with the Commission on October 31, 1996.)
10.25 Localization and Distribution Agreement for Harvard Graphics Windows Products dated February 16, 1995 between Choten, Inc. and SPC. (Incorporated by reference to Exhibit 10.21 to Software Publishing Corporation's Annual Report on Form 10-K (Commission File Number:
          0-14025), for the fiscal year ended September 30, 1995, filed with the Commission on December 29, 1995.)
10.26 Escrow Agreement dated July 31, 1996, among the Company, Serif (Europe) Limited, the former Stockholders of Serif (Europe) Limited, Gwyn Jones and Blau, Kramer, Wactlar & Lieberman, P.C. (Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-KSB (Commission File Number: 1-14076), for the year ended December 31, 1996, filed with the Commission on April 15, 1997.)

10.27 Lease Agreement dated September 7, 1995 between Community Towers LLC and the Company, for facilities located at 111 North Market Street, San Jose, California. (Incorporated by reference to Exhibit 10.22 to Software Publishing Corporation's Annual Report on Form 10-K (Commission File Number: 0-14025), for the fiscal year ended September 30, 1995, filed with the Commission on December 29, 1995.)
10.28 Stockholders' Agreement dated as of July 31, 1996 among Barry A. Cinnamon, Gwyn Jones and the former stockholders of Serif Inc. and Serif (Europe) Limited. (Incorporated by reference to Exhibit 1 to the Schedule 13D Statement of Barry A. Cinnamon, with respect to the Common Stock of the Company, filed with the Commission on October 31, 1996.)
10.29 Letter Agreement dated October 24, 1996 between the Company and Gwyn Jones. (Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-KSB (Commission File Number: 1-14076), for the year ended December 31, 1996, filed with the Commission on April 15, 1997.)
10.30 Compromise Agreement executed October 24, 1996 between the Company and Gwyn Jones. (Incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-KSB (Commission File Number:
          1-14076), for the year ended December 31, 1996, filed with the Commission on April 15, 1997.)
10.31     Settlement and General  Release  Agreement  dated as of July 23,  1996
          among  the  Company,   Richard   Bergman   and   Barry   Cinnamon.
          (Incorporated by reference to Exhibit 10.32 to the Company's Current Report on Form 8-K (Date of Report: July 31, 1996) (Commission File
          Number:  1-14076), filed with the Commission on August 13, 1996.)
10.32 Escrow Agreement dated as of December 27, 1993, as amended through September 5, 1996, among the Company, Barry A. Cinnamon, Richard Bergman and Blau, Kramer, Wactlar & Lieberman, P.C. (Incorporated by reference to Exhibit 10.25 to the Company's Amendment No. 1 to Registration Statement on Form SB-2 (Registration Number: 33-97184), filed with the Commission on November 6, 1995, Exhibit 10.32 to the Company's Quarterly Report on Form 10-QSB (Commission File Number:
          1-14076),  for  the  quarter  ended  March  31,  1996,  filed with the
          Commission  on  May  14,  1996,  and  Exhibit  10.34 to the  Company's
          Quarterly Report on Form 10-QSB (Commission File Number: 1-14076), for the quarter ended September 30, 1996, filed with the Commission on November 5, 1996.)
10.33     Escrow   Agreement   dated  as  of  May  25, 1995, as amended  through
          September 5, 1996, among the Company, Barry A. Cinnamon, Richard Bergman and Blau, Kramer, Wactlar & Lieberman, P.C. (Incorporated by reference to Exhibit 10.26 to the Company's Amendment No. 1 to Registration Statement on Form SB-2 (Registration Number: 33-97184), filed with the Commission on November 6, 1995, and Exhibit 10.34 to the Company's Quarterly Report on Form 10-QSB (Commission File Number:
          1-14076), for the quarter ended September 30, 1996, filed with the Commission on November 5, 1996.)
10.34 Stock Purchase Agreement dated March 31, 1995 among SPC, Digital Paper, Inc., Daniel J. Fraisl, Carl Meyer and Anthony N. Hoeber. (Incorporated by reference to Exhibit 10.4 to Software Publishing
          Corporation's  Quarterly Report on Form 10-Q  (Commission File Number:
          0-14025), for the quarter ended March 31, 1995, filed with the Commission on May 15, 1995.)
10.35 Amendment to Stock Purchase Agreement dated as of April 2, 1996 among SPC, Digital Paper, Inc. Daniel J. Fraisl, Carl Meyer and Anthony N. Hoeber. (Incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-KSB (Commission File Number:
          1-14076), for the year ended December 31, 1996, filed with the Commission on April 15, 1997.)
10.36 Amendment No. 2 to Stock Purchase Agreement dated October 1, 1996 among SPC, Digital Paper, Inc., Daniel J. Fraisl, Carl Meyer and Anthony N. Hoeber. (Incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-KSB (Commission File Number:
          1-14076), for the year ended December 31, 1996, filed with the Commission on April 15, 1997.)
10.37 Asset Purchase Agreement dated as of May 1, 1996 between the Company and BizEd, Inc. (Incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-KSB (Commission File Number:
          1-14076), for the year ended December 31, 1996, filed with the Commission on April 15, 1997.)
10.38 Consulting Agreement dated as of May 1, 1996 between the Company and Clifford J. Schorer, Jr. (Incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-KSB (Commission File Number:
          1-14076), for the year ended December 31, 1996, filed with the Commission on April 15, 1997.)
10.39 Form of MS Farrell Warrant Certificate issued to MS Farrell & Co., Inc. and certain other persons.
10.40 Letter Agreement dated March 27, 1997 between the Company and M.S. Farrell & Co., Inc. (Incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-KSB (Commission File
          Number: 1-14076), for the year ended December 31, 1996, filed with the Commission on April 15, 1997.)

10.41 Consulting Agreement, dated as of July 25, 1997, between the Company and Daniel J. Fraisl. (Incorporated by reference to Exhibit 10.49 to the Company's Quarterly Report on Form 10-QSB (Commission File
          Number: 1-14076), for the quarter ended June 30, 1997, filed with the Commission on August 19, 1997.)
10.42 Form of Subscription Agreements, each dated October 23, 1997, between the Company and each of Ronald L. Altman (with respect to 24,000 shares of Common Stock), Gerold M. Fleischner (with respect to 24,000 shares of Common Stock), Howard Milstein (with respect to 865,000 shares of Common Stock), Patriot Group, LP (with respect to 24,000 shares of Common Stock) and Stephen P. Rosenblatt (with respect to 24,000 shares of Common Stock). (Incorporated by reference to
          Exhibit 10.50 to the Company's Quarterly Report on Form 10-QSB (Commission File Number: 1-14076), for the quarter ended September 30, 1997, filed with the Commission on November 14, 1997.)
10.43     Registration  Rights  Agreement,  dated  October  23, 1997,  among the
          Company,  Ronald  L.  Altman,  Gerold M. Fleischner, Howard  Milstein,
          Patriot Group, LP and Stephen P. Rosenblatt. (Incorporated by reference to Exhibit 10.51 to the Company's Quarterly Report on Form 10-QSB (Commission File Number: 1-14076), for the quarter ended September 30, 1997, filed with the Commission on November 14, 1997.)
10.44     Option,  dated  October  23,  1997,  issued  to  Ronald  L.   Altman.
          Incorporated by reference to Exhibit 10.53 to the Company's Quarterly Report on Form 10-QSB (Commission File Number: 1-14076), for the quarter ended September 30, 1997, filed with the Commission on November 14, 1997.)
10.45 Settlement and Release Agreement, dated December 19, 1997, among the Registrant, Barry A. Cinnamon and Lori Kramer Cinnamon. (Incorporated by reference to Exhibit 10.54 to the Company's Current Report on Form 8-K (Date of Report: December 19, 1997) (Commission File Number: 1-14076), filed with the Commission on December 30, 1997.)
10.46     License   Agreement,   dated  December  19,  1997,  between  Software
          Publishing Corporation and Barry A. Cinnamon. (Incorporated by reference to Exhibit 10.55 to the Company's Current Report on Form 8-K (Date of Report: December 19, 1997) (Commission File Number:
          1-14076), filed with the Commission on December 30, 1997.)
10.47 Financial Advisory Agreement, dated as of November 20, 1997, between the Registrant and M.S. Farrell & Co., Inc.
10.48     Amendment  to  the  Financial  Advisory   Agreement,  dated  as   of
          January 28, 1998,  between the Registrant and M.S. Farrell & Co., Inc.
10.49 Amendment No. 1 to Escrow Agreement, dated as of April 1, 1997, among the Company, Serif Inc., Norman W. Alexander, Moritt, Hock & Hamroff, LLP and Blau, Kramer, Wactlar & Lieberman, P.C.
10.50 Amendment No. 1 to Escrow Agreement, dated as of April 1, 1997, among the Company, Serif (Europe) Limited, Norman W. Alexander, Moritt, Hock & Hamroff, LLP and Blau, Kramer, Wactlar & Lieberman, P.C.
10.51 Rights Agreement, dated as of March 31, 1998, between the Company and American Stock Transfer & Trust Company.
21        Subsidiaries of the Company.
23.1      Consent of Ernst & Young LLP.
23.2 Consent of Richard A. Eisner & Company, LLP. 23.3 Consent of Ernest & Young U.K.
24 Powers of Attorney (set forth on the signature page of this Annual Report on Form 10-KSB).
27        Financial Data Schedule.