Form 10QSB
period 1998-03-31
SOFTWARE PUBLISHING CORP HOLDINGS INC
filed 1998-05-13
CIK 926331

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549



                                   Form 10-QSB


(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                 SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 1998

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

             3A Oak Road,  Fairfield,  New Jersey  07004
             (Address of  principal executive offices)

                                 (973) 808-1992
                           (Issuer's telephone number)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,586,074 shares of Common Stock, as of May 11, 1998.

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                          PART I. FINANCIAL INFORMATION



Item                                                                       Page

Item 1.  Financial Statements:

Condensed Consolidated Balance Sheets as of March 31, 1998
 (Unaudited) and December 31, 1997..............................              3
Condensed Consolidated Statements of Operations for the
 Three Months Ended March 31, 1998 and 1997 (Unaudited).........              4
Condensed Consolidated Statements of Cash Flows for the
 Three Months Ended March 31, 1998 and 1997 (Unaudited).........              5
Notes to Condensed Financial Statements.........................              6


Item 2.  Management's Discussion and Analysis or Plan
 of Operation...................................................              9

         SOFTWARE PUBLISHING CORPORATION HOLDINGS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                       March 31, 1998      December 31, 1997
                                                         (Unaudited)            (Note)

                              ASSETS
Current assets:
 Cash and cash equivalents . . . . . . . . . . .       $   1,924,550        $  2,586,753
 Marketable securities . . . . . . . . . . . . .              50,000             173,600
 Accounts receivable, net. . . . . . . . . . . .           1,741,599           1,324,102
 Inventories . . . . . . . . . . . . . . . . . .             538,818             567,336
 Prepaid expenses and other current assets . . .             289,878             329,591
                                                       -------------        -------------
      Total current assets . . . . . . . . . . .           4,544,845           4,981,382

Property and equipment, net. . . . . . . . . . .             491,068             568,888
Acquired software, net . . . . . . . . . . . . .           3,854,500           4,446,750
Goodwill, net. . . . . . . . . . . . . . . . . .             249,823             268,559
Restricted cash. . . . . . . . . . . . . . . . .             300,000             300,000
Other assets, net. . . . . . . . . . . . . . . .              92,879              63,923
                                                       -------------        -------------
      Total assets . . . . . . . . . . . . . . .           9,533,115        $ 10,629,502
                                                       =============        =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable. . . . . . . . . . . . . . . .       $   3,385,678        $  3,015,198
 Accrued liabilities . . . . . . . . . . . . . .           3,236,579           4,112,267
 Current portion of long-term debt . . . . . . .             146,427             173,866
                                                       -------------        -------------
   Total current liabilities . . . . . . . . . .           6,768,684           7,301,331

Long-term debt, less current maturities. . . . .             158,638             184,765
                                                       -------------        -------------
   Total liabilities . . . . . . . . . . . . . .           6,927,322           7,486,096

Stockholders' equity:
 Serial Preferred Stock, authorized 1,939,480 shares:
   none issued and outstanding . . . . . . . . .                  --                  --
 Class B Voting Preferred Stock, authorized 60,520
   shares: none issued and outstanding . . . . .                  --                  --
 Common stock, par value $.001 per share, authorized
   30,000,000 shares; issued and outstanding 9,043,265
   shares in 1998 and 9,011,418 shares in 1997. .              9,043               9,011
 Additional paid-in capital . . . . . . . . . . .         42,997,031          42,965,813
 Accumulated deficit . . . . . . . . . . . . . .         (40,400,281)        (39,831,418)
                                                       -------------        -------------
   Total stockholders' equity. . . . . . . . . .           2,605,793           3,143,406
                                                       -------------        -------------
   Total liabilities and stockholders' equity. .       $   9,533,115        $ 10,629,502
                                                       =============        =============

      Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                  See notes to condensed financial statements.

        SOFTWARE PUBLISHING CORPORATION HOLDINGS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months Ended March 31,
                                                            1998                1997

Net sales . . . . . . . . . . . . . . . . . . .        $   3,923,446        $  3,950,252
Cost of goods sold. . . . . . . . . . . . . . .              957,644             951,766
                                                       --------------       -------------
Gross profit. . . . . . . . . . . . . . . . . .            2,965,802           2,998,486

Selling, general and administrative expenses. .           (2,644,242)         (4,162,580)
Amortization of acquired software and
  goodwill and depreciation . . . . . . . . . .             (649,837)           (866,919)
Product development . . . . . . . . . . . . . .             (255,253)           (756,212)
Other income, net . . . . . . . . . . . . . . .               59,638              89,624
                                                       --------------       -------------
  Loss before income taxes. . . . . . . . . . .             (523,892)         (2,697,601)
Income taxes. . . . . . . . . . . . . . . . . .               44,971                  --
                                                       ==============       =============
  Net loss. . . . . . . . . . . . . . . . . . .        $    (568,863)       $ (2,697,601)
                                                       ==============       =============

Net loss per common share:
  Net loss per common shares - basic and
   diluted. . . . . . . . . . . . . . . . . . .                 (.06)        $      (.34)
                                                       ==============       =============
  Weighted average number of common shares
     outstanding - basic and diluted. . . . . .            9,042,893           7,932,743


                  See notes to condensed financial statements.

         SOFTWARE PUBLISHING CORPORATION HOLDINGS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Three Months Ended March 31,
                                                              1998                1997

Operating activities:
     Cash (used in) operations. . . . . . . . .       $     (592,628)       $ (2,780,212)
                                                       --------------       -------------


Investment activities:
  Payment of acquisition costs. . . . . . . . .                   --            (959,935)
  Purchase of property and equipment. . . . . .              (16,009)            (32,321)
  Proceeds from sale of short-term
    investments . . . . . . . . . . . . . . . .                   --           1,968,843
                                                       --------------       -------------
     Cash (used in) provided by investing
      activities. . . . . . . . . . . . . . . .              (16,009)            976,587
                                                       --------------       -------------


Financing activities:
  Payment of long-term debt . . . . . . . . . .              (53,566)                 --
  Proceeds from sale of common stock. . . . . .                   --              10,000
                                                       --------------       -------------
     Cash (used in) provided by financing
     activities . . . . . . . . . . . . . . . .              (53,566)             10,000
                                                       --------------       -------------

Net (decrease) in cash and cash equivalents . .             (662,203          (1,793,625)
Cash and cash equivalents at beginning
    of period . . . . . . . . . . . . . . . . .            2,586,753           4,833,454
                                                       --------------       -------------
Cash and cash equivalents at end of period. . .        $   1,924,550        $  3,039,829
                                                       ==============       =============

Supplemental disclosure of non-cash financing
 and investing activities:
  Common Stock issued in payment of
     liabilities. . . . . . . . . . . . . . . .        $      31,250


                  See notes to condensed financial statements.

         SOFTWARE PUBLISHING CORPORATION HOLDINGS, INC. AND SUBSIDIARIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation.

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.


2.   Accounting Principles.

Recently Issued Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of SFAS No. 130 has no impact on the Company's consolidated results of operations, financial position or cash flows. The Company presently has no items of other comprehensive income.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.


3.   Loss Per Share.

     Basic loss per share is computed based upon the weighted average number of common shares outstanding during each period presented. Stock options did not have an effect on the computation of diluted earnings per share in the three month periods ended March 31, 1998 and 1997 since they were anti-dilutive.


4.   Inventories.

     Inventories consist of finished goods.

5.   Stockholders' Equity.

     During the first three months of 1998, the Company issued an aggregate of 31,847 shares of the common stock, par value $.001 per share (the "Common Stock"), of the Company to BizEd, Inc. and a designee of BizEd, Inc. in payment for the acquisition of certain software which was previously accrued.

     In March 1998, the Company authorized 100,000 shares of Junior Participating Preferred Stock, Series A, par value $.001 per share. The Junior Preferred Stock has preferential voting, dividend and liquidation rights over the Common Stock. On March 31, 1998, the Company declared a dividend distribution, payable April 30, 1998, of one Preferred Share Purchase Right ("Right") on each share of Common Stock. Each Right, when exercisable, entitles the registered holder thereof to purchase from the Company one one-thousandth of a share of Junior Preferred Stock at a price of $1.00 per one one-thousandth of a share (subject to adjustment). The one one-thousandth of a share is intended to be the functional equivalent of one share of the Common Stock. The Rights will not be exercisable or transferable apart from the Common Stock until an Acquiring Person, as defined in the Rights Agreement, dated as of March 31, 1998, between the Company and American Stock Transfer & Trust Company, without the prior consent of the Company's Board of Directors, acquires 20% or more of the voting power of the Common Stock or announces a tender offer that would result in 20% ownership. The Company is entitled to redeem the Rights, at $.001 per Right, any time before a 20% position has been acquired or in connection with certain transactions thereafter announced. Under certain circumstances, including the acquisition of 20% of the Common Stock, each Right not owned by a potential Acquiring Person will entitle its holder to purchase, at the Right's then-current exercise price, shares of Common Stock having a market value of twice the Right's exercise price. Holders of a Right will be entitled to buy stock of an Acquiring Person at a similar discount if, after the acquisition of 20% or more of the Company's voting power, the Company is involved in a merger or other business combination transaction with another person in which its common shares are changed or converted, or the Company sells 50% or more of its assets or earning power to another person. The Rights expire on April 20, 2008.


6.   Pending Legal Matters.

     On January 30, 1998, an action was commenced against the Company, Mark E. Leininger and Barry A. Cinnamon in the United States District Court, Southern District of New York. Mr. Leininger currently is President, Chief Operating Officer and a director of the Company and Mr. Cinnamon formerly was Chairman of the Board, President and Chief Executive Officer of the Company. In the action, plaintiffs allege that, in October 1997, they purchased an aggregate 889,000 shares of the Company's common stock for gross proceeds of $919,495 based upon certain statements made to one of the plaintiffs. Plaintiffs further allege that such statements were intentional misrepresentations of material fact that were designed to deceive plaintiffs as to the Company's true financial state and to induce the plaintiffs to invest in the Company. Plaintiffs seek recision of their investment and a return of their purchase price and certain other relief. The Company believes that these claims are without merit and intends to vigorously defend itself in this action. The Company has filed an answer in this action denying the plaintiffs' allegations and asserting affirmative defenses, including that the plaintiffs' subscription agreements bar plaintiffs' claims, and asserting counterclaims that, among other things, plaintiffs breached certain of the representations contained in their subscription agreements, that plaintiff Altman breached his fiduciary duties to the Company and that plaintiffs' violated Section 13(d) of the Exchange Act by filing a materially false and misleading Schedule 13D with respect to the Common Stock. In May 1998, the Company was served with a reply to the counterclaims of the Company and Mark
E. Leininger in this action in which the plaintiffs deny the allegations contained in the counterclaims.

     On February 13, 1998, a summons and complaint was filed in the Superior Court of New Jersey, Essex County under the caption Barry Cinnamon and Lori Kramer Cinnamon, suing derivatively on behalf of Software Publishing Corporation Holdings, Inc. and its shareholders, and Barry Cinnamon and Lori Kramer Cinnamon, individually, v. Software Publishing Corporation Holdings, Inc., Neil
M. Kaufman, Mark Leininger and John Does 1-10. Mr. Leininger is President, Chief Operating Officer and a director of the Company; Mr. Kaufman is a director of the Company, the principal of Kaufman & Associates, LLC, counsel to the Company, and was Secretary of the Company from December 1996 to December 1997; Mr. Cinnamon was Chairman of the Board, President and Chief Executive Officer of the Company until December 19, 1997; and Ms Kramer Cinnamon was an officer and director of the Company until

December  19,  1997.  To  date,  the  summons  and  complaint has been served on the Company and Mark E. Leininger, and has not been served on the other named individual defendant or any of the other defendants. In this action, plaintiffs seek (i) the recision of the Settlement and General Release Agreement, dated as of December 19, 1998 (the "Cinnamon Settlement Agreement"), between the Company and each plaintiff and the License Agreement, dated as of December 19, 1998 (the "Cinnamon License Agreement," and, together with the Cinnamon Settlement Agreement, the "Cinnamon Agreements"), between the Company and Mr. Cinnamon,
(ii) payment of the full amount of compensation due under their former respective employment agreements with the Company, (iii) that Mr. Kaufman be enjoined from continuing to act as a director and officer of, and counsel to, the Company, (iv) that the Company be required to provide an "'opinion letter' as required by the Securities Exchange Act of 1934, as amended, to permit the sale of shares of stock held by the Cinnamons without restriction," (v) that the Company be required to immediately register the stock held by plaintiffs and
(vi) compensatory and punitive damages, attorney's fees, and other relief. Plaintiffs seek such relief based upon their allegations that the defendants improperly caused the resignation of plaintiffs from their positions as officers and directors of the Company, that Mr. Kaufman improperly influenced the decision of the Board of Directors to adopt the Company's December 1997 restructuring plan (thereby rejecting Mr. Cinnamon's plans for the Company), and that the Cinnamon Agreements were entered into by each plaintiff under duress and the coercion of defendants (despite plaintiffs having been represented by counsel in connection with these matters). The Company believes that the plaintiff's allegations are without merit, and intends to vigorously defend itself in this action. In April 1998, the Company, Mark E. Leininger and Neil M. Kaufman filed a motion to dismiss and for attorneys fees in this action on the grounds that (a) the Cinnamon Settlement Agreement provides for arbitration in New York, New York, of all disputes between the parties, (b) the counts against Messrs. Kaufman and Leininger should also be dismissed based upon the release provisions contained in the Cinnamon Settlement Agreement, (c) the Cinnamons having couched some of their claims as shareholder derivative actions does not preclude dismissal of the complaint and (d) the defendants are entitled to recover their attorney fees related to the defense of this action under the terms of the Cinnamon Settlement Agreement.


7.   Subsequent Events.

     In April 1998, the Company retained Boru Enterprises, Inc. ("Boru") to provide corporate advisory and consulting services for a one year term in consideration of the Company's issuance to Boru of (a) 160,000 shares (the "Boru Shares") of the common stock, par value $.001 per share (the "Common Stock"), of the Company, (b) a warrant (the "First Boru Warrant") to purchase 50,000 shares of Common Stock, at an exercise price of $1.00 per share, and (c) a warrant (the "Second Boru Warrant") to purchase 50,000 shares of Common Stock, at an exercise price of $2.00 per share. The Boru Shares, First Boru Warrant and Second Boru Warrant are valued at an aggregate of $100,500.

     In April 1998, the Company sold (a) 1,000,000 shares of Common Stock, (b) warrants to purchase 550,000 shares of Common Stock, at an exercise price of $.01 per share, and (c) warrants to purchase 250,000 shares of Common Stock, at an exercise price of $.71875 per share, to an accredited investor for gross proceeds of $500,000 in a private transaction.

     In April and May 1998, the Company sold an aggregate of 1,383,116 shares of Common Stock to a total of nineteen investors (including directors, officers and employees of the Company) for proceeds of $553,264 (net of sales commissions of $11,700) in private transactions.

     In April 1998, the Company agreed to issue 35,714 shares of Common Stock to an affiliate of a director of the Company in payment of $20,000 of legal services.

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

     The Company acquired three operating software companies in 1996 and conducted a restructuring of its management and operations in late 1997 and early 1998 with the expectation that such transactions and restructuring will result in long-term strategic benefits. The realization of these anticipated benefits will depend in part on whether the cost savings intended to be realized from the restructuring can be achieved. While the Company has substantially implemented its integration and restructuring plans, there can be no assurance that the expected long-term strategic benefits of the acquisitions and restructuring will be realized.

     Additional potential risks and uncertainties include, among other things, such factors as the overall level of business and consumer spending for computer software, the market acceptance and amount of sales of the Company's products, the extent that the Company's direct mail programs achieve satisfactory response rates, the efficiency of the Company's telemarketing operations, the competitive environment within the computer software and direct mail industries, the Company's ability to raise additional capital, the ability of the Company to continue to implement its reorganization plan efficiently and achieve the anticipated results therefrom, the cost-effectiveness of the Company's product development activities, the extent to which the Company is successful in developing, acquiring or licensing successful products, and other factors and information disclosed and discussed in this "Item 2. Management's Discussion and Analysis or Plan of Operation" and in other sections of this Form 10-QSB. Readers of this Form 10-QSB should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward looking statements.

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

     In July 1996, the Company acquired Serif Inc. and Serif (Europe) Limited (collectively, the "Serif companies"), which significantly expanded the Company's product line to include desktop publishing titles Serif PagePlus and Serif DrawPlus, among others. In December 1996, the Company acquired all of the outstanding capital stock of Software Publishing Corporation ("SPC"), as a result of which the Company's product line expanded further to include SPC's presentation graphics and other visual communications and business productivity software products. The Company continues to operate the Serif companies and SPC as wholly-owned subsidiaries. Since January 1998, the operations of SPC have been significantly reduced.

     North America and international net revenues for the Company's three-month periods ending March 31, 1998 and 1997, were as follows:

                                                      Three Months Ended March 31,
                                                    1998                         1997
                                                $           %                  $         %
North America . . . . . . . . . . .         $ 1,875,219    48             $ 1,872,165   47
International . . . . . . . . . . .           2,048,227    52               2,078,087   53
Total net revenues. . . . . . . . .         $ 3,923,446    100  $           3,950,252   100

     The Company believes that end users are continuing to migrate from the Windows 3.1 to the Windows 95 and Windows NT platforms and potentially may migrate to the anticipated Windows 98 and/or to Internet computing. The Company expects increased competition, including price competition, in the Windows 95, Windows NT and Windows 3.1 markets in the future. Several of the Company's competitors have introduced suites of products which include products that directly compete with the Company's products. These suites of products may be bundled with other office software programs by the same or other competitors, or are distributed at no charge or are included as part of the operating system. The Company believes these offerings of product suites have adversely affected net revenues, and will continue to adversely affect sales of the Company's products in the future as the individual products within the suites continue to gain increased levels of inter-operability and functionality. The Company currently does not offer a suite of general purpose office products; however, the Company currently offers one suite of products, Serif Publishing Power Suite, as well as products that complement competitive suite products. The Company believes that in order to increase its net revenues, it must continue to expand its direct marketing and telemarketing operations, introduce new marketing strategies and continue to introduce new technologies and products through strategic alliances, acquisitions, licensing or distribution arrangements or internal development. Any inability or delay in executing these strategies, difficulties encountered in introducing new products or marketing programs, or failures of the Company's current and future products to compete successfully with products offered by competitors, could adversely affect the Company's net revenues and profitability.

Results of Operations

     Three Month Period Ended March 31, 1998 Compared to the Three Month Period Ended March 31, 1997

     Net Sales. Net sales remained essentially flat in the three month period ended March 31, 1998 at $3,923,446, as compared to $3,950,252 in the three month period ended March 31, 1997. However, direct sales increased from approximately $2,636,000 in the 1997 period to $3,206,000 in the 1998 period, as the Company's restructuring and focus on direct sales was implemented. In addition, the three months ended March 31, 1997 included the introduction of the ActiveOffice product, while there were no retail product introductions in the three months ended March 31, 1998. The Company provided in the three month period ended March 31, 1998 for returns at approximately 4% of gross sales as compared to approximately 22% in the three month period ended March 31, 1997 due to a shift from primarily retail sales to more direct channels, which have historically exhibited fewer returns than the retail sales channels.

     Cost of Goods Sold. Cost of goods sold increased approximately 1% from $952,000 in the three month period ended March 31, 1997 to $958,000 in the three month period ended March 31, 1998, as a result of higher sales volumes of higher cost product. As a percentage of net sales, cost of goods sold remained at approximately 24% of net sales in the three month periods ended March 31, 1998 and 1997. Cost of goods sold consists primarily of product costs, royalties and inventory allowances for damaged and obsolete products. Product costs consist of the costs to purchase the underlying materials and print both boxes and manuals, media costs (CD-ROMs and other media) and assembly.

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

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by approximately $1,518,000 or 36% from $4,163,000 in the three month period ended March 31, 1997 to $2,644,000 in the three month period March 31, 1998 primarily as a result of the implementation of the Company's 1997 restructuring program, which significantly reduced these costs by, among other things, closing the Company's San Jose, California office.

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

     Amortization of Acquired Software and Goodwill and Depreciation. In the three month period ended March 31, 1998, the Company recorded approximately $611,000 in amortization of acquired software and goodwill associated with its acquisitions of Serif and SPC, a decrease of $173,000 or 22% as compared to $784,000 in the three-month period ended March 31, 1997, primarily as a result of a write-off of goodwill in 1997. Depreciation and amortization decreased to approximately $39,000 in the three month period ended March 31, 1998 from $83,000 for the three month period ended March 31, 1997 due to a decrease in depreciable assets resulting from the disposition of assets in connection with the Company's 1997 restructuring.

     Product Development. Product development expenses decreased approximately $501,000 or 66% from $756,000 in the three month period ended March 31, 1997 to $255,000 in the three month period ended March 31, 1998, principally as a result of the Company's reduction in research and development personnel in the Company's San Jose, California office in connection with the Company's 1997 restructuring. As a percentage of net sales, the Company's product development expenses were approximately 7% in the three month period ended March 31, 1998, compared to 19% in the three month period ended March 31, 1997. All internally generated development costs have been expensed in the period incurred. The Company intends to continue to acquire externally developed technology, explore strategic alliances and other methods of acquiring or licensing technology, and invest in certain internal development projects, including the updating of existing products. The Company believes that development expenses may increase in dollar amount in the future, although the Company's long-term goal is to reduce product development costs as a percentage of sales. Because of the inherent uncertainties associated with software development projects, there can be no assurance that the Company's research and development efforts will result in successful product introductions or increased revenues or profitability.

     Other Income. Other income decreased from a net of approximately $90,000 in the three month period ended March 31, 1997 to $60,000 in the three month period ended March 31, 1998, primarily as a result of a reduction in interest income associated with a decrease in cash balance levels.


Liquidity and Capital Resources

     During the three-month period ended March 31, 1998, the Company's cash and cash equivalents decreased by approximately $662,000 from $2,587,000 at December 31, 1997 to $1,925,000 at March 31, 1998, primarily as a result of using $593,000 in operations, $54,000 to pay certain debt and $16,000 to purchase property and equipment. The Company had a working capital deficit of $2,224,000 at March 31, 1998, a reduction of $96,000 from the Company's working capital deficit at December 31, 1997, which resulted primarily from a decrease of $875,000 in accrued liabilities which more than offset increases of $370,000 in accounts payable and $417,000 in accounts receivable.

     In April and May 1998, the Company sold an aggregate 2,383,116 shares of Common Stock, and warrants to purchase an additional aggregate 800,000 shares of Common Stock, to a total of twenty investors, including certain directors, officers and employees of the Company and their affiliates, for aggregate proceeds of $1,053,264 (net of sales commissions of $11,700). The Company also has implemented a cost reduction program relating to personnel and operating expenses in connection with its 1997 restructuring. In addition, the Company has a letter of credit facility of $300,000 relating to certain lease obligations collateralized by $300,000 of restricted cash and has a debt facility of approximately $200,000 with its primary bank in the United Kingdom, of which $115,000 was outstanding at March 31, 1998. The Company intends to continue to pursue a possible offering of its equity or debt securities; however, there can be no assurance that the Company will be successful in completing such an offering. The Company believes that its existing cash and cash equivalents, cash generated from operations, if any, and the proceeds from the April and May 1998 sale of Company securities should be sufficient to meet its currently anticipated liquidity and capital expenditure requirements for at least the next approximately six to nine months. There can be no assurance, however, that the Company will be successful in attaining its sales goals, nor that attaining such goals will have the desired effect on the Company's cash resources.

     The Company's operating activities for the first three months of 1998 used cash of approximately $593,000 primarily related to costs associated with development, sales and marketing the Company's products, an increase in accounts receivable and a reduction of accrued expenses. The Company intends to continue to utilize its working capital in 1998 for product development, marketing and advertising, to finance the higher level of inventory and accounts receivable necessary to support an anticipated increase in sales, for capital expenditures, including the purchase of computer equipment, and for internal and external software development. However, the Company's cash requirements may change depending upon numerous factors, including, without limitation, the need to finance the licensing or acquisition of third party software as well as increased inventory and accounts receivable arising from the sale and shipment of new products.

     In the three-month period ended March 31, 1998, approximately 52% of the Company's total sales were generated outside the United States. The Company expects this pattern to continue as it continues to expand its foreign sales operations. The Company's exposure to foreign currency gains and losses is partially mitigated as the Company incurs operating expenses in the principal foreign currency in which it invoices foreign customers. As of March 31, 1998 the Company had no foreign exchange contracts outstanding. The Company's foreign exchange gains and losses may be expected to fluctuate from period to period depending upon the movement in exchange rates.

     In June 1994, SPC sold its Superbase product line to Computer Concepts Corporation ("CCC") (NASDAQ: CCEE) for shares of CCC's restricted common stock. As of March 31, 1998, SPC owned 125,000 shares of common stock of CCC which were sold in April 1998 for gross proceeds of approximately $53,000.

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

                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

     Reference is hereby made to Item 3 of the Company's Annual Report on Form 10-KSB, for the fiscal year ended December 31, 1997, filed April 15, 1997 (Commission File No.: 1-14076), and to the references therein, for a discussion of all material pending legal proceedings to which the Company or any of its subsidiaries are parties.

     In May 1998, the Company was served with a reply to the counterclaims of the Company and Mark E. Leininger in the action titled Howard Milstein and Ronald Altman v. Software Publishing Corporation Holdings, Inc., Mark E. Leininger and Barry A. Cinnamon in which the plaintiffs deny the allegations contained in the counterclaims.

     In April 1998, the Company, Mark E. Leininger and Neil M. Kaufman filed a motion to dismiss and for attorneys fees in the action titled Barry Cinnamon and Lori Kramer Cinnamon, suing derivatively on behalf of Software Publishing Corporation Holdings, Inc. and its shareholders, and Barry Cinnamon and Lori Kramer Cinnamon, individually, v. Software Publishing Corporation Holdings, Inc., Neil M. Kaufman, Mark Leininger and John Does 1-10 on the grounds that (a) the Settlement and General Release Agreement between the Company and the Cinnamons (the "Release Agreement") provides for arbitration in New York, New
York, of all disputes between the parties, (b) the counts against Messrs. Kaufman and Leininger should also be dismissed based upon the release provisions contained in the Release Agreement, (c) the Cinnamons having couched some of their claims as shareholder derivative actions does not preclude dismissal of the complaint and (d) the defendants are entitled to recover their attorney fees related to the defense of this action under the terms of the Release Agreement.


Item 2.   Changes in Securities and Use of Proceeds.

     In February 1998, the Company issued an aggregate of 31,847 shares (the "BizEd Shares") of the common stock, par value $.001 per share (the "Common Stock"), of the Company to BizEd, Inc. and a designee of BizEd, Inc. in payment for the acquisition of certain software which was accrued as a liability in 1996. The issuance of the BizEd Shares was a private transaction exempt from registration under Section 4(2) of the Securities Act.

     In March 1998, the Company authorized 100,000 shares of Junior Participating Preferred Stock, Series A, par value $.001 per share. The Junior Preferred Stock has preferential voting, dividend and liquidation rights over the Common Stock. On March 31, 1998, the Company declared a dividend distribution, payable April 30, 1998, of one Preferred Share Purchase Right ("Right") on each share of Common Stock. Each Right, when exercisable, entitles the registered holder thereof to purchase from the Company one one-thousandth of a share of Junior Preferred Stock at a price of $1.00 per one one-thousandth of a share (subject to adjustment). The one one-thousandth of a share is intended to be the functional equivalent of one share of the Common Stock. The Rights will not be exercisable or transferable apart from the Common Stock until an Acquiring Person, as defined in the Rights Agreement, dated as of March 31, 1998, between the Company and American Stock Transfer & Trust Company, without the prior consent of the Company's Board of Directors, acquires 20% or more of the voting power of the Common Stock or announces a tender offer that would result in 20% ownership. The Company is entitled to redeem the Rights, at $.001 per Right, any time before a 20% position has been acquired or in connection with certain transactions thereafter announced. Under certain circumstances, including the acquisition of 20% of the Common Stock, each Right not owned by a potential Acquiring Person will entitle its holder to purchase, at the Right's then-current exercise price, shares of Common Stock having a market value of twice the Right's exercise price. Holders of a Right will be entitled to buy stock of an Acquiring Person at a similar discount if, after the acquisition of 20% or more of the Company's voting power, the Company is involved in a merger or other business combination transaction with another person in which its common shares are changed or converted, or the Company sells 50% or more of its assets or earning power to another person. The Rights expire on April 20, 2008.

     In April 1998, the Company retained Boru Enterprises, Inc. ("Boru") to provide corporate advisory and consulting services for a one year term in consideration of the Company's issuance to Boru of (a) 160,000 shares (the "Boru

Shares") of Common Stock, (b) a warrant (the "First Boru Warrant") to purchase 50,000 shares of Common Stock, at an exercise price of $1.00 per share, and (c) a warrant (the "Second Boru Warrant") to purchase 50,000 shares of Common Stock, at an exercise price of $2.00 per share. The Boru Shares, First Boru Warrant and Second Boru Warrant are valued at an aggregate of $100,500. The issuance of the Boru Shares, First Boru Warrant and Second Boru Warrant was a private transaction exempt from registration under Section 4(2) of the Securities Act.

     In April 1998, the Company sold (a) 1,000,000 shares of Common Stock, (b) warrants to purchase 550,000 shares of Common Stock, at an exercise price of $.01 per share, and (c) warrants to purchase 250,000 shares of Common Stock, at an exercise price of $.71875 per share, to an accredited investor for gross proceeds of $500,000 in a private transaction exempt from registration under
Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

     In April 1998, the Company agreed to issue 35,714 shares of Common Stock to Kaufman & Associates, LLC, in payment of $20,000 of legal services. Neil M. Kaufman, the principal of Kaufman & Associates, LLC, is a director of the Company.

     In April and May 1998, the Company sold an aggregate of 1,383,116 shares of Common Stock to sixteen accredited investors (including five directors and executive officers of the Company and the spouse of a director of the Company) and three non-accredited investors (including two employees of the Company and an affiliate of a director of the Company) (collectively, the "April/May 1998 Investors") for proceeds of $553,264 (net of sales commissions of $11,700) in private transactions exempt from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.


Item 3.   Defaults Upon Senior Securities.

     None.


Item 4.   Submission of Matters to a Vote of Security Holders.

     None.


Item 5.   Other Information.

     None.


Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     Set forth below are all exhibits to this Quarterly Report on Form 10-QSB.

Exhibit
Number    Description

10.53 Warrant, dated April 7, 1998, registered in the name of Boru Enterprises, Inc., with respect to 50,000 shares of Common Stock.
10.54 Warrant, dated April 7, 1998, registered in the name of Boru Enterprises, Inc., with respect to 50,000 shares of Common Stock.
10.55 Form of Subscription Agreement, dated April 28, 1998, between the Company and The Whitehaven Group, LLC.

10.56 Warrant, dated April 28, 1998, registered in the name of The Whitehaven Group, LLC, with respect to 550,000 shares of Common Stock.
10.57 Warrant, dated April 28, 1998, registered in the name of The Whitehaven Group, LLC, with respect to 250,000 shares of Common Stock.
10.58 Form of Subscription Agreement, each executed between April 29, and May 6, 1998, between the Company and each of the April/May 1998 Investors.
10.59 Letter Agreement, dated April 28, 1998, between the Company and M.S. Farrell & Co., Inc.
27        Financial Data Schedule.

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

                                                SOFTWARE PUBLISHING
                                            CORPORATION HOLDINGS, INC.



Dated:  May 12, 1998                      By: /s/ Mark E. Leininger
                                                  Mark E. Leininger
                                          President and Chief Executive Officer
                                           (Principal Executive Officer)


Dated:  May 12, 1998                      By: /s/ Kevin D. Sullivan
                                                  Kevin D. Sullivan
                                         Vice President - Finance, Treasurer and
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

                 SOFTWARE PUBLISHING CORPORATION HOLDINGS, INC.

                                   FORM 10-QSB
                          Quarter Ended March 31, 1998

                                  EXHIBIT INDEX

Exhibit
Number    Description

10.53 Warrant, dated April 7, 1998, registered in the name of Boru Enterprises, Inc., with respect to 50,000 shares of Common Stock.
10.54 Warrant, dated April 7, 1998, registered in the name of Boru Enterprises, Inc., with respect to 50,000 shares of Common Stock.
10.55     Form of Subscription  Agreement,  dated April 28, 1998,  between the Company and The Whitehaven Group, LLC.
10.56 Warrant, dated April 28, 1998, registered in the name of The Whitehaven Group, LLC, with respect to 550,000 shares of Common Stock.
10.57 Warrant, dated April 28, 1998, registered in the name of The Whitehaven Group, LLC, with respect to 250,000 shares of Common Stock.
10.58 Form of Subscription Agreement, each executed between April 29, and May 6, 1998, between the Company and each of the April/May 1998 Investors.
10.59 Letter Agreement, dated April 28, 1998, between the Company and M.S. Farrell & Co., Inc.
27        Financial Data Schedule.