Form 10-Q
period 1998-06-30
SOFTWARE PUBLISHING CORP HOLDINGS INC
filed 1998-08-14
CIK 926331

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1998

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


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,910,049 shares of Common Stock as of August 13, 1998.

     Transitional Small Business Disclosure Format (check one):  Yes [  ] No [X]

                          PART I. FINANCIAL INFORMATION


Item                                                                        Page

Item 1.   Financial Statements:

Condensed Consolidated Balance Sheets as of June 30, 1998
     (Unaudited) and December 31, 1997 . . . . . . . . . . . . . . .          3
Condensed Consolidated Statements of Operations for the Three
     and Six Months Ended June 30, 1998 and 1997 (Unaudited) . . . .          4
Condensed Consolidated Statement of Changes in Stockholders'
     Equity for the Six Months Ended June 30, 1998 (Unaudited) . . .          5
Condensed Consolidated Statements of Cash Flows for the Three
     and Six Months Ended June 30, 1998 and 1997 (Unaudited) . . . .          6
Notes to Condensed Financial Statements. . . . . . . . . . . . . . .          7


Item 2.   Management's Discussion and Analysis or Plan of
          Operation . . . . . . . . . . . . . . . . . . . . . . . .           9

         SOFTWARE PUBLISHING CORPORATION HOLDINGS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               June 30,               December 31,
                                                                 1998                    1997
                                                             (Unaudited)                (Note)

                                     ASSETS
Current assets:
 Cash and cash equivalents . . . . . . . . . . .              $2,088,500             $ 2,586,753
 Marketable securities . . . . . . . . . . . . .                      --                 173,600
 Accounts receivable, net. . . . . . . . . . . .               1,497,943               1,324,102
 Inventories . . . . . . . . . . . . . . . . . .                 610,640                 567,336
 Prepaid expenses and other current assets . . .                 333,775                 329,591
                                                              ----------              ----------
      Total current assets . . . . . . . . . . .               4,530,858               4,981,382
Property and equipment, net. . . . . . . . . . .                 448,349                 568,888
Acquired software, net . . . . . . . . . . . . .               3,295,584               4,446,750
Goodwill, net. . . . . . . . . . . . . . . . . .                 231,086                 268,559
Restricted cash. . . . . . . . . . . . . . . . .                 300,000                 300,000
Other assets . . . . . . . . . . . . . . . . . .                  80,023                  63,923
                                                              ----------              ----------

      Total assets . . . . . . . . . . . . . . .              $8,885,900             $10,629,502
                                                              ----------              ----------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable. . . . . . . . . . . . . . . .       $       3,355,715             $ 3,015,198
 Accrued liabilities . . . . . . . . . . . . . .               2,074,344               4,112,267
 Current portion of long-term debt . . . . . . .                 150,877                 173,866
                                                              ----------              ----------
      Total current liabilities. . . . . . . . .               5,580,936               7,301,331
Long-term debt, less current maturities. . . . .                 103,750                 184,765
                                                              ----------              ----------
      Total liabilities. . . . . . . . . . . . .               5,684,686               7,486,096
                                                              ----------              ----------
Commitments and contingencies. . . . . . . . . .                      --                      --
Stockholders' equity:
 Serial Preferred Stock, authorized 1,939,480 shares:
     none issued and outstanding . . . . . . . .                      --                      --
 Class B Voting Preferred Stock, Series A, 60,520 shares
   authorized, none issued and outstanding . . .                      --                      --
 Common stock, par value $.001 per share, authorized
     30,000,000 shares: issued and outstanding 3,910,049
     shares in 1998 and 3,003,767 shares in 1997                   3,910                   3,004
Additional paid-in capital . . . . . . . . . . .              44,226,768              42,971,820
Accumulated deficit. . . . . . . . . . . . . . .             (41,029,464)            (39,831,418)
                                                              ----------              ----------
      Total stockholders' equity . . . . . . . .               3,201,214               3,143,406
                                                              ----------              ----------
      Total liabilities and stockholders' equity              $8,885,900             $10,629,502
                                                              ----------              ----------


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

        SOFTWARE PUBLISHING CORPORATION HOLDINGS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             Three Months Ended                       Six Months Ended
                                                  June 30,                                June 30,
                                           1998              1997                   1998            1997
                                                            (Note)                                 (Note)

Net sales. . . . . . . . . . . .        $ 4,079,533       $ 4,144,311           $ 8,002,979      $ 8,094,563
Cost of goods sold . . . . . . .            745,657           827,603             1,703,301        1,779,369
                                        ------------      ------------          ------------     -----------
     Gross profit. . . . . . . .          3,333,876         3,316,708             6,299,678        6,315,194

Selling, general and administrative
 expenses. . . . . . . . . . . .         (2,768,421)       (3,565,436)           (5,412,663)      (7,728,016)
Amortization of acquired software and
 goodwill and depreciation . . .           (717,012)         (822,618)           (1,366,849)      (1,689,537)
Product development. . . . . . .           (517,324)         (890,526)             (772,577)      (1,646,738)
Other income (expense) - net . .             (5,273)           18,633                54,365          108,257
                                        ------------      ------------          ------------     -----------
 Loss before income tax benefit.           (674,154)       (1,943,239)           (1,198,046)      (4,640,840)
Income tax benefit . . . . . . .             44,971                --                    --               --
                                        ------------      ------------          ------------     -----------
 Net loss . . . . . . . . . . .         $  (629,183)      $(1,943,239)          $(1,198,046)     $(4,640,840)
                                        ------------      ------------          ------------     -----------

Net loss per common share:
 Net loss per common share -
   basic and diluted. . . . . .         $      (.18)      $      (.72)          $      (.36)     $     (1.74)
                                        ------------      ------------          ------------     -----------
 Weighted average number of
   common shares outstanding -
   basic and diluted. . . . . .           3,576,425         2,683,474             3,296,956        2,663,969
                                        ------------      ------------          ------------     -----------


Note: Net loss per common share and weighted average number of common shares outstanding for all periods presented have been adjusted to reflect the Company's one-for-three (1:3) reverse stock split made effective May 27, 1998.


                  See notes to condensed financial statements.

         SOFTWARE PUBLISHING CORPORATION HOLDINGS, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                        Additional                               Total
                                                Common Stock              Paid-In            Accumulated      Stockholders'
                                               $.001 Par Value            Capital              Deficit           Equity
                                               ---------------          ----------           -----------      -------------
                                             Shares      Amount
                                             (Note)

Balance at December 31, 1997 . . . . . . .   3,003,767   $ 3,004        $42,971,820          $(39,831,418)      $3,143,406
Issuance of common stock in payment of
   liability in connection with business
   combination . . . . . . . . . . . . . .      10,616        11             31,239                                 31,250
Issuance of common stock in payment of
   of liabilities for services in connection
   with business combinations. . . . . . .      27,299        27             49,112                                 49,139
Issuance of common stock in payment of
   liabilities for services. . . . . . . .      20,670        21             36,697                                 36,718
Issuance of common stock and warrants for
   services rendered . . . . . . . . . . .      53,333        53            100,447                                100,500
Sale of common stock and warrants. . . . .     333,333       333            499,667                                500,000
Sale of common stock in private
   placement - net . . . . . . . . . . . .     461,031       461            537,786                                538,247
Net loss . . . . . . . . . . . . . . . . .                                                     (1,198,046)      (1,198,046)
                                             ----------  -------        ------------          ------------      ------------
Balance at June 30, 1998 . . . . . . . . .   3,910,049   $ 3,910        $44,226,768           $(41,029,464)     $3,201,214
                                             ----------  -------        ------------          ------------      ------------


Note: The balance at December 31, 1997 and all issuances of common stock through June 30, 1998 have been adjusted to reflect the Company's one-for-three (1:3) reverse stock split made effective May 27, 1998.


                  See notes to condensed financial statements.

         SOFTWARE PUBLISHING CORPORATION HOLDINGS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                               For the Six Months Ended June 30,
                                               ---------------------------------
                                                  1998                 1997

Operating activities
Cash (used in) from operations . . . . . .   $(1,410,925)           $(6,239,217)
                                             ------------           ------------
Investment activities
Purchase of property and equipment . . . .       (21,571)              (457,348)
Proceeds from sale of short term
  investments. . . . . . . . . . . . . . .            --              4,840,546
                                             ------------           ------------
                                                 (21,571)             4,383,198
                                             ------------           ------------

Financing activities
Proceeds from sale of common stock . . . .     1,038,247                     --
Repayment of notes . . . . . . . . . . . .      (104,004)            (1,805,273)
                                             ------------           ------------
                                                 934,243             (1,805,273)
                                             ------------           ------------

Net (decrease) in cash . . . . . . . . . .      (498,253)            (3,661,292)
Cash at beginning of period. . . . . . . .     2,586,753              6,483,454
                                             ------------           ------------
Cash at end of period. . . . . . . . . . .   $ 2,088,500            $ 2,822,162
                                             ------------           ------------


Supplemental disclosure of non-cash financing and investing activities:

Common stock issued in payment of
   liabilities . . . . . . . . . . . . . .   $   107,107            $        --
                                             ------------           ------------

Common stock issued for services . . . . .   $   110,500            $        --
                                             ------------           ------------

                  See notes to condensed financial statements.

         SOFTWARE PUBLISHING CORPORATION HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation.

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.


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


3.   Loss Per Share.

     Basic loss per share is computed based upon the weighted average number of common shares outstanding during each period presented. Stock options did not have an effect on the computation of diluted earnings per share in the three and six month periods ended June 30, 1998 and 1997 since they were anti-dilutive.


4.   Inventories.

     Inventories consist principally of finished goods.

5.   Stockholders' Equity.

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

     On May 26, 1998, the stockholders of the Company granted the Board of Directors of the Company authority to amend the Company's Certificate of Incorporation to authorize either a one-for-two (1:2), one-for-three (1:3) or one- for-five (1:5) reverse stock split of the Common Stock. Following such stockholder action, the Company's Board of Directors authorized a one-for-three (1:3) reverse stock split (the "Reverse Stock Split") of the Common Stock and directed that a Certificate of Amendment of the Certificate of Incorporation of the Company (the "Certificate of Amendment") effectuating the Reverse Stock Split be filed with the Delaware Secretary of State. The Certificate of Amendment was filed with the Delaware Secretary of State on May 27, 1998. In accordance with the Certificate of Amendment, the Reverse Stock Split became effective as of the close of business on May 27, 1998. Giving effect to the Reverse Stock Split, the Company's net loss per share - basic and diluted, as restated, was $.19 and $1.02 per share for the quarters ended March 31, 1998 and 1997, respectively, and $3.57 and $22.44 per share for the years ended December 31, 1997 and 1996, respectively.

6.   Pending Legal Matters

     The action commenced by the Company's former Chairman of the Board, President and Chief Executive Officer and his spouse, also a former director and officer of the Company, has been dismissed with prejudice.

     The action commenced by certain purchasers of Common Stock seeking recession of their aggregate $919,495 investment in the Company and certain other relief, and in which the Company has made certain counterclaims, is in the discovery stage.

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

General

     The Company is an international developer, publisher and supplier of proprietary computer software applications primarily targeted towards the visual communications market segment through desktop publishing, presentation graphics, graphics/drawing and business productivity software for the corporate and small office/home office ("SOHO") markets. The Company's products produce documents through its easy-to-use desktop publishing, drawing and presentation graphics applications, and also improve the graphical appeal and overall effectiveness of documents produced by either the Company's or third parties' desktop publishing, presentation graphics, web page, e-mail, word processing and other similar applications. The Company currently offers sixteen products, primarily Serif PagePlus and Harvard Graphics , that operate on the Windows 98, Windows 95, Windows NT , Windows 3.1 and DOS operating systems for IBM personal computers and compatibles. The Company has established a multi-channel distribution system utilizing direct mail, telemarketing, retail, corporate and OEM sales channels and also disseminates its software programs over the Internet. The Company currently derives substantially all of its net sales from products sold directly to end-users by its direct mail and telemarketing centers, and to retailers, distributors and corporate purchasers by its internal corporate and retail sales force and independent sales representatives. The Company anticipates to commence selling certain computer hardware and digital imaging equipment manufactured by third parties through the Company's direct mail sales channel.

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

     North America and international net revenues for the Company's three month and six month periods ending June 30, 1998 and 1997, were as follows:

                               Three Months Ended June 30,                 Six Months Ended June 30,
                          1998                           1997         1998                         1997
                          -----------------------------------         ---------------------------------
                            $        %         $          %             $        %        $         %
                          -----------------------------------         ---------------------------------
North America . .      $1,955,375   47.9   $1,902,380    45.9      $3,830,594   47.9  $3,774,545   46.6
International . .       2,124,158   52.1    2,241,931    54.1       4,172,385   52.1   4,320,018   53.4
                       ----------   ----   ----------    ----      ----------   ----  ----------   ----
Total . . . . . .      $4,079,533   100.0  $4,144,311    100.0     $8,002,979   100.0 $8,094,563   100.0

     The Company believes that end users are continuing to migrate from the Windows 3.1 to the Windows 95 and Windows 98 platforms and potentially may migrate to Internet computing. The Company expects increased competition, including price competition, in the Windows 3.1, Windows 95, Windows 98 and Windows NT markets in the future. Several of the Company's competitors have introduced suites of products which include products that directly compete with the Company's products. The Company believes that these offerings of product suites adversely affect net revenues and will continue to adversely affect sales of the Company's products in the future as the individual products within the suites continue to gain increased levels of inter-operability and functionality. The Company currently does not offer a suite of general purpose office products; however, the Company currently offers one product suite, Serif Publishing Power Suite, as well as products that complement competitive suite products. The Company believes that in order to increase its net revenues, it must continue to develop and introduce new technologies and products internally, obtain additional technologies and products through strategic alliances and acquisitions and introduce new marketing strategies. Any inability or delay in executing these strategies, difficulties encountered in introducing new products or marketing programs, or failures of the Company's current and future products to compete successfully with products offered by other vendors, could adversely affect the Company's net revenues and profitability. The Company's growth is expected to require increases in the number of the Company's employees, expenditures for new product development, the acquisition of product rights, sales and marketing expenses, and general and administrative expenses.

Results of Operations

     Three Month Period Ended June 30, 1998 Compared to the Three Month Period Ended June 30, 1997

     Net Sales. Net sales decreased approximately $65,000, or 1.6%, from $4,144,000 in the three month period ended June 30, 1997 to $4,080,000 in the three month period ended June 30, 1998 principally as a result of an extended Easter vacation period in Europe in the 1998 period, which has historically resulted in lower sales volume. The Company provided for returns in the three month period ended June 30, 1998 at approximately 9% of gross sales as compared to 6% in the three month period ended June 30, 1997 due to a shift in product sales from direct channels to retail sales, which historically have exhibited higher returns than the direct sales channels. As at June 30, 1998, the Company had approximately $210,000 in confirmed back orders.

     Cost of Goods Sold. Cost of goods sold decreased approximately $82,000, or 9.9%, from $828,000 in the three month period ended June 30, 1997 to $746,000 in the three month period ended June 30, 1998, as a result of the Company's effort to reduce product costs through changes in suppliers. As a percentage of net sales, cost of goods sold decreased from approximately 20.0% of net sales in the three month period ended June 30, 1997 to 18.3% of net sales in the three month period ended June 30, 1998. Cost of goods sold consists primarily of product costs, freight charges, royalties and inventory allowances for damaged and obsolete products. Product costs consist of the costs to purchase the underlying materials and print both boxes and manuals, media costs (CD-ROM's and other media) and assembly.

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

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses decreased by approximately $797,000, or 22.4%, from $3,565,000 in the three month period ended June 30, 1997 to $2,768,000 in the three month period ended June 30, 1998, primarily as a result of the implementation of the Company's restructuring program, which included closing the Company's San Jose, California office. Total selling expenses (not including salaries) decreased approximately $619,000, or 27.2%, from $2,277,000 in the three month period ended June 30, 1997 to $1,658,000 in the three month period ended June 30, 1998, primarily as a result of a decrease in the level of advertising and sales promotion activities within the retail distribution channels.

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

     Amortization of Acquired Software and Goodwill and Depreciation. Depreciation and amortization decreased to approximately $717,000 in the three month period ended June 30, 1998 from approximately $823,000 for the three month period ended June 30, 1997 due to the elimination of certain goodwill in 1997.

     Product Development. Product development expenses decreased approximately $373,000, or 41.9%, from $891,000 in the three month period ended June 30, 1997 to $517,000 in the three month period ended June 30, 1998 principally as a result of the reduction in product development staff located in California and the Company's shift in focus toward acquiring or licensing products developed by third parties. As a percentage of net sales, the Company's product development costs were approximately 12.7% in the three month period ended June 30, 1998 as compared to 21.5% in the three month period ended June 30, 1997. The Company expects that development expenses will increase in dollar amount in the future to the extent the Company expands its development activities, although the Company's long-term goal is to continue to reduce product development costs as a percentage of sales. All product development costs have been expensed in the period incurred.

     Other (Income) Expense. Other (income) expense decreased from income of approximately $19,000 in the three month period ended June 30, 1997 to an expense of $5,000 in the three month period ended June 30, 1998 primarily as a result of lower average cash balances during the 1998 period.

     Six Month Period Ended June 30, 1998 Compared to the Six Month Period Ended June 30, 1997

     Net Sales. Net sales decreased approximately $92,000, or 1.1%, from $8,095,000 in the six month period ended June 30, 1997 to $8,003,000 in the six month period ended June 30, 1998 primarily as a result of the longer Easter vacation period in 1998, which has historically resulted in lower sales volume. The Company provided in the six month period ended June 30, 1998 for returns at approximately 7% of gross sales as compared to 15% in the six month period ended June 30, 1997, due to a shift in product sales in the quarter ended March 31, 1998 from primarily retail sales to more direct channels, which historically have exhibited fewer returns than the retail sales channels.

     Cost of Goods Sold. Cost of goods sold decreased approximately $76,000, or 4.3%, from $1,779,000 for the six month period ended June 30, 1997 to $1,703,000 in the six month period ended June 30, 1998 primarily as a result of decreased sales volume and the Company's effort to reduce product costs through changes in suppliers. As a percentage of net sales, cost of goods sold decreased from approximately 22.0% in the six month period ended June 30, 1997 to 21.3% in the six month period ended June 30, 1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by approximately $2,315,000, or 30.0%, from $7,728,000 in the six month period ended June 30, 1997 to $5,413,000 in the six month period ended June 30, 1998 primarily as a result of a decrease in advertising and the implementation of the Company's restructuring, which resulted in reduced personnel costs of approximately $500,000 and decreases in rental and other occupancy costs, partially offset by an increase in professional fees. General and administrative expenses decreased approximately $344,000, or 25.0%, from $1,375,000 in the six month period ended June 30, 1997 to $1,031,000 in the six month period ended June 30, 1998. Total selling expenses (not including salaries) decreased approximately $1,005,000, or 27.8%, from $3,611,000 in the six month period ended June 30, 1997 to $2,606,000 in the six month period ended June 30, 1998, primarily as a result of the Company's restructuring program.

     Amortization of Acquired Software and Goodwill and Depreciation. In the six month period ended June 30, 1998, the Company recorded approximately $1,367,000 in amortization of acquired software and goodwill and depreciation compared to $1,690,000 incurred in the six month period ended June 30, 1997, primarily as a result of the elimination of certain goodwill in 1997.

     Product Development. Product development expenses decreased approximately $874,000, or 53.1%, from $1,647,000 in the six month period ended June 30, 1997 to $773,000 in the six month period ended June 30, 1998 principally as a result of the Company's restructuring program. As a percentage of net sales, the Company's product development costs decreased to approximately 9.7% in the six month period ended June 30, 1998 as compared to 20.3% in the six month period ended June 30, 1997. The Company expects that development expenses will increase in dollar amount in the future to the extent the Company expands its development activities, although the Company's long-term goal is to continue to reduce product development costs as a percentage of sales. All development costs have been expensed in the period incurred.

     Other (Income) Expense. Other income decreased approximately $54,000, or 49.8%, from $108,000 in the six month period ended June 30, 1997 to $54,000 in the six month period ended June 30, 1998, primarily as a result of lower average cash balances in the 1998 period.

Liquidity and Capital Resources

     During the six-month period ended June 30, 1998, the Company's cash and cash equivalents decreased by approximately $498,000 from $2,587,000 at December 31, 1997 to $2,089,000 at June 30, 1998, primarily as a result of using $1,411,000 in operations, $104,000 to pay certain debt and $22,000 to purchase property and equipment, partially offset by the sale of Company securities during the three months ended June 30, 1998, with net proceeds to the Company of $1,038,000. The Company had a working capital deficit of approximately $1,050,000 at June 30, 1998, a reduction of $1,270,000 from the Company's working capital deficit at December 31, 1997, which resulted primarily from cash used in operations, offset in part by the Company's sale of securities discussed below.

     In April and May 1998, the Company sold an aggregate 794,364 shares of Common Stock, and warrants to purchase an additional aggregate 800,000 shares of Common Stock, to a total of twenty investors, including certain directors, officers and employees of the Company and their affiliates, for aggregate proceeds of $1,038,247 (net of sales commissions of $11,700 and expenses of $15,000). Also during the 1998 second quarter, the Company issued an aggregate 101,302 shares of Common Stock in payment of liabilities for services rendered and goods supplied. The Company also implemented a cost reduction program relating to personnel and operating expenses in connection with its 1997 restructuring.

     The Company has a letter of credit facility of $300,000 relating to certain lease obligations collateralized by $300,000 of restricted cash and has a debt facility of approximately $300,000 with its primary bank in the United Kingdom, of which approximately $255,000 was outstanding at June 30, 1998. The Company intends to continue to pursue a possible offering of its equity or debt securities; however, there can be no assurance that the Company will be successful in completing such an offering. The Company believes that its existing cash and cash equivalents, cash generated from operations, if any, and the proceeds from the April and May 1998 sale of Company securities should be sufficient to meet its currently anticipated liquidity and capital expenditure requirements for at least the next approximately six to nine months. There can be no assurance, however, that the Company will be successful in attaining its sales goals, nor that attaining such goals will have the desired effect on the Company's cash resources.

     The Company's operating activities for the first six months of 1998 used cash of approximately $1,411,000 primarily related to costs associated with development, sales and marketing the Company's products, an increase in accounts receivable and a reduction of accrued expenses. The Company intends to continue to utilize its working capital in 1998 for product development, marketing and advertising, to finance the higher level of inventory and accounts receivable necessary to support an anticipated increase in sales and for internal and external software development. However, the Company's cash requirements may change depending upon numerous factors, including, without limitation, the need to finance direct marketing programs and the licensing or acquisition of third party software as well as increased inventory and accounts receivable arising from the sale and shipment of new products. The Company intends to continue to seek additional working capital funding to expand certain direct marketing programs.

     In the six-month period ended June 30, 1998, approximately 52.1% of the Company's total sales were generated outside the United States. The Company expects this pattern to continue as it continues to expand its foreign sales operations. The Company's exposure to foreign currency gains and losses is partially mitigated as the Company incurs operating expenses in the principal foreign currency in which it invoices foreign customers. As of June 30, 1998 the Company had no foreign exchange contracts outstanding. The Company's foreign exchange gains and losses may be expected to fluctuate from period to period depending upon the movement in exchange rates.

     In June 1994, SPC sold its Superbase product line to Computer Concepts Corporation ("CCC") (NASDAQ: CCEE) for shares of CCC's restricted common stock. During the three-month period ending June 30, 1998, SPC sold its remaining 125,000 shares of common stock of CCC for gross proceeds of approximately $53,000.

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

Year 2000 Compliance Issues

     Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. As a result, in less than two years, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company is in the process of implementing a review of issues related to the Company's Year 2000 compliance. This review is intended to determine the effect of the turn of the century on the operability of the Company's products, internal and external information technology ("IT") systems, non-IT systems the Company utilizes to conduct its business and other internal and external processes which may impact the Company's operations. In connection with this evaluation, the Company also intends to review the Company's vendors and suppliers for Year 2000 compliance and to effect changes where necessary.

     The Company believes that this review process will be conducted in three phases. The first phase is anticipated to encompass a review of all of the Company's products, internal and external systems/processes and vendors and suppliers for Year 2000 compliance. The second phase is expected to correct all items identified as non-compliant and essential to the operations of the Company. The third phase is contemplated to be a second review to ensure year 2000 compliance and interoperability of all systems/processes.

     The Company anticipates conducting its review with its current resources and expects that it has sufficient resources to complete the review process in a timely manner. The Company has not determined, at this time, what total costs it will incur to conduct the review process and to implement any necessary corrections. The Company has identified one IT system which will need to be replaced at a cost of approximately $25,000.

     The Company produces application computer software and has determined that the products it has developed within the last several years are Year 2000 compliant. The Company is currently reviewing products sold by the Company prior to 1994 for Year 2000 compliance. The Company currently believes that it has no liability concerning any of its products with respect to Year 2000 requirements.

     The Company does not know, at this time, of any product, process or system, which, if found to be non-Year 2000 compliant, would have any significant impact on the Company's business, financial condition or results of operations.

                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

     Reference is hereby made to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, Item 3 (pages 11-12), filed April 15, 1998, the Company's Quarterly Report on Form 10-QSB, Item 1 of Part II (page
13), filed May 13, 1998 (Commission File No.: 1-14076), and to the references therein, for a discussion of all material pending legal proceedings to which the Company or any of its subsidiaries are parties.

     The lawsuit captioned Barry Cinnamon and Lori Kramer Cinnamon, suing derivatively on behalf of Software Publishing Corporation Holdings, Inc. and its shareholders, and Barry Cinnamon and Lori Kramer Cinnamon, individually, v. Software Publishing Corporation Holdings, Inc., Neil M. Kaufman, Mark Leininger and John Does 1-10 has been dismissed with prejudice. Further, Barry A.
Cinnamon, the former Chairman of the Board, Chief Executive Officer and President of the Company and a plaintiff in such action, has sold all shares of Common Stock held by Mr. Cinnamon, both individually and as custodian for his minor children, to third parties, thereby terminating the proxy previously granted to the Company's President to vote such 900,320 shares.

     The action titled Howard Milstein and Ronald Altman v. Software Publishing Corporation Holdings, Inc., Mark E. Leininger and Barry A. Cinnamon is currently in the discovery stage.


Item 2.   Changes in Securities and Use of Proceeds.

     In May 1998, the Company issued 9,418 shares (as adjusted to give effect to the Reverse Stock Split referred to below) (the "Abrams Shares") of Common Stock to Joseph Abrams in payment for consulting services valued at $15,000. The issuance of the Abrams Shares was a private transaction exempt from registration under Section 4(2) of the Securities Act.

     In May 1998, the Company issued 954 shares (as adjusted to give effect to the Reverse Stock Split referred to below) (the "PBC Shares") of Common Stock to Perma-Bilt Clothing in payment for goods and services valued at $1,718. The issuance of the PBC Shares was a private transaction exempt from registration under Section 4(2) of the Securities Act.

     On May 26, 1998, the stockholders of the Company granted the Board of Directors of the Company authority to amend the Company's Certificate of Incorporation to authorize either a one-for-two (1:2), one-for-three (1:3) or one- for-five (1:5) reverse stock split of the Common Stock. Following such stockholder action, the Company's Board of Directors authorized a one-for-three (1:3) reverse stock split (the "Reverse Stock Split") of the Common Stock and directed that a Certificate of Amendment of the Certificate of Incorporation of the Company (the "Certificate of Amendment") effectuating the Reverse Stock Split be filed with the Delaware Secretary of State. The Certificate of Amendment was filed with the Delaware Secretary of State on May 27, 1998. In accordance with the Certificate of Amendment, the Reverse Stock Split became effective as of the close of business on May 27, 1998. Giving effect to the Reverse Stock Split, the Company's net loss per share - basic and diluted, as restated, was $.19 and $1.02 per share for the quarters ended March 31, 1998 and 1997, respectively, and $3.57 and $22.44 per share for the years ended December 31, 1997 and 1996, respectively.

     The Company and The Whitehaven Group, LLC ("Whitehaven") have agreed to delay, for a four month period, the commencement of the exercise period of the warrants issued to Whitehaven pursuant to the Subscription Agreement, dated April 28, 1988, between the Company and Whitehaven. Accordingly, the warrants to purchase 183,333 and 83,333 shares of Common Stock at exercise prices of $.03 and $2.15625 per share, respectively (as adjusted to give effect to the Reverse Stock Split), will be exercisable at any time and from time to time on or after January 5, 1999 and through January 4, 2001.

Item 3.   Defaults Upon Senior Securities.

          None.


Item 4.   Submission of Matters to a Vote of Security Holders.

     On May 26, 1998, the 1998 Annual Meeting of Stockholders of the Company was held, at which the following matters were voted upon and adopted by the votes indicated:

               1. Two directors were re-elected to Class II of the Board of Directors to serve until the Annual Meeting of Stockholders in 2001, in addition to the other five directors whose term of office continued after the Meeting. The names of the re-elected directors and votes cast in favor of their election and shares withheld are as follows:

          Nominee                    Votes For   Votes Withheld
          -------                    ---------   --------------
          Norman W. Alexander        5,818,413     248,173
          Neil M. Kaufman            5,819,109     247,477

               2. Grant the Board of Directors of the Company authority to amend the Company's Certificate of Incorporation to authorize a one-for-two reverse stock split of the Common Stock. The votes cast in favor of the proposal, against the proposal, those votes which abstained and broker non-votes were as follows:

          Votes For   Votes Against  Votes Abstaining/Withheld  Broker Non-Votes
          ---------   -------------  -------------------------  ----------------
          5,551,962      472,388             42,236                    -0-

               3. Grant the Board of Directors of the Company authority to amend the Company's Certificate of Incorporation to authorize a one-for-three reverse stock split of the Common Stock. The votes cast in favor of the proposal, against the proposal, those votes which abstained and broker non-votes were as follows:

          Votes For   Votes Against  Votes Abstaining/Withheld Broker Non-Votes
          ---------   -------------  -------------------------  ----------------
          5,471,921      558,720             35,945                   -0-

               4. Grant the Board of Directors of the Company authority to amend the Company's Certificate of Incorporation to authorize a one-for-five reverse stock split of the Common Stock. The votes cast in favor of the proposal, against the proposal, those votes which abstained and broker non-votes were as follows:

          Votes For   Votes Against  Votes Abstaining/Withheld  Broker Non-Votes
          ---------   -------------  -------------------------  ----------------
          5,503,936     517,917              44,733                    -0-


Item 5.   Other Information.

     On July 29, 1998, the Company was advised by The Nasdaq Stock Market, Inc. that a Nasdaq Listing Qualifications Panel (the "Panel") "was of the opinion that the Company appears to comply with the net tangible assets and bid price requirements at present," and determined to continue listing of the Common Stock on The Nasdaq SmallCap Market ("Nasdaq"). However, the Panel imposed upon the Company, in order to maintain this listing, the requirements that (a) the Company demonstrate minimum net tangible assets of $2,500,000 as of June 30, 1998, (b) the Company report an operating profit and net income in excess of $250,000 for the three months ended June 30, 1998 (the "Supplemental Income Requirement") and (c) the Company remain in full compliance with all requirements for continued listing on Nasdaq. The Company had net tangible assets in excess of $2,500,000 as of June 30, 1998, and believes it was in full compliance with all other requirements for continued listing on Nasdaq. However, the Company did not have an operating profit or net income in excess of $250,000 for the three months ended June 30, 1998. Accordingly, the Company has appealed the Panel's determination to impose the Supplemental Income Requirement. No assurance can be given that the Company will be successful in its appeal of the Panel's determination to impose the Supplement Income Requirement, or that the Company will continue in the future to maintain net tangible assets of at least $2,500,000 or compliance with all other Nasdaq continued listing maintenance requirements. Any delisting of the Company's securities from Nasdaq could cause a precipitous decline in the market value of the Company's securities and adversely affect the liquidity of the Company's securities.

     Effective July 17, 1998, the Company repriced to $1.375 per share of Common Stock, 75% of all options granted under the Company's various stock incentive plans to current employees, officers, directors and outside consultants of the Company.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

     Set forth below are all exhibits to this Quarterly Report on Form 10-QSB.

Exhibit
Number    Description

3.1       Composite  of  Certificate of Incorporation of the Company, as amended to date.
10.60 Warrant, dated as of July 3, 1998, registered in the name of The Whitehaven Group, LLC, with respect to 183,333 shares of Common Stock.
10.61 Warrant, dated as of July 3, 1998, registered in the name of The Whitehaven Group, LLC, with respect to 83,333 shares of Common Stock.
10.62     Form  of  Warrant  Certificate  issued  to  M.S.   Farrell   Holdings,
          Inc. ("Holdings"), as assignee of M.S. Farrell & Co., Inc., and certain other persons, as assignees of Holdings.
27        Financial Data Schedule.


     (b) Reports on Form 8-K.

     On May 29,  1998 the  Company  filed a Current  Report on Form 8-K (Date of
Report: May 26, 1998) with the Commission reporting, as Item 5 disclosures, the approval by Company's shareholders and the effectuation of the Reverse Stock Split and the dismissal with prejudice of the lawsuit captioned Barry Cinnamon and Lori Kramer Cinnamon, suing derivatively on behalf of Software Publishing Corporation Holdings, Inc. and its shareholders, and Barry Cinnamon and Lori Kramer Cinnamon, individually, v. Software Publishing Corporation Holdings, Inc., Neil M. Kaufman, Mark Leininger and John Does 1-10.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   SOFTWARE PUBLISHING
                                               CORPORATION HOLDINGS, INC.



Dated: August 13, 1998                  By:    /s/ Mark E. Leininger
                                                   Mark E. Leininger
                                           President and Chief Executive Officer
                                               (Principal Executive Officer)


Dated: August 13, 1998                  By:    /s/ Kevin D. Sullivan
                                                   Kevin D. Sullivan
                                           Vice President - Finance, Treasurer
                                                and Chief Financial Officer
                                               (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit
Number    Description

3.1       Composite  of  Certificate of Incorporation of the Company, as amended to date.
10.60 Warrant, dated as of July 3, 1998, registered in the name of The Whitehaven Group, LLC, with respect to 183,333 shares of Common Stock.
10.61 Warrant, dated as of July 3, 1998, registered in the name of The Whitehaven Group, LLC, with respect to 83,333 shares of Common Stock.
10.62     Form  of  Warrant  Certificate  issued  to  M.S.   Farrell   Holdings,
          Inc. ("Holdings"), as assignee of M.S. Farrell & Co., Inc., and certain other persons, as assignees of Holdings.
27        Financial Data Schedule.