Form 10QSB
period 1998-09-30
SOFTWARE PUBLISHING CORP HOLDINGS INC
filed 1998-11-13
CIK 926331

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1998

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,966,954 shares of Common Stock as of November 13, 1998.

     Transitional Small Business Disclosure Format (check one):
Yes [  ]   No [ X ]

                          PART I. FINANCIAL INFORMATION


Item                                                                       Page

Item 1.   Financial Statements:

Condensed Consolidated Balance Sheets as of September
  30, 1998 (Unaudited) and December 31, 1997. . . . . . . . . . . . . . . . .3
Condensed Consolidated Statements of Operations for
  the Three and Nine Months Ended September 30, 1998
  and 1997 (Unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . .4
Condensed Consolidated Statement of Changes in
  Stockholders' Equity for the Nine Months Ended
  September 30, 1998 (Unaudited). . . . . . . . . . . . . . . . . . . . . . .5
Condensed Consolidated Statements of Cash Flows for
  the Three and Nine Months Ended September 30,
  1998 and 1997 (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . .6
Notes to Condensed Financial Statements . . . . . . . . . . . . . . . . . . .7


Item 2.   Management's Discussion and Analysis. . . . . . . . . . . . . . . .9

         SOFTWARE PUBLISHING CORPORATION HOLDINGS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     September 30,            December 31,
                                                        1998                      1997
                                                     -------------            ------------
                                                     (Unaudited)                 (Note)

                                     ASSETS
Current assets:
 Cash and cash equivalents . . . . . . . . . . .     $  1,504,749             $  2,586,753
 Restricted cash . . . . . . . . . . . . . . . .          100,000                       --
 Marketable securities . . . . . . . . . . . . .               --                  173,600
 Accounts receivable, net. . . . . . . . . . . .        1,361,733                1,324,102
 Inventories . . . . . . . . . . . . . . . . . .          485,473                  567,336
 Prepaid expenses and other current assets . . .          517,314                  329,591
                                                     -------------            ------------
      Total current assets . . . . . . . . . . .        3,969,269                4,981,382
Property and equipment, net. . . . . . . . . . .          393,243                  568,888
Acquired software, net . . . . . . . . . . . . .        2,720,000                4,446,750
Goodwill, net. . . . . . . . . . . . . . . . . .          212,350                  268,559
Restricted cash. . . . . . . . . . . . . . . . .          200,000                  300,000
Other assets . . . . . . . . . . . . . . . . . .           96,422                   63,923
                                                     -------------            ------------
      Total assets . . . . . . . . . . . . . . .     $  7,591,284             $ 10,629,502
                                                     -------------            ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable. . . . . . . . . . . . . . . .     $  3,201,249             $  3,015,198
 Accrued liabilities . . . . . . . . . . . . . .        1,454,408                4,112,267
 Current portion of long-term debt . . . . . . .          112,236                  173,866
                                                     -------------            ------------
      Total current liabilities. . . . . . . . .        4,767,893                7,301,331
Long-term debt, less current maturities. . . . .          124,836                  184,765
                                                     -------------            ------------
      Total liabilities. . . . . . . . . . . . .        4,892,729                7,486,096
Commitments and contingencies. . . . . . . . . .               --                       --
Stockholders' equity:
 Serial Preferred Stock, authorized 1,939,480
  shares: none issued and outstanding. . . . . .               --                       --
 Class B Voting Preferred Stock, Series A, 60,520
  shares authorized, none issued and outstanding               --                       --
 Common stock, par value $.001 per share,
  authorized 30,000,000 shares: issued 3,970,049
  shares at September 30, 1998 and 3,003,767 shares
  at December 31, 1997 . . . . . . . . . . . . .            3,970                    3,004
Additional paid-in capital . . . . . . . . . . .       44,290,458               42,971,820
Accumulated deficit. . . . . . . . . . . . . . .      (41,585,478)             (39,831,418)
                                                     -------------            ------------
                                                        2,708,950                3,143,406
Less treasury shares(3,095 at September 30,
  1998), at cost . . . . . . . . . . . . . . . .          (10,395)                      --
                                                     -------------            ------------
      Total stockholders' equity . . . . . . . .        2,698,555                3,143,406
                                                     -------------            ------------
      Total liabilities and stockholders' equity     $  7,591,284             $ 10,629,502
                                                     -------------            ------------

      Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See notes to condensed consolidated financial statements.

        SOFTWARE PUBLISHING CORPORATION HOLDINGS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                        Three Months Ended                   Nine Months Ended
                                         September 30,                          September 30,
                                       1998            1997                1998             1997
                                                      (Note)              (Note)           (Note)

Net sales. . . . . . . . . . . .     $ 4,223,325   $ 4,032,609          $12,226,304      $ 12,127,172
Cost of goods sold . . . . . . .       1,103,873       951,371            2,807,174         2,730,740
                                     ------------  ------------         ------------     -------------
Gross profit. . . . . . . . . .        3,119,452     3,081,238            9,419,130         9,396,432

Selling, general and administrative
 expenses. . . . . . . . . . . .      (2,962,769)   (4,375,128)          (8,375,433)      (12,103,144)
Amortization of acquired software and
 goodwill and depreciation . . .        (575,988)     (847,847)          (1,942,837)       (2,537,384)
Product development. . . . . . .        (154,780)     (794,071)            (927,356)       (2,440,809)
Other income - net . . . . . . .          18,071        24,971               72,436           133,228
                                     ------------  ------------         ------------     -------------
Net loss . . . . . . . . . . . .     $  (556,014)  $(2,910,837)         $(1,754,060)     $ (7,551,677)
                                     ------------  ------------         ------------     -------------

Net loss per common share:
 Net loss per common share -
basic and diluted. . . . . . . .     $      (.14)  $    (1.08)          $      (.50)     $      (2.83)
                                     ------------  ------------         ------------     -------------
 Weighted average number of
    common shares outstanding -
    basic and diluted. . . . . .       3,940,357    2,683,475             3,513,780         2,670,543
                                     ------------  ------------         ------------     -------------

Note:   Net  loss  per  common  share  and  weighted  average  number  of common shares outstanding for all periods presented have been adjusted to reflect the Company's one-for-three (1:3) reverse stock split made effective May 27, 1998.

            See notes to condensed consolidated financial statements.

         SOFTWARE PUBLISHING CORPORATION HOLDINGS, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (Unaudited)


                                                                               Additional                             Total
                                   Common Stock          Treasury Shares        Paid-In         Accumulated       Stockholders'
                                   $.001 Par Value          (At Cost)           Capital           Deficit            Equity
                                 Shares       Amount    Shares       Amount
                                         (Note)

Balance at December 31, 1997 . .3,003,767    $ 3,004                           $42,971,820     $(39,831,418)       $ 3,143,406
Issuance of common stock
 in payment of liability
 in connection with business
 combination . . . . . . . . . .   10,616         11                                31,239                              31,250
Issuance of common stock
 in payment of liabilities
 for services in connection
 with business combinations. . .   27,299         27                                49,112                              49,139
Issuance of common stock in
 payment of liabilities for
 services. . . . . . . . . . . .   20,670         21                                36,697                              36,718
Issuance of common stock and
 warrants for services
 rendered. . . . . . . . . . . .  113,333        113                               164,137                             164,250
Sale of common stock and
 warrants. . . . . . . . . . . .  333,333        333                               499,667                             500,000
Sale of common stock in
 private placement - net . . . .  461,031        461                               537,786                             538,247
Acquisition of treasury
 shares. . . . . . . . . . . . .                         3,095       $(10,395)                                         (10,395)
Net loss . . . . . . . . . . . .                                                                 (1,754,060)        (1,754,060)
                                ----------   -------    ------       --------- ------------    -------------       ------------
Balance at September 30,
 1998 . . . . . . . . . . . . . 3,970,049    $ 3,970     3,095       $(10,395) $44,290,458     $(41,585,478)       $ 2,698,555
                                ----------   -------    ------       --------- ------------    -------------       ------------


Note:   All  issuances  of  common stock through May 27, 1998 have been adjusted to reflect the Company's one-for-three (1:3) reverse stock split made effective May 27, 1998.

            See notes to condensed consolidated financial statements.

         SOFTWARE PUBLISHING CORPORATION HOLDINGS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                Nine Months Ended September 30,
                                                      1998            1997

Operating activities
Net cash used in operations. . . . . . . . . . . . $(1,943,140)     $(3,014,633)
                                                   ------------     ------------
Investing activities
Purchase of property and equipment . . . . . . . .     (45,157)        (581,139)
                                                   ------------     ------------

Financing activities
Proceeds from sale of common stock . . . . . . . .   1,038,247               --
Acquisition of treasury shares . . . . . . . . . .     (10,395)              --
Proceeds from issuance of notes payable. . . . . .          --          104,239
Repayment of notes . . . . . . . . . . . . . . . .    (121,559)      (1,805,273)
                                                   ------------     ------------
                                                       906,293       (1,701,034)
                                                   ------------     ------------

Net (decrease) in cash and cash
 equivalents . . . . . . . . . . . . . . . . . . .  (1,082,004)      (5,296,806)
Cash and cash equivalents at beginning
 of period . . . . . . . . . . . . . . . . . . . .   2,586,753        6,483,454
                                                   ------------     ------------
Cash and cash equivalents at end
 of period . . . . . . . . . . . . . . . . . . . . $ 1,504,749      $ 1,186,648
                                                   ------------     ------------

Supplemental disclosure of non-cash financing and investing activities:

Common stock issued in payment of liabilities. . . $   107,107      $        --
                                                   ------------     ------------

Common stock issued for services . . . . . . . . . $   174,250      $        --
                                                   ------------     ------------

            See notes to condensed consolidated financial statements.

         SOFTWARE PUBLISHING CORPORATION HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation.

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.


2.   Accounting Principles.

Recently Issued Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of SFAS No. 130 has had no impact on the Company's consolidated results of operations, financial position or cash flows. The Company presently has no items of other comprehensive income.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 131 is expected to have no impact on the Company's consolidated results of operations, financial position or cash flows.


3.   Loss Per Share.

     Basic loss per share is computed based upon the weighted average number of common shares outstanding during each period presented. Stock options and warrants did not have an effect on the computation of diluted earnings per share in the three and nine month periods ended September 30, 1998 and 1997 since they were anti-dilutive.


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

     On May 26, 1998, the stockholders of the Company granted the Board of Directors of the Company authority to amend the Company's Certificate of Incorporation to authorize either a one-for-two (1:2), one-for-three (1:3) or one- for-five (1:5) reverse stock split of the Common Stock. Following such stockholder action, the Company's Board of Directors authorized a one-for-three (1:3) reverse stock split (the "Reverse Stock Split") of the Common Stock and directed that a Certificate of Amendment of the Certificate of Incorporation of the Company (the "Certificate of Amendment") effectuating the Reverse Stock Split be filed with the Delaware Secretary of State. The Certificate of Amendment was filed with the Delaware Secretary of State on May 27, 1998. In accordance with the Certificate of Amendment, the Reverse Stock Split became effective as of the close of business on May 27, 1998. All issuances of Common Stock through May 27, 1998 have been adjusted to reflect the Company's one-for-three (1:3) reverse stock split made effective May 27, 1998.


6.   Pending Legal Matters

     The action , titled Howard Milstein and Ronald Altman v. Software Publishing Corporation Holdings, Inc., Mark E. Leininger and Barry A. Cinnamon, commenced by certain purchasers of Common Stock seeking recission of their aggregate $919,495 investment in the Company and certain other relief, and in which the Company has made certain counterclaims, is in the discovery stage.

Item 2.   Management's Discussion and Analysis.

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

     The Company acquired three operating software companies in 1996 and conducted a restructuring of its management and operations in late 1997 and early 1998 with the expectation that such transactions and restructuring will result in long-term strategic benefits. While the Company has substantially implemented its integration and restructuring plans, there can be no assurance that the expected long-term strategic benefits of the acquisitions and restructuring will be realized. Additional potential risks and uncertainties include, among other things, such factors as the overall level of business and consumer spending for computer software, the market acceptance and amount of sales of the Company's products, the extent that the Company's direct mail programs achieve satisfactory response rates, the efficiency of the Company's telemarketing operations, the competitive environment within the computer software and direct mail industries, the Company's ability to raise additional capital, the ability of the Company to continue to implement its reorganization plan efficiently and achieve the anticipated results therefrom, the cost-effectiveness of the Company's product development activities, the extent to which the Company is successful in developing, acquiring or licensing successful products, and other factors and information disclosed and discussed in this "Item 2. Management's Discussion and Analysis or Plan of Operation" and in other sections of this Form 10-QSB. Readers of this Form 10- QSB should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward looking statements.

General

     The Company is an international developer, publisher and supplier of proprietary computer software applications primarily targeted towards the visual communications market segment through desktop publishing, presentation graphics, graphics/drawing and business productivity software for the corporate, small office/home office ("SOHO") and consumer markets. The Company's products produce documents through its easy-to-use desktop publishing, drawing and presentation graphics applications, and also improve the graphical appeal and overall effectiveness of documents produced by either the Company's or third parties' desktop publishing, presentation graphics, web page, e-mail, word processing and other similar applications. The Company currently offers eighteen products, primarily Serif PagePlus(TM) and Harvard Graphics(R), that operate on the Windows 98, Windows 95, Windows NT(R) , Windows(R) 3.1 and DOS operating systems for IBM personal computers and compatibles. The Company has established a multi-channel distribution system utilizing direct mail, telemarketing, retail, corporate and OEM sales channels and also disseminates its software programs over the Internet. The Company currently derives substantially all of its net sales from products sold directly to end-users by its direct mail and telemarketing centers, and to retailers, distributors and corporate purchasers by its internal corporate and retail sales force and independent sales representatives. In the third quarter of 1998, the Company also commenced selling certain computer hardware and digital imaging equipment, manufactured by third parties, through the Company's direct mail sales channel.

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

     North America and international net revenues for the Company's three month and nine month periods ended September 30, 1998 and 1997, were as follows:

                        Three Months Ended September 30,            Nine Months Ended September 30,
                             1998             1997                        1998             1997
                      -----------------   -----------------       -----------------  ------------------
                            $        %         $         %            $         %       $          %
                      ----------  -----   ----------  -----       ----------- -----  -----------  -----
North America . .     $2,013,761   47.7   $3,160,929   78.4       $ 5,844,355  47.8  $ 6,935,474   57.2
International . .      2,209,564   52.3      871,680   21.6         6,381,949  52.2    5,191,698   42.8
                      ----------  -----   ----------  -----       ----------- -----  -----------  -----
Total . . . . . .     $4,223,325  100.0   $4,032,609  100.0       $12,226,304 100.0  $12,127,172  100.0

     The Company believes that end users are continuing to migrate from the Windows 3.1 and Windows 95 to the Windows NT and Windows 98 platforms and potentially may migrate to Internet computing. The Company expects increased competition, including price competition, in the Windows 3.1, Windows 95, Windows 98 and Windows NT markets in the future. Several of the Company's competitors have introduced suites of products which include products that directly compete with the Company's products. The Company believes that these offerings of product suites adversely affect net revenues and will continue to adversely affect sales of the Company's products in the future as the individual products within the suites continue to gain increased levels of inter-operability and functionality. The Company currently does not offer a suite of general purpose office products; however, the Company currently offers one product suite, Serif Publishing Power Suite, as well as products that complement competitive suite products. The Company believes that in order to increase its net revenues, it must continue to develop and introduce new
technologies  and  products  internally,   obtain  additional  technologies  and
products through strategic alliances and acquisitions and introduce new marketing strategies. Any inability or delay in executing these strategies, difficulties encountered in introducing new products or marketing programs, or failures of the Company's current and future products to compete successfully with products offered by other vendors, could adversely affect the Company's net revenues and profitability. The Company's growth is expected to require increases in the number of the Company's employees, expenditures for new product development, the acquisition of product rights, sales and marketing expenses, and general and administrative expenses.

Results of Operations

     Three Month Period Ended September 30, 1998 Compared to the Three Month Period Ended September 30, 1997

     Net Sales. Net sales increased approximately $190,000, or 5%, from $4,033,000 in the three month period ended September 30, 1997 to $4,223,000 in the three month period ended September 30, 1998, principally as a result of increased international software sales as well as the inclusion of digital imaging equipment in the Company's product offerings. The Company provided for returns in the three month period ended September 30, 1998 at approximately 10% of gross sales as compared to 11% in the three month period ended September 30, 1997 due to a shift in product sales from retail sales to direct channels, which historically have exhibited lower returns than the retail sales channels. As at September 30, 1998, the Company had approximately $173,000 in confirmed back log.

     Cost of Goods Sold. Cost of goods sold increased approximately $153,000, or 16%, from $951,000 in the three month period ended September 30, 1997 to $1,104,000 in the three month period ended September 30, 1998, primarily as a result of an increase in sales of digital imaging equipment, which generally have lower gross margins than software. As a percentage of net sales, cost of goods sold increased from approximately 24% of net sales in the three month period ended September 30, 1997 to 26% of net sales in the three month period ended September 30, 1998. Cost of goods sold consists primarily of product costs, freight charges, royalties and inventory allowances for damaged and obsolete products. Product costs consist of the costs to purchase the underlying materials and print both boxes and manuals, media costs (CD-ROM's and other media) and assembly.

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

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses decreased by approximately $1,412,000, or 32%, from $4,375,000 in the three month period ended September 30, 1997 to $2,963,000 in the three month period ended September 30, 1998, primarily as a result of the implementation of the Company's restructuring program, which included closing the Company's San Jose, California office. Total selling expenses (not including salaries) decreased approximately $761,000, or 35%, from $2,155,000 in the three month period ended June 30, 1997 to $1,394,000 in the three month period ended September 30, 1998, primarily as a result of a decrease in the level of advertising and sales promotion activities within the retail distribution channels.

     The Company establishes several of its marketing expenditure levels based on expected net revenues. If orders and shipments do not occur when expected, expenditure levels could be disproportionately high compared to recognized revenues for the reported period and the Company's operating results could be adversely affected. The Company periodically reviews and adjusts its variable expenditure levels based on actual sales volumes. In the future, the Company's net revenues and operating results could be adversely affected by these and other factors, such as delays in new product introductions, the availability of suitable mailing lists and the successful utilization thereof, the mix of product sales or distribution channels and customer choices regarding operating systems.

     Amortization of Acquired Software and Goodwill and Depreciation. Depreciation and amortization decreased to approximately $576,000 in the three month period ended September 30, 1998 from approximately $848,000 for the three month period ended September 30, 1997 due to the elimination of certain goodwill in 1997.

     Product Development. Product development expenses decreased approximately $639,000, or 81%, from $794,000 in the three month period ended September 30, 1997 to $155,000 in the three month period ended September 30, 1998, principally as a result of the reduction in product development staff located in California and the Company's shift in focus toward acquiring or licensing products developed by third parties. As a percentage of net sales, the Company's product development costs were approximately 4% in the three month period ended September 30, 1998 as compared to 20% in the three month period ended September 30, 1997. The Company expects that development expenses will increase in dollar amount in the future to the extent the Company expands its development activities, although the Company's long-term goal is to continue to maintain product development costs as a low percentage of sales. All product development costs have been expensed in the period incurred.

     Other Income. Other income decreased from approximately $25,000 in the three month period ended September 30, 1997 to $18,000 in the three month period ended September 30, 1998, primarily as a result of lower average cash balances during the 1998 period, which was partially offset by lower average debt balances in the 1998 period.

Nine Month Period Ended September 30, 1998 Compared to the Nine Month Period Ended September 30, 1997

     Net Sales. Net sales increased approximately $99,000, or 1%, from $12,127,000 in the nine month period ended September 30, 1997 to $12,226,000 in the nine month period ended September 30, 1998, primarily as a result of sales of digital imaging equipment. The Company provided, in the nine month period ended September 30, 1998, for returns at approximately 8% of gross sales as compared to 14% in the nine month period ended September 30, 1997, due to a shift in product sales from primarily retail sales to direct channels, which historically have exhibited fewer returns than the retail sales channels.

     Cost of Goods Sold. Cost of goods sold increased approximately $76,000, or 3%, from $2,731,000 for the nine month period ended September 30, 1997 to $2,807,000 in the nine month period ended September 30, 1998 primarily as a result of an increase in sales of digital imaging equipment, which generally have lower gross margins than software. As a percentage of net sales, cost of goods sold remained at approximately 23% for each of the nine month periods ended September 30, 1997 and 1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by approximately $3,728,000, or 31%, from $12,103,000 in the nine month period ended September 30, 1997 to $8,375,000 in the nine month period ended September 30, 1998, primarily as a result of a decrease in advertising expenses and the implementation of the Company's restructuring, which resulted in reduced personnel costs of approximately $1,050,000 and decreases in rental and other occupancy costs, partially offset by an increase in professional fees. General and administrative expenses decreased approximately $362,000, or 20%, from $1,801,000 in the nine month period ended September 30, 1997 to $1,439,000 in the nine month period ended September 30, 1998. Total selling expenses (not including salaries) decreased approximately $1,766,000, or 31%, from $5,766,000 in the nine month period ended September 30, 1997 to $4,000,000 in the nine month period ended September 30, 1998, primarily as a result of the Company's restructuring program.

     Amortization of Acquired Software and Goodwill and Depreciation. In the nine month period ended September 30, 1997, the Company recorded approximately $2,537,000 in amortization of acquired software and goodwill and depreciation compared to $1,943,000 incurred in the nine month period ended September 30, 1998. This decrease was a result primarily of the elimination of certain goodwill in 1997.

     Product Development. Product development expenses decreased approximately $1,514,000, or 62%, from $2,441,000 in the nine month period ended September 30, 1997 to $927,000 in the nine month period ended September 30, 1998, principally as a result of the Company's restructuring program. As a percentage of net sales, the Company's product development costs decreased to approximately 8% in the nine month period ended September 30, 1998 as compared to 20% in the nine month period ended September 30, 1997. The Company expects that development expenses will increase in dollar amount in the future to the extent the Company expands its development activities, although the Company's long-term goal is to continue to maintain product development costs as a low percentage of sales. All development costs have been expensed in the period incurred.

     Other Income. Other income decreased approximately $57,000, or 43%, from $133,000 in the nine month period ended September 30, 1997 to $72,000 in the nine month period ended September 30, 1998, primarily as a result of lower average cash balances in the 1998 period, which was partially offset by lower average debt balances in the 1998 period.

Liquidity and Capital Resources

     During the nine-month period ended September 30, 1998, the Company's cash and cash equivalents decreased by approximately $1,082,000 from $2,587,000 at December 31, 1997 to $1,505,000 at September 30, 1998, primarily as a result of using $1,943,000 in operations, $122,000 to pay certain debt and $45,000 to purchase property and equipment, partially offset by the sale of Company securities in April and May 1998, with net proceeds to the Company of $1,038,000. The Company had a working capital deficit of approximately $799,000 at September 30, 1998, a reduction of $1,521,000 from the Company's working capital deficit at December 31, 1997, which resulted primarily from the Company's sale of securities referred to above and reductions in liabilities.

     The Company has a letter of credit facility of $300,000 relating to certain lease obligations collateralized by $300,000 of restricted cash and has a debt facility of approximately $100,000 with its primary bank in the United Kingdom, of which approximately $100,000 was outstanding at September 30, 1998. The Company intends to continue to pursue a possible offering of its equity or debt securities; however, there can be no assurance that the Company will be successful in completing such an offering. The Company believes that its existing cash and cash equivalents and cash generated from operations should be sufficient to meet its currently anticipated liquidity and capital expenditure requirements for approximately the next three months. Proceeds from the anticipated sale of the Company's securities would be expected to provide the Company with additional capability to meet the Company's anticipated liquidity requirements. There can be no assurance, however, that the Company will be successful in attaining its sales goals, or be successful in selling its securities, nor that attaining such goals or selling such securities will have the desired effect on the Company's cash resources.

     The Company's operating activities for the first nine months of 1998 used cash of approximately $1,943,000 primarily related to costs associated with sales and marketing of the Company's products, an increase in accounts receivable and a reduction of accrued expenses. The Company intends to continue to utilize its working capital in 1998 for product development, marketing and advertising, to finance the higher level of inventory and accounts receivable necessary to support an anticipated increase in sales, for acquisition, licensing or entering into joint ventures for additional products and technology and for internal and external software development. However, the Company's cash requirements may change depending upon numerous factors, including, without limitation, the need to finance direct marketing programs and the licensing or acquisition of third party software, as well as increased inventory and accounts receivable arising from the sale and shipment of new products. The Company intends to continue to seek additional working capital funding to expand certain direct marketing programs, including its Go Digital Photo Pak package of a digital camera and digital imaging software.

     In the nine-month period ended September 30, 1998, approximately 52.2% of the Company's total sales were generated outside the United States. The Company expects this pattern to continue as it continues to expand its foreign sales operations. The Company's exposure to foreign currency gains and losses is partially mitigated as the Company incurs operating expenses in the principal foreign currency in which it invoices foreign customers. As of September 30, 1998 the Company had no foreign exchange contracts outstanding. The Company's foreign exchange gains and losses may be expected to fluctuate from period to period depending upon the movement in exchange rates. Foreign exchange gains and losses in 1998 have been immaterial.

Seasonality

     The computer software market is characterized by significant seasonal swings in demand, which typically peak in the fourth quarter of each calendar year. This seasonal pattern is due primarily to the increased demand for software during the year-end holiday buying season and reduced retail and corporate demand for business software during the summer vacation period, particularly in Europe. The Company expects its net sales and operating results to continue to reflect this seasonality. The Company's revenues may also experience substantial variations as a result of a number of factors, such as consumer and business preferences and introduction of competing titles by competitors, as well as limited time promotional offers. There can be no assurance that the Company will achieve consistent growth or profitability on a quarterly or annual basis.

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

     The Company anticipates conducting its review with its current resources and expects that it has sufficient resources to complete the review process in a timely manner. The Company has not determined, at this time, what total costs it will incur to conduct the review process and to implement any necessary corrections. The Company has identified one IT system which it believes will need to be replaced at a cost of approximately $25,000.

     The Company produces computer application software and has determined that the products it has developed within the last several years are Year 2000 compliant. The Company is currently reviewing products sold by the Company prior to 1994 for Year 2000 compliance. The Company currently believes that it has no liability concerning any of its products with respect to Year 2000 requirements.

     The Company does not know, at this time, of any product, process or system, which, if found to be non-Year 2000 compliant, would have any significant impact on the Company's business, financial condition or results of operations.

                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

     Reference is hereby made to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, Item 3 (pages 11-12), filed April 15, 1998, Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998, Item 1 of Part II (page 13), filed May 13, 1998, and Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998, Item 1 of Part II (page 14), filed August 14, 1998 (Commission File No.: 1-14076), and to the references therein, for a discussion of all material pending legal proceedings to which the Company or any of its subsidiaries are parties.

     The action titled Howard Milstein and Ronald Altman v. Software Publishing Corporation Holdings, Inc., Mark E. Leininger and Barry A. Cinnamon is currently in the discovery stage.


Item 2.   Changes in Securities and Use of Proceeds.

     In August 1998, the Company issued 60,000 shares (the "P-B Shares") of Common Stock to Parker Bromley Ltd. in payment for consulting services valued at $64,000. The issuance of the P-B Shares was a private transaction exempt from registration under Section 4(2) of the Securities Act.

     Effective August 1998, the Company acquired an aggregate 3,095 shares of Common Stock, of which 1,237 shares were held by a former employee of one of the Company's subsidiaries and 1,858 shares were held by a trust for the benefit of certain of the employees of such subsidiary. The Company is holding such 3,095 shares in its treasury.


Item 3.   Defaults Upon Senior Securities.

          None.


Item 4.   Submission of Matters to a Vote of Security Holders.

          None.


Item 5.   Other Information.

     In October 1998, a Nasdaq Listing Qualifications Panel (the "Panel") determined to continue the listing of the Company's Common Stock on The Nasdaq SmallCap Market. The Company is in compliance with the Nasdaq SmallCap Market's net tangible assets/market capitalization/net income requirements. The Panel determined to continue the Company's Common Stock's listing on the Nasdaq SmallCap Market subject to the condition that the Company file a current report on Form 8-K with the Securities and Exchange Commission on or prior to December 15, 1998, indicating net tangible assets (including acquired software costs) of not less than $3,500,000 as of October 31, 1998, adjusted on a pro forma basis for any significant events or transactions occurring on or before the filing date. Such significant events would include additional equity financing, which the Company is pursuing. The Company had $2,486,205 of net tangible assets (including acquired software costs) as of September 30, 1998. The Panel has also imposed on the Company the requirement that the bid price for the Company's Common Stock meet or exceed $1.00 per share on or prior to January 21, 1999, and thereafter have a closing bid price of $1.00 or more per share for a minimum of ten consecutive trading days. Until such time as Nasdaq determines that the Company meets such Panel's net tangible asset and bid price requirements, the Nasdaq symbol for the Company's Common Stock will be SPCOC.

     In the event that the Company is deemed to have met the terms of these conditions, as well as all requirements for continued listing, its Common Stock shall continue to be listed on The Nasdaq SmallCap Market. The Company believes that it can meet these conditions; however, there can be no assurance that it will do so. If at some future date, the Company's securities should cease to be listed on The Nasdaq SmallCap Market, they may continue to be listed on the OTC Bulletin Board. Any delisting of the Company's securities from Nasdaq could cause a decline in the market value of the Company's securities and adversely affect the liquidity of the Company's securities.

     Effective July 17, 1998, the Company repriced to $1.375 per share of Common Stock, 75% of all options granted under the Company's various stock incentive plans to current employees, officers and directors of the Company.

     In October 1998, Robert Gordon resigned as the Vice-President - Marketing and Sales of the Company.


Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

     Set forth below are all exhibits to this Quarterly Report on Form 10-QSB.

Exhibit
Number    Description

27        Financial Data Schedule.


          (b) Reports on Form 8-K.

          None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SOFTWARE PUBLISHING
                                           CORPORATION HOLDINGS, INC.



Dated: November 13, 1998                By:/s/ Mark E. Leininger
                                           Mark E. Leininger
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


Dated: November 13, 1998                By:/s/ Kevin D. Sullivan
                                           Kevin D. Sullivan
                                           Vice President - Finance, Treasurer
                                           and Chief Financial Officer
                                           (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit
Number    Description

27        Financial Data Schedule.