Form 10KSB
period 1998-12-31
SOFTWARE PUBLISHING CORP HOLDINGS INC
filed 1999-04-15
CIK 926331

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended: December 31, 1998
     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _________ to __________

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
                                                Yes  X           No
                                                    ---             ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's net revenues for its most recent fiscal year:   $18,271,733.

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $5,962,773, at March 26, 1999, based on the last bid price of the Common Stock on such date of $1-3/16 per share, as reported by The Nasdaq Stock Market, Inc.

   As of March 26, 1999, there were a total of 5,263,891 shares of the Common
                               Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                     PART I


Introductory Comment - Forward-Looking Statements.

     Statements contained in this Annual Report on Form 10-KSB include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results of Software Publishing Corporation Holdings, Inc. ("we," "us" or the "Company"), performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward- looking statements generally are based upon the Company's best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

     -    the  overall  level of business  and  consumer  spending  for computer software,
     -    the market acceptance and amount of sales of the  Company's  products,
     - the extent that the Company's direct marketing programs achieve satisfactory response rates,
     -    the efficiency of  the  Company's telemarketing operations,
     - the competitive environment within the computer software and direct marketing industries,
     -    the  Company's ability to raise additional capital,
     - unforeseen operational difficulties and financial losses due to year 2000 computer problems,
     -    the  cost-effectiveness   of   the   Company's   product   development
          activities,
     - the extent to which the Company is successful in developing, acquiring or licensing products which are accepted by the market, and
     - the other factors and information disclosed and discussed under "Risk Factors" below and in other sections of this Annual Report on Form 10-KSB.

     Investors should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                  RISK FACTORS

     You should carefully consider the following risk factors.

No Assurance of Profitability; Losses to Date

     The Company has been unprofitable since inception in July 1992 and may continue to incur operating losses in the future. For the year ended December 31, 1998, we had a net loss of approximately $2,407,000. Our operating losses may increase as we develop, produce and distribute additional products, de-emphasize other products and continue to develop our business. We may not be able to become profitable or, if we become profitable, thereafter maintain profitability.

Competition May Adversely Affect Results of Operations

     The market for our software products is characterized by:

     -    ongoing technological developments,
     -    evolving industry standards,
     -    licensing of technology between companies,
     -    cross and collateral  marketing  of products by two or more companies,

     -    alliances  between  companies,
     -    joint  marketing campaigns  and
     -    rapid  changes  in  customer  requirements  and  increasing   customer
          demands.

     We believe that the principal competitive factors in the corporate, small office and home office ("SOHO") and consumer software markets include:

     - pricing (which includes individual product pricing, standard and competitive upgrade pricing, licensing and volume discounting),
     -    product functionality,
     -    ease-of-use,
     -    bundling in suites of related products,
     -    distribution through existing and new channels and
     -    brand name recognition.

     As a result, we believe that our success in this market depends upon our ability to continue to:

     -    provide  continued  enhancement  of our  existing and future products,
     -    correctly   identify   and  enter  new  markets,
     -    effectively market and sell our current and future products,
     - expand our existing distribution channels while also developing new distribution channels including e-commerce,
     - timely and efficiently acquire, license or develop and introduce new products that take advantage of technological advances and
     -    respond to new requirements and demands of the market.

     To the extent one or more of our competitors introduce products that better address market requirements, our business could be adversely affected. We may not be successful in developing and marketing enhancements to our existing products or new products incorporating new technology on a timely basis. Also, our existing and new products may not adequately address the changing needs of the marketplace. If we are unable to timely develop and introduce new products or enhance existing products, our business and results of operations could be materially and adversely affected.

     The dominant position of Microsoft Corporation ("Microsoft") in the personal computer operating system and application program marketplace provides Microsoft with a range of competitive advantages, including its ability to determine the direction of future operating systems and to leverage its strength in one or more product areas to achieve a dominant position in new markets. This position may enable Microsoft to increase its market position even with respect to products having superior performance, price and ease-of-use features. Microsoft's ability to:

     - offer corporate and SOHO operating systems combined with its own productivity software,
     -    bundle software,
     - provide incentives to customers to purchase certain products in order to obtain favorable sales terms or necessary compatibility or information with respect to other products,
     -    pre-load  such bundled software on new computers, and
     - purchase advantageous product positioning and presentations in various distribution channels may significantly inhibit our ability to maintain or expand our business. In addition, as Microsoft or other companies create new operating systems and applications, we may not be able to re-work our products in order for the products to remain compatible with these new systems and applications. The introduction of upgrades to operating systems or the introduction of new operating systems and standardized software by Microsoft and others, over which we have no control, may adversely affect our ability to upgrade our own products and may cause a reduction in sales of our products.

     We believe that competition will continue to intensify in the future and that new product introductions, as well as potential price reductions, strategic alliances and other actions by competitors could materially and adversely affect our competitive position.

Short Product Life Cycles May Adversely Affect Revenues

     From time to time we or our competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of our existing products. Such announcements of currently planned or other new products may cause customers to defer purchasing our existing products.

Seasonality Is Expected to Cause Fluctuations in Revenues and Operating Results

     The computer software market is characterized by significant seasonal swings in demand, which typically peak in the fourth quarter of each calendar year. The seasonal pattern is due primarily to the increased demand for software during the year-end holiday buying season and reduced retail and corporate demand for business software during the summer vacation period. We expect our net sales and operating results to reflect this seasonality.

Fluctuations in Quarterly Results and the Uncertainty of Future Operating Results May Cause Significant Fluctuations Our Stock Price

     Our quarterly operating results have and, in the future, may fluctuate significantly, depending on factors such as:

     -    demand for our products,
     -    the size, timing and timely fulfilment of orders,
     - the number, timing and significance of new product announcements by us and our competitors,
     - our ability to develop, introduce and market new products, as well as enhanced versions of our current products on a timely basis,
     -    the level of product and price competition,
     -    changes in operating expenses,
     -    changes in average selling prices and product mix,
     - changes in our sales incentive strategy, as well as sales personnel changes,
     -    the mix of direct and  indirect  sales, product returns and rebates,
     -    changes in technology,
     -    general economic factors, and
     -    seasonality.

     Our expense levels, however, are expected to be based in large part on our expectations of future revenues. Therefore, if revenue levels are below expectations, operating results are likely to be adversely affected. Net income may be disproportionately affected by an unanticipated decline in revenue for a particular quarter because a relatively small amount of our expenses will vary with our revenue in the short term. As a result, we believe that period-to-period comparisons of our results of operations are not and will not necessarily be meaningful and should not be relied upon as any indication of future performance. Due to all of the foregoing factors, it is likely that in some future quarter our operating results will be below expectations. In such event, the market price of the Common Stock could be materially adversely affected.

Volatility of Stock Prices

     The market for the Common Stock is highly volatile. The trading price of the Common Stock could be subject to wide fluctuations in response to, among other things:

     -    quarterly variations in operating and financial results,
     - announcements of technological innovations or new products by us or our competitors,
     - changes in prices of our products or our competitors' products and services,

     -    changes in product mix,
     - changes in our revenue and revenue growth rates as a whole or for individual geographic areas, business units, products or product categories, and
     - response to the Company's strategies concerning e-commerce and the Internet.

     Statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the market in which we do business or relating to us could result in an immediate and adverse effect on the market price of the Common Stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for the securities of many software and Internet companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Common Stock.

Rapid Technological Changes Could Cause Delay in New Products; Delays May Cause Reduced Revenues

     The software market is characterized by ongoing technological developments, evolving industry standards, frequent new product introductions and rapid changes in customer requirements and preferences. The introduction of products embodying new technologies and the emergence of new industry standards and practices can rapidly render existing products obsolete and unmarketable. In the past, we have experienced delays in software development and may experience delays in connection with current product developments or future development activities. Such delays may prevent the successful introduction or marketing of these products. Further, our new products and product enhancements may not adequately meet the requirements of the marketplace and achieve market acceptance. Delays in the commencement of commercial shipments of new products or enhancements may also result in customer dissatisfaction and delay or loss of product revenues.

Product Defects Could Delay or Prevent Market Acceptance of New or Upgraded Products

     Software products as complex as those offered by the Company may contain undetected errors or failures when first introduced or as new versions are released. Despite testing internally or by current or potential customers, errors may be found in new products after commencement of commercial shipments, resulting in loss of or delay in market acceptance.

     Although we have a number of ongoing development projects, the following risks still exist:

     - development may not be completed successfully on time or within our projected cost,
     - projects may not include the features required to achieve market acceptance, and
     - enhancements to our products may not keep pace with broadening market requirements.

Product Returns and Difficulties in the Collection of Accounts Receivable Could Result in Reductions in Cash Flows

     Some of our sales are made on credit terms which may vary substantially. We do not hold collateral to secure payment. Therefore, a default in payment on a significant scale could materially adversely affect our business, results of operations and financial condition. In addition, it is difficult for us to ascertain future demand for our existing products and anticipated demand for newly introduced products. Consistent with industry practices, we may accept product returns or provide other credits in the event that a retailer or distributor holds excess inventory of our products, even when we are not legally required to do so. Accordingly, we are exposed to the risk of product returns from retailers, distributors and direct sales customers. While we believe that we have established appropriate allowances for collection problems and anticipated returns based on our historical experience and industry norms, actual returns and uncollectible receivables may exceed such allowances. Defective products also may result in higher customer support costs and product returns.

Customer Concentration and Credit Risk

     The Company had one customer which accounted for approximately 12.7% and 12.9% of net revenues for the years ended December 31, 1998 and 1997, respectively. This same customer accounted for approximately 36.0% and

4.0% of net outstanding accounts receivable at December 31, 1998 and 1997, respectively. The Company considers several of its customers to be significant. The loss of any of such customers, a significant decrease in product shipments to one or more of them or an inability to collect receivables from one or more of them could adversely affect the Company's business, operating results and financial condition.

Dependence on Key Personnel

     Significant historical growth from acquisitions and operational restructurings have placed strain upon our personnel, management systems and resources. In the future, we expect to continue to improve our financial and management controls, reporting systems and procedures on a timely basis and train and manage our employee work force. An inability to do so may inhibit our ability to grow. Competition for qualified sales, technical and other qualified personnel, including expert Windows-environment programmers, is intense, and we may not be able to attract or retain highly qualified employees in the future. Our future success depends in significant part upon the continued service of our current key technical, sales and senior management personnel. The loss of the services of one or more of these key employees could have a material adverse effect on our business, operating results and financial condition. Additions of new and departures of existing personnel, particularly in key positions, can be disruptive, which could have a material adverse effect upon the Company.

International Sales and Operations and Currency Fluctuations Could Have an Adverse Affect

     International sales are a significant source of revenue for the Company. International sales represented approximately 53.9% of our total revenues for 1998 and 48.9% of total revenues for 1997. We believe that achieving profitability will require, among other matters, additional expansion of sales in foreign markets. In order to increase international sales, we may be required to establish additional foreign operations, hire additional personnel and recruit additional international resellers. Currently, our international sales are denominated in either U.S. dollars, the Euro or local currency and we do not anticipate engaging in any hedging activities. The introduction of the Euro may have an impact on currency fluctuations. Although exposure to currency fluctuations to date has not been significant, fluctuations in currency exchange rates in the future could have a material adverse impact on the Company. Additional risks inherent in our international business activities include:

     -    unexpected changes in regulatory  requirements,
     -    tariffs and other  trade  barriers,
     -    costs of  localizing  products  for foreign countries,
     -    lack of acceptance of localized products in foreign  countries,
     -    longer accounts  receivable  payment cycles,
     -    difficulties in collecting payment,
     -    difficulties in managing international operations,
     - potentially adverse tax consequences including limitations on the repatriation of earnings,
     -    reduced   protection   for   intellectual property,
     -    the burdens of complying with a wide variety of foreign laws, and
     - the effects of potentially high local wage scales, employment customs and other expenses.

     Any of these factors or others not presently contemplated by the Company could have a material adverse effect on our future international operations.

Litigation and Potential Litigation May be Costly and/or Time-Consuming

     Our competitors and potential competitors may resort to litigation as a means of competition. Any litigation involving the Company, whether as plaintiff or defendant, regardless of the outcome, may result in substantial costs and expenses to the Company and significant diversion of effort by our management and technical personnel. In the event of an adverse result in any such litigation, we could be required to:

     -    expend significant resources to develop non-infringing technology,

     - obtain licenses to the technology which is the subject of the litigation on terms not advantageous to the Company,
     -    pay damages, and/or
     -    cease the use of any infringing technology.

     There can be no assurance that we would be successful in such development, that any such licenses would be available and/or that we would have available funds sufficient to satisfy any cash awards.

     In the first quarter of 1998, the Company and certain of our current and former executive officers and directors were named as defendants in an action claiming that such defendants made intentional misrepresentations of material facts in connection with such plaintiffs' purchases of an aggregate 296,333 shares of Common Stock for $919,495. While we believe this action to be without merit, the ultimate outcome of such lawsuit is unknown at this time. Any adverse decision in this action may have a material adverse effect on our business, operating results and financial condition.

     We are also a defendant in litigations involving disputes with a landlord and several vendors. These litigations generally arise out of our ordinary course of business, and we believe that any adverse decision resulting from any of these litigations will not have a materially adverse effect on the Company; however, no assurance can be given in this regard.

Software Piracy and Intellectual Property Infringement May Adversely Affect Our Revenues

     We believe that our success depends significantly upon our proprietary technology. We currently rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions and other written materials under trade secret, patent and copyright laws to protect our proprietary technology; however, these methods generally afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or services or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. Monitoring and identifying unauthorized use of personal computer software is difficult. We expect software piracy to be a continuing problem resulting in a reduction of our potential revenues.

Dependence on Third Party Licenses Could Have Adverse Affects

     We rely on certain software, technology and content that we license or have licensed from third parties, including software, technology and content that is integrated with internally developed software and used in our products to perform key functions. These third-party software licenses may not continue to be available to us on commercially reasonable terms. Also, such software may not be appropriately supported, maintained or enhanced by the licensors such that the licensed software would not continue to provide the necessary commercial benefits to our products. In addition, we may not be able to license such software, technology and content on terms advantageous to the Company. The loss of or inability to obtain or replace licenses to, or inability to support, maintain and enhance, any of such licensed software, could result in increased costs, including the expense of internally developing the required software, technology and/or content, as well as delays or reductions in product shipments.

Dependence on Retailers, Distributors and Sales Representatives May Adversely Affect Sales and Cash Flows

     Our customers are not contractually required to make future purchases of our products and could discontinue carrying or purchasing our products, at any time and for any reason. Retailers and distributors generally are in a strong position to negotiate favorable terms of sale, including price discounts and product return policies. Retailers also often require software publishers to pay fees in exchange for preferred shelf space. Further, resellers may give higher priority to products other than ours, thus reducing their efforts to sell our products. We may not be able to increase or sustain the current amount of our retail shelf space and, as a result, our operating results could be adversely affected.

Use of Net Operating Loss Carry Forwards is Limited

     We estimate our consolidated tax net operating loss carryforwards to be approximately $84 million at December 31, 1998, which expire in years 2002 through 2018, and our general business credit carryover to be approximately $1.5 million, which expires in years 2005 and 2006. These carryforwards are subject to certain limitations described below. Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), changes in the ownership or the business of a corporation that has net operating loss carry forwards can result in the inability to use or the imposition of significant restrictions on the use of such net operating loss carry forwards to offset future income and tax liability of such corporation. An "ownership change" may be deemed to have occurred under Section 382 of the Code and the regulations thereunder with respect to both the Company and its wholly-owned subsidiary, Software Publishing Corporation ("SPC"), which the Company acquired in December 1996, and the use by the Company of these net operating loss carry forwards will be limited. Utilization of the net operating loss carry forwards of SPC may be further limited by reason of the consolidated return/separate return limitation year rules. In addition, the SPC net operating loss carry forwards are also subject to the additional limitation that such losses can only be utilized to offset the separate taxable income of SPC. We estimate the maximum utilization of such net operating loss carry forwards to be approximately $1,200,000 per year for losses through December 31, 1996; losses incurred thereafter can be fully utilized until expired under present circumstances. There can be no assurance that we will be able to utilize all of our net operating loss carry forwards. In addition, the foreign losses incurred by SPC may decrease or otherwise restrict our ability to claim U.S. tax credits for foreign income taxes.

Failure to Obtain IRS Closing Agreement Could Result in Large Tax Payment

     We have applied for a closing agreement with the Internal Revenue Service (the "IRS") pursuant to which we would become jointly and severally liable for SPC's tax obligations upon occurrence of a "triggering event" requiring recapture of dual consolidated losses previously utilized by SPC. Such closing agreement would avoid SPC's being required to recognize a tax of approximately $8 million on approximately $24.5 million of SPC's previous dual consolidated losses. The IRS has, to date, refused to grant the Company's application for such a closing agreement because of alleged deficiencies in SPC's pre-acquisition dual loss certifications. The IRS has indicated that it will consider alternative measures, which the Company is presently evaluating, to correct these deficiencies and allow for such a closing agreement. While the Company believes that the IRS should agree to such a closing agreement, no assurance can be given that the IRS will do so and, absent extraordinary relief, any failure to do so could result in the recognition of this tax liability. Should such a closing agreement be obtained, in certain circumstances, a future acquirer of the Company may also be required to agree to a similar closing agreement in order to avoid the same tax liability, to the extent it is able to do so. This could have a material adverse effect on our future ability to sell SPC. The report of our auditors covering the December 31, 1998 consolidated financial statements contains a paragraph emphasizing these dual consolidated losses.

Year 2000 Compliance Issues

     We are in the process of conducting a review of issues related to our Year 2000 compliance. In connection with this evaluation, we intend to review all Company products for Year 2000 compliance, as well as to review our vendors and suppliers for Year 2000 compliance, and to effect changes where necessary. We expect to be able to conduct our review within our current resources, but no assurance can be given that we have sufficient resources to complete the review process in a timely manner. We have not determined, at this time, what total costs we will incur to conduct the review process and to implement any necessary corrections. At this time, we do not know of any of our products, processes or systems, which, if found to be non-Year 2000 compliant, would have any significant impact on the Company. We believe that all of our current products are Year 2000 compliant. We are currently developing contingency plans to address the failure of our products, vendors or information technology systems to be Year 2000 compliant.

Change in Product Strategy May Not be Successful

     The Company acquired SPC in December 1996. In SPC's fiscal year ended September 30, 1996, approximately 70% of SPC's net revenue was derived from the Harvard Graphics line of products. However, net revenues for that line of products declined substantially over the previous few years and has continued to decline. While we believe that the market for the Harvard Graphics product line has matured, we also believe that our Harvard and Serif brands have attracted significant customer bases. Accordingly, we intend to utilize these brand strengths for our current and certain anticipated new products, including our proposed Visualcities.com Internet portal. This product line and brand transition, and the development of the Visualcities.com Internet portal, may not be accomplished in a timely or efficient manner and may not be successful.

Potential Anti-Takeover Effects of Delaware Law, Certificate of Incorporation, Stockholder Rights Plan and Possible of Preferred Stock Could Impede a Takeover of the Company

     Certain provisions of Delaware law and our Certificate of Incorporation could make it more difficult to complete a merger, tender offer or proxy contest involving the Company, even if such events could be beneficial to the interests of our stockholders. These provisions include:

     -    Section 203 of the Delaware General Corporation Law,
     -    the  classification  of  the  Company's  Board of Directors into three classes,
     - the requirement that 66-2/3% of our stockholders are needed to request a special meeting of stockholders (other than a special meeting called
          by the Board of Directors  or  the   President),
     - the "golden parachute" provisions of the Company's agreement with its President,
     - the requirement that 66-2/3% of the stockholders of the Company entitled to vote thereon approve transactions such as a merger, consolidation or sale of assets with or to an entity controlling 15% or more of the voting power of the Company's capital stock, unless approved by the Board of Directors prior to such entity's acquisition of 15% or more of such voting power,
     - the existence of "blank check" preferred stock that may be issued by our Board of Directors without stockholder approval on such terms as the Board may determine, and
     -    the existence of a "poison pill."

     Under the poison pill, the Company has declared a dividend of one Preferred Share Purchase Right (each, a "Right") on each outstanding share of Common Stock. Each Right becomes exercisable only if a person or group acquires 20% or more of the outstanding Common Stock or announces a tender offer the consummation of which would result in ownership by a person or group of 20% or more of the Common Stock. If we are acquired in a merger or other business combination transaction after a person or group has acquired 20% or more of the outstanding Common Stock, each Right will entitle its holder to purchase, at the Right's then current exercise price (currently, $1,000), a number of the acquiring company's common shares having a market value of twice such price. In addition, if a person or group acquires 20% or more of the outstanding Common Stock, each Right will entitle its holder (other than such person or members of such group) to purchase, at the Right's then current exercise price, a number of shares of Common Stock having a market value of twice such price.

     The rights of the holders of Common Stock also will be subject to, and may be adversely affected by, the rights of the holders of additional or other classes of preferred stock that may be issued in the future, including the blank check preferred stock. Such issuance may make it more difficult for a third party to acquire, or may discourage a third party from acquiring, a majority of the voting stock of the Company. These provisions could limit the price that certain investors might be willing to pay in the future for shares of Common Stock.

Limited Directors' Liability Could Prevent Stockholders From Holding Directors Responsible for a Lack of Care

     The Company's Certificate of Incorporation provides that our directors (but not our officers) will not be held liable to the Company or our stockholders for monetary damages upon breach of a director's fiduciary duty, except to the extent otherwise required by law.

No Dividends

     The Company has never paid any cash dividends on the Common Stock and we do not anticipate paying any dividends in the foreseeable future.

Possible  Issuance  of  Substantial  Amounts   of   Additional   Shares  Without
Stockholder Approval Could Dilute Stockholders

     As of March 26, 1999, we have an aggregate of 5,263,891 shares of Common Stock outstanding. In addition, as of March 26, 1999, we have 1,939,480 shares of Serial Preferred Stock authorized but unissued, of which, 1,836,980 shares are not reserved for specific purposes, and an additional (a) aggregate of 1,717,115 shares of Common Stock issuable upon the exercise of stock options granted or available for grant under our various stock plans and (b) aggregate of 2,236,337 shares of Common Stock issuable upon exercise of other stock options or warrants previously granted and outstanding. All of such shares may be issued without any action or approval by our stockholders. Although there are no other material present plans, agreements, commitments or undertakings with respect to the issuance of additional shares of Common Stock or securities convertible into any such shares, other than in connection with the exercise of outstanding stock options and warrants, any shares issued would further dilute the percentage ownership of the Company held by our stockholders.

Any  Delisting  of  Securities  from  Nasdaq  System  Could  Precipitate   Risks
Associated with Low-Priced Stocks

     The Common Stock is listed on the Nasdaq SmallCap Market and the Boston Stock Exchange. To remain eligible for listing on the Nasdaq SmallCap Market, we must comply with the following:

     -    The Common Stock must have a minimum bid price of $1.00,

     -    we  must have either   minimum   tangible  net  assets  of $2,000,000,
          a market capitalization of $35,000,000 or net income of $500,000 in two of the three prior fiscal years and

     - we must have a public float of at least 500,000 shares with a market value of at least $1,000,000, at least 300 stockholders must hold shares of Common Stock and at least two market makers must make a market in the Common Stock.

     These maintenance standards may be changed by Nasdaq. While we presently comply with the Nasdaq listing maintenance requirements, the failure to maintain these requirements or other requirements of Nasdaq could result in de-listing of our securities from Nasdaq. In the event our securities are de-listed from Nasdaq, you may be affected in any one or more of the following ways:

     - our securities will have to trade on a non-Nasdaq, and possibly less efficient, "over-the-counter" market,

     - fewer brokerage firms and dealers may make a market in our securities which may cause a decline in the trading price of our securities,

     - you may also find it more difficult to dispose of, or obtain accurate quotations, as to the market value of our securities,

     - our securities may no longer be eligible for sale in certain jurisdictions without additional compliance with such jurisdictions' laws and regulations and

     -    the market for our securities may become illiquid.

Item 1.        Description of Business.

General

     The Company makes and sells computer software products for both the United States domestic and international markets. Most of these products are desktop publishing, presentation graphics and graphics/drawing software for the corporate, SOHO and consumer markets. Our products are intended to improve the graphical appeal and overall effectiveness of documents produced by either the Company's or third parties' desktop publishing, presentation graphics, web page, e-mail, word processing and other similar applications. We currently offer twenty-five products that operate on the Windows 98, Windows 95, Windows NT(R), Windows(R) 3.1 and DOS operating systems for IBM personal computers and compatibles. We also sell software products together with certain computer hardware, such as "mouse pens," new personal computers and digital cameras. We have established a multi-channel distribution system utilizing direct mail, telemarketing, retail, corporate and OEM sales channels and also disseminate our software programs over the Internet. The Company currently derives substantially all of its net sales from products sold directly to end-users by its direct mail and telemarketing centers, and to retailers, distributors and corporate purchasers by its internal sales force and independent sales representatives. We estimate that approximately 84.0% of our net sales for the year ended December 31, 1998 (the "1998 Fiscal Year") were generated through the Company's direct sales and telemarketing efforts and 16.0% were generated through non-direct channels.

     North America and international net revenues for the 1998 Fiscal Year and the year ended December 31, 1997 (the "1997 Fiscal Year") were as follows:

                                        Year Ended December 31,
                              --------------------------------------------------
                                       1998                         1997
                              ------------------------      --------------------
                                  Amount           %          Amount        %
                              ------------       -----      -----------    -----
North America . . . . . . .   $  8,431,271        46.1      $ 8,770,684     51.1
International . . . . . . .      9,840,462        53.9        8,386,181     48.9
                              ------------       -----      -----------    -----
Total . . . . . . . . . . .     18,271,733       100.0      $17,156,865    100.0
                              ============       =====      ===========    =====

     We believe that end users are continuing to migrate from the Windows 3.1 and Windows 95 environments to the Windows NT and Windows 98 platforms and to Internet computing. We expect increased competition, including price competition, in the computer software and hardware markets in the future. Several of our competitors sell suites of products which include products that directly compete with our products. We believe that these offerings of product suites have and will continue to adversely affect sales of our products as the individual products within the suites continue to gain increased levels of inter-operability and functionality. The Company currently does not offer a suite of general purpose office products; however, we currently offer one product suite, Serif Publishing Power Suite, as well as products that complement competitive suite products.

     The Company was incorporated in Delaware on December 23, 1993, and succeeded to the business of its predecessor New Jersey corporation, which was formed on July 20, 1992. In July 1996, we acquired Serif Inc. and Serif (Europe) Limited (collectively, the "Serif companies"), which significantly expanded our product line to include desktop publishing and drawing titles Serif PagePlus and Serif DrawPlus, among others. In December 1996, we acquired all of the outstanding capital stock of Software Publishing Corporation ("SPC"), as a result of which our product line expanded further to include SPC's presentation graphics and other visual communications and business productivity software products. We continue to operate the Serif companies and SPC as wholly-owned subsidiaries. Since January 1998, the operations of SPC have been significantly reduced.

     We are currently substantially dependent upon sales of our Serif line of software programs. Microsoft Corporation, Corel Corporation, Adobe Systems and others sell products targeted for substantially the same market as the Serif product line, some of which are included in product suites.

     We believe  that in order to increase  net  revenues,  we must  continue to develop and introduce new technologies and products internally, obtain additional technologies and products through strategic alliances and acquisitions and introduce new marketing strategies to include strengthening our marketing through e-commerce and the Internet. Any inability or delay in executing these strategies, difficulties encountered in introducing new products or marketing programs, or failures of our current and future products to compete successfully with products offered by other vendors, could adversely affect our performance. The Company's growth is expected to require increases in the number of employees, expenditures for new product development and expansion of our e-commerce and Internet sites, the acquisition of product rights, sales and marketing expenses, and general and administrative expenses.

     In the third quarter of the 1998 Fiscal Year, we began selling our Go Digital Camera Pak, which consists of a digital camera and digital imaging software licensed from a third party, as well as certain accessories. The digital imaging market is fairly new and we may not sustain a profitable level of sales as competitors focus their marketing efforts, develop enhancements to their products and develop products that take advantage of technological advances.

     The Company currently is in the process of developing a new website entitled Visualcities.com. The Company contemplates that this website will be an Internet portal/community which would provide information, content, goods and services to users. No assurance can be given that the Company will be able to successfully develop and operate this website, that it will attract a significant number of users or that the Company will achieve significant revenues therefrom.

     Unless the context otherwise requires, all references herein to the Company include Software Publishing Corporation Holdings, Inc. and its subsidiaries, including SPC and the Serif companies, on a consolidated basis.

     The Company's principal executive offices are located at 3A Oak Road, Fairfield, New Jersey 07004; telephone (973) 808-1992. The Company maintains websites at www.spch.com, www.serif.com and www.harvardgraphics.com.

Business Strategy

     The Company's strategic objective, with respect to its core software business, is to become a leading supplier of easy-to-use software applications that improve the graphical appeal and overall effectiveness of documents and digital images produced or used by desktop publishing, web publishing, drawing and presentation graphics applications, as well as to maximize the profitability and productivity of the Company's direct marketing and telemarketing operations in the United States and Europe.

     The Company believes that many current graphical presentation software applications and first-generation Internet publishing tools were designed for computer specialists, corporate MIS departments, computer consultants and other technically knowledgeable users. The Company believes that there is a market opportunity for software that makes it easy for the average computer user to create high-quality, graphically rich documents, presentations, e-mail and web pages or to enhance digital images.

     With respect to sales and marketing, the Company intends to leverage its multi-million user, multi-national installed base of Serif and Harvard Graphics customers through its multi-national direct marketing and telemarketing operations, as well as the corporate and retail sales channels. The Company believes that the Internet may provide additional opportunities for further sales and marketing success, and has established an on-line store at its website from which its products may be purchased.

     The  Company's  primary  product  families  are the Serif  line of  desktop publishing  and  drawing  products,  consisting  primarily  of  Serif  PagePlus,
SerifDraw Plus, Serif DesignStudio and Serif Publishing Power Suite, and the Harvard line of graphical information presentation products, consisting primarily of Harvard Graphics and Harvard ChartXL. The Company believes that Serif PagePlus is the most popular desktop presentation software application in use in the United Kingdom. The Company also markets the Active line of companion utility products (currently consisting of ActiveOffice , ActiveMail and Serif MailPlus ), and the ASAP line of presentation graphics products.

     The Company's strategy with respect to its anticipated Visualcities.com business is to create a compelling environment on the World Wide Web which will attract large numbers of computer users, including users of the

Company's  software  products.   The  Company  expects to generate revenues from
this usage through transaction fees, including collection of commissions on electronic commerce transacted by users of the Visualcities.com portal.

Products

     The Company's primary product lines include desktop publishing, presentation graphics and business productivity applications. Certain of the Company's product lines are available in languages other than English. Both the Serif and Harvard lines of products continue to derive substantial revenues from foreign sales. See "Item 6. Management's Discussion and Analysis."

     The Company's primary products, listed by product genre, are:

     Desktop Publishing

     - Serif PagePlus 5 Professional Edition for Windows 95 is the Company's premium desktop publishing application designed to permit the average computer user to produce professional-quality advertisements, flyers, reports, banners, brochures, newsletters, greeting cards and other written documents.

     - Serif PagePlus Home/Office for Windows 95 is designed for more price-sensitive SOHO and home computer desktop publishing users who do not need all the content and advanced features included in PagePlus 5.

     - Serif PagePlus 4 is designed to permit the average computer user to produce professional-quality advertisements, flyers, reports, banners, brochures, newsletters, greeting cards and other written documents.

     - Serif DrawPlus 3 Home/Office Edition for Windows 95, is designed for both the average and advanced computer user, with a range of drawing and design tools that they can use to create logos, posters, cartoons, certificates, report covers and greeting cards.

     - Serif Publishing Power Suite is a combination of products consisting of Serif PagePlus 3, TypePlus, TablePlus, DrawPlus 3,
          PhotoPlus, Arena 3D Design ED (licensed from a third party) and PhotoMorph 2.0 (licensed from a third party), along with 7,000 clipart images, 500 photos and 400 fonts.

     -    Serif   PagePlus   Home/Office  Designer   Pack   provides  over   100
          design wizards, 100 additional fonts, 50 photos and over 5,000 clipart images.

     -    Serif  ArtGallery  contains   100,000  clipart images  licensed from a
          third party.

     - Harvard Publisher is a desktop publishing program for SOHO and home users.

     Drawing/Special Effects

     - Harvard Draw 98 is an easy to use drawing, illustration and photo editing solution for SOHO, educational and home users.

     -    Serif   3DPlus  offers easy  three-dimensional  rendering capabilities
          for   text   and  scenes,   complementing   the  graphics capabilities
          of other Serif products.

     - Serif DrawPlus 4 provides dozens of advanced drawing, illustration and animation development technologies.

     - Harvard Design Studio is the Company's premium U.S. retail drawing and illustration application software product designed to permit the average computer user to produce professional quality drawings and graphics.

     - Serif Design Studio is the Company's U.K. premium drawing and illustration application software product designed to permit the average computer user to produce professional quality drawings and graphics.

     Digital Imaging

     -    Go  Digital   Photo   Pak  is   a   complete  digital color camera and
          digital image editing software solution designed to allow users an affordable entry into digital photography.

     -    Go   Video   Pak   contains   two   digital video cameras and software
          designed for entry-level users.

     Presentation Graphics

     -    Harvard    Graphics   98    is   a   premium   Windows    presentation
          graphics software package offering a range of capabilities enabling users to create and deliver more effective presentations.

     - Harvard Graphics 3.0 for Windows is a Windows 3.1 presentation graphics package offering the Advisor System and an interactive design checker.

     - Harvard ChartXL 2.0 for Windows 95 is a charting application program that provides users of spreadsheet software and other major Windows-based applications a tool for analyzing, viewing and presenting their data more effectively with more than 300 unique two- and three-dimensional business, statistical, and technical chart types, coupled with spreadsheet capabilities and "what if" analytical tools.

     -    Harvard   Spotlight  2.0  for  Windows  95  helps   assist  users   to
          control the flow and delivery of their electronic presentations.

     - ActiveMail and Serif MailPlus enable users to send graphical e-mail messages in addition to or instead of plain text.

     - Harvard InstantCharts is designed as a quick and easy way to turn plain text and numbers into high- impact visual elements which are embedded in their text, thereby increasing the communication effectiveness of their documents.

     - ASAP WordPower, v.1.95 is a presentation graphics application that helps inexperienced users create a presentation within a few minutes. ASAP WordPower allows the Windows 95 user to convert text created in ASAP WordPower or MS Word into a professional, well-designed presentation.

     - ASAP WebShow is a viewer for presentations that are created with the Company's ASAP WordPower presentation software and posted to the World Wide Web. The combination of ASAP WebShow and ASAP WordPower provides a set of tools to enhance communications over the Internet. Together, these two products offer users a solution for creating and viewing presentations on the World Wide Web. An ASAP WebShow user can view a presentation in interactive or auto-run mode, download the materials for later viewing, or print hard copies for local use.

     Business Productivity Applications

     - Word Processing and Other Products. The Company's word processing and other business productivity products are older, legacy products for mature market segments. These products include

          Professional   Write, Professional   Write  PLUS,   OfficeWriter  and
          Professional File. The Company has de-emphasized this category.

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

     Competitors and potential competitors of the Company may resort to litigation as a means of competition. Such litigation may be costly and expose the Company to new claims that it may not have anticipated. Although patent and intellectual property disputes in the software area have often been settled through licensing, cross-licensing or similar arrangements, costs associated with such arrangements may be substantial if they may be obtained at all. Any litigation involving the Company, whether as plaintiff or defendant, regardless of the outcome, including any litigation relating to claims which have been or may in the future be asserted against the Company, may result in substantial costs and expenses to the Company and significant diversion of effort by the Company's technical and management personnel. In addition, there can be no assurance that litigation, instituted either by or against the Company, will not be necessary to resolve issues that may arise from time to time in the future with other competitors. Any such litigation could have a material adverse effect upon the Company's business, operating results and financial condition. In the event of an adverse result in any such litigation, the Company could be required to expend significant resources to develop non- infringing technology, obtain licenses to the technology which is the subject of the litigation on terms not advantageous to the Company, pay damages, and/or cease the use of any infringing technology. There can be no assurance that the Company would be successful in such development, that any such licenses would be available and/or that the Company would have available funds sufficient to satisfy any cash awards.

Product Development

     The personal computer software industry is characterized by rapid technological change, which requires a continuing high level of expenditures for the enhancement of existing products as well as development, licensing or acquisition of new software products. The Company's current product development activities include enhancing and updating its present software packages and designing certain new products, as well as the continued development of the Company's planned Visualcities.com Internet portal website. The Company intends to expand and update its Serif desktop publishing software code through a rewrite of the code base to allow the products using the code base to more easily accept anticipated future technological advancements beyond Year 2000.

     The Company's Serif technology includes two advanced code bases, desktop publishing and drawing, which can continue to be expanded as user requirements evolve. In 1998, the Company introduced three new products based on its updated Serif technology. The Company has focused its research and development resources on expanding its Serif and Harvard Graphics technology, as well as on its planned Visualcities.com website and other Internet technologies and products.

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

     The Company spent approximately $1,266,000 in 1998 and $3,227,000 in 1997 for product development and enhancement activities. These expenditures represented approximately 6.9% and 18.8% of total net revenues for such years, respectively, and are expected to increase in the future.

Production

     After approval by quality assurance personnel and management, the Company's product development staff produces the master diskettes, CD-ROMs and user manuals for its proprietary software as part of its product development activities. Third party contractors generally print and assemble CD-ROM discs, diskettes, manuals, inserts and boxes in which the Company's products are shipped. The Company has multiple sources for major components of its products, does not rely on any one principal supplier and has not experienced any material delays in production or assembly. To date, the Company has not experienced any material difficulties or delays in production of its software products and related documentation.

     The Company generally purchases computer hardware products such as mouse pens and digital cameras from third parties. From time to time, supplies of these products have not been sufficient to meet customer demand, primarily as a result of the Company's just-in-time inventory policy and less than optimal amounts of letter of credit facilities or other resources sufficient to finance such purchases.

Sales and Marketing

     The Company's software products are sold primarily through direct marketing, telemarketing, retail, corporate, and original equipment manufacturer ("OEM") channels. Hardware products are sold almost exclusively through direct marketing. The Company has also positioned itself to take advantage of the Internet as an additional sales medium. Direct sales, which accounted for approximately 84.0% and 72.4% of the Company's revenues in 1998 and 1997, respectively, are generated by inbound and outbound telemarketing operations in the U.S. and U.K. Corporate sales are comprised of both individual product sales as well as volume license sales. Most sales to the retail channel are made on a two-step basis with the initial sales being made to distributors and then to retail chains. The Company also distributes its products through OEMs on a bundled or value-added basis. In addition, the popularity of the Internet and the World Wide Web has made it feasible for the Company to sell its products over the Internet. In this connection, the Company has established an on-line software store from which the Company's products may be purchased. As the Internet continues to evolve mechanisms for efficiently and securely charging customers directly for software, the Company expects that it will continue to expand its software and hardware distribution over the Internet. The Company expects to market its anticipated Visualcities.com business initially primarily to its existing user base of its software products through direct marketing efforts.

     The Company utilizes its telemarketing operations in conjunction with its direct mail operations to maximize direct sales to existing and new end user customers. These mailings and direct response advertisements originate from the Company's offices in Nashua, New Hampshire and Nottingham, England and are handled by the Company's inbound and outbound telemarketers in such locations. These mailings and advertisements are varied and tested to attempt to maximize response rates and profitability. The Company maintains a list of its registered user customers and sends periodic mailings to sell upgrade versions and new products.

     The Company attempts to assist distributors and resellers in selling, promoting and merchandising its products. Large corporate and government sales are fulfilled principally through resellers and distributors while all other sales are fulfilled directly. The Company also offers site licenses and volume purchase discounts to its corporate customers.

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

     The Company's products continue to derive substantial revenues from foreign sales. The Company translates certain of its products, including packaging, documentation, software, and promotional materials, for international markets. These translations are generally done by contractors hired by the Company, or by the Company's local sales and marketing agents. Advertising and promotional programs are customized for local markets where necessary. International sales include localized versions of selected products, as well as the English language versions of the Company's products throughout the United Kingdom, Europe, Latin America, South America and the Asia/Pacific region. Localized versions include German, French, Spanish, Italian, Portuguese and Dutch. Approximately 53.9% of the Company's worldwide sales in 1998 and 48.9% of worldwide sales in 1997 were made outside of the U.S. The Company expects to continue to sell internationally and invoice in foreign currencies. Accordingly, the Company is subject to risks associated with exchange rate fluctuations.

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

     The Company typically ships software products within several days after receipt of orders, which is customary in the personal computer applications software business. The Company also attempts to ship its hardware products within several days after receipt of orders; however, when supplies of such products are not on hand within such the periods, delays of up to several weeks may occur. As of December 31, 1998 and 1997, the Company's backlog was approximately $389,000 and $125,000, respectively. The Company expects all backlogged orders to be shipped within several weeks.

Customer Concentration and Credit Risk

     The Company had one customer which accounted for approximately 12.7% and 12.9% of net revenues for the years ended December 31, 1998 and 1997, respectively. This same customer accounted for approximately 36.0% and 4.0% of net outstanding accounts receivable at December 31, 1998 and 1997, respectively. The Company considers several of its customers to be significant. The loss of any of such customers, a significant decrease in product shipments to one or more of them or an inability to collect receivables from one or more of them could adversely affect the Company's business, operating results and financial condition.

Customer Support

     With respect to its software and hardware products, the Company provides free technical support directly in the United States, United Kingdom and Germany for a period of thirty days from either the first call to its technical support centers from the customer or from receipt of the customer's product registration card. The Company expenses the cost of this support as incurred. After this initial period, technical support is available for purchase under a variety of value-added support programs. However, to maintain good customer relations, the Company may provide free technical support in excess of the initial period.

Competition

     The market for visual communications and business productivity software is highly competitive and subject to rapid technological change. Many of the Company's current and potential competitors possess significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than the Company. In addition, any of these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, as well as to devote greater resources to the development, promotion and sale of their products than the Company. Furthermore, because there are relatively low barriers to entry in the software industry, the Company expects additional competition from other established and emerging companies, which may choose to enter the market by developing products that compete with those offered by the Company or by acquiring companies, businesses, products or product lines that compete with the Company. It is also possible that competitors may enter into alliances and rapidly acquire significant market share. The Company also believes that competition will increase as a result of software industry consolidation. There can be no assurance that the Company's current or potential competitors will not develop or acquire products comparable or superior to those developed by the Company, combine or merge to form significant competitors, or adapt more quickly than the Company to new technologies, evolving industry trends and changing customer requirements. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a material adverse effect on its business, operating results and financial condition. If the Company is unable to compete successfully against current and future competitors, the Company's business, operating results and financial condition would be materially and adversely affected.

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

     Based on product lines and price points, the Company regards Microsoft, Symantec Corporation, Corel Corporation, Lotus Development Corporation, Adobe Systems, The Learning Company, Micrografix, Fractile, Visio, Metatools, Deltapoint, Macromedia and International Microcomputer Software, Inc. as competitors to its software business. The dominant position of Microsoft in the personal computer operating system and application program market place provides it with a range of competitive advantages, including the ability to determine the direction of future operating systems and to leverage its strength existing in one or more product areas to achieve a dominant position in new markets. This position may enable Microsoft to increase its market position even with respect to products having superior performance, price and ease-of-use features. Microsoft's ability to offer corporate and SOHO productivity software, to bundle software, to provide incentives to customers to purchase certain products in order to obtain favorable sales terms or necessary compatibility or information with respect to other products, and to pre-load such bundled software on new computers, may significantly inhibit the Company's ability to maintain or expand its business. In addition, as Microsoft or other companies create new operating systems and applications, there can be no assurance that the Company will be able to ensure that its products will be compatible therewith. The introduction of upgrades to operating systems or the introduction of new operating systems and standardized software by Microsoft and others, over which the Company has no control, may adversely affect the Company's ability to upgrade its own products, and may cause reduction in sales of the Company's products.

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

Governmental Regulation

     The Company believes that it does not need any government approval for production and sale of its products. In addition, the Company knows of no governmental regulations, either federal, state or local which materially affect its operations or products. Furthermore, the Company knows of no environmental laws, either federal, state or local, which would materially affect the Company or its products. Consequently, the Company has not incurred any costs nor has it experienced any effects from compliance with any governmental regulations or environmental laws.

Employees

     As of December 31, 1998, the Company had 149 full-time employees, of whom fifteen were in product development, 105 were in marketing, sales and customer support, seven were in production and 22 were in general and administrative functions. Of the total, 74 employees were located in North America and 75 internationally. In addition, as of December 31, 1998, the Company had two part-time employees and two temporary employees. The Company also Company utilized two independent contractors in connection with its product development, administration and marketing activities. The Company has never experienced a work stoppage and believes that it has satisfactory relations with its employees and contractors. In January 1998, the Company terminated the employment of twelve employees, of which five were administrative, three were in marketing, three in product development and one in production. Also, three contractors' engagements were terminated.


Item 2.        Description of Property.

     The Company's principal executive offices are located at 3A Oak Road, Fairfield, New Jersey, 07004. The Company's North American executive, administrative, sales, marketing and support staff are primarily located at this facility. The lease for this facility terminates in September 1999 and provides for average annual rental costs of approximately $73,000, for approximately 13,300 square feet of space. Approximately 10,000 square feet of this facility have been subleased for the duration of the lease, providing a net annual rental cost of approximately $19,200. In addition, Serif Inc. leases approximately 18,000 square feet of office and warehouse space in Nashua, New Hampshire pursuant to a lease ending in March 2002. This facility serves as the Company's primary North American telemarketing, customer support, product development, warehouse and fulfillment center. Rental costs for the Nashua facility average approximately $90,000 per year for the remaining term. Serif (Europe) Limited leases approximately 20,000 square feet of office and warehouse space in Nottingham, England for a five year period which commenced in May 1997. This facility serves as the Company's United Kingdom telemarketing center and European warehouse and fulfillment center.

The   rental   cost   for  the   Nottingham  facility  is  expected  to  average
approximately $128,000 per year for the lease term. The Company also leases 1,200 square feet of office space in Munich, Germany pursuant to a lease which expires in November 1999 with a rental cost of approximately $26,000 per year for the lease term. The facility serves as the Company's European sales and German customer support office. The Company believes that its existing space provides it with adequate space for the foreseeable future, except that the Company intends to re-locate its New Jersey office by the end of the lease term for such facility. The Company does not own nor does it contemplate owning any real property in the foreseeable future.

     The Company does not currently have any policy imposing limitations, whether by quantity or type, with respect to investments in real estate or interests in real estate, investments in real estate mortgages or the securities of or interests in persons primarily engaged in real estate activities. Additionally, there is no policy currently in effect regarding investments in real estate for possible capital gain or income. It is not anticipated that the creation of any policy regarding real estate investments, and changes to any such policy once created, will require a vote of holders of the Company's securities.


Item 3.        Legal Proceedings.

     On January 30, 1998, an action was commenced against the Company, Mark E. Leininger and Barry A. Cinnamon in the United States District Court, Southern District of New York, under the caption Howard Milstein and Ronald Altman v. Software Publishing Corporation Holdings, Inc., Mark E. Leininger and Barry A. Cinnamon. Mr. Leininger currently is President, Chief Operating Officer and a director of the Company and Mr. Cinnamon formerly was Chairman of the Board, President and Chief Executive Officer of the Company. In the action, plaintiffs allege that, in October 1997, they purchased an aggregate 296,333 shares of Common Stock for $919,495 based upon certain statements made to one of the plaintiffs. Plaintiffs further allege that such statements were intentional misrepresentations of material fact that were designed to deceive plaintiffs as to the Company's true financial status and to induce the plaintiffs to invest in the Company. Plaintiffs seek recission of their investment and a return of their purchase price and certain other relief. The Company believes that these claims are without merit and is vigorously defending itself in this action. The Company has filed an answer in this action denying the plaintiffs' allegations. This action currently is in the discovery stage. The Company has asserted affirmative defenses, including that the plaintiffs' subscription agreements bar plaintiffs' claims, and asserted counterclaims that, among other things:

     - plaintiffs breached certain of the representations contained in their subscription agreements,
     -    plaintiff Altman breached his fiduciary duties  to  the  Company,  and
     - plaintiffs' violated Section 13(d) of the Exchange Act by filing a materially false and misleading Schedule 13D with respect to the Common Stock.

     In January 1998, SPC and Pyramid Data, Inc. ("Pyramid") settled the remaining cause of action in the action brought by Pyramid in May 1994 against SPC in the Santa Clara Superior Court. The settlement agreement resulted in a payment by the Company to Pyramid of $9,500 and the dismissal of the action. In addition, claims of indemnification and contribution under the cross-complaints among SPC, Custom Paper Products ("CPP") and certain officers and directors of CPP have been dismissed with prejudice.

     In the fourth quarter of 1998, an action was commenced in the Superior Court of the State of California in and for the County of Santa Clara, under the caption Community Towers, LLC vs. Software Publishing Corporation Holdings, Inc., pursuant to which the plaintiff is seeking $300,000.00 in damages for the Company's alleged violation of a lease for office space located in San Jose, California. This is the location at which SPC had its principal place of business and at which the Company had its principal executive offices during the period of January 1997 through January 1998. The Company no longer has any offices at this location. The Company believes that plaintiffs claims in this action are without merit and intends to vigorously defend itself in this action. The Company has filed an answer in this action denying the plaintiffs' allegations and this action is currently in the discovery stage.

Item 4.        Submission of Matters to a Vote of Security Holders.

     Not applicable.

                                     PART II

Item 5.        Market for Common Equity and Related Stockholder Matters.

(a)  Market Information

     The Common Stock was traded on the Nasdaq SmallCap Market under the symbol "ANMI" from December 6, 1995 through December 27, 1996, under the symbol "SPCOD" from December 28, 1996 through January 27, 1997 and from May 28, 1998 through June 24, 1998, under the symbol "SPCOC" from October 23, 1998 through January 14, 1999, and otherwise has been traded under the symbol "SPCO" since January 28, 1997. The Common Stock was also traded on the Boston Stock Exchange under the symbol "APO" from December 6, 1995 through January 20, 1997 and has been traded under the symbol "SPO" since January 20, 1997. The following table sets forth the range of high and low bid prices for the Common Stock for the periods indicated as derived from reports furnished by Nasdaq, adjusted to reflect the Company's one-for-three (1:3) reverse stock split effective as of May 27, 1998 (the "Reverse Stock Split"). Such adjustment has been made by multiplying the bid prices by three and does not necessarily reflect the prices for the Common Stock had the Reverse Stock Split occurred prior to the periods indicated. The information reflects inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                             High Bid             Low Bid
                                             --------             -------
Fiscal 1997
-----------
First Quarter . . . . . . . . . . . . .      $ 14-1/4             $ 8-13/16
Second Quarter. . . . . . . . . . . . .         9-9/16              5-5/8
Third Quarter . . . . . . . . . . . . .         7-1/8               3
Fourth Quarter. . . . . . . . . . . . .         6-15/16             2-5/32

Fiscal 1998
-----------
First Quarter . . . . . . . . . . . . .      $  2-13/16           $ 1-1/2
Second Quarter  . . . . . . . . . . . .         3                   1-3/8
Third Quarter . . . . . . . . . . . . .         1-5/8                 5/8
Fourth Quarter. . . . . . . . . . . . .         1-1/8                 9/16


     As of March 26, 1999, the closing bid price for the Common Stock as reported on Nasdaq was $1-3/16. At March 22, 1999, there were 658 stockholders of record of the Company. The Company estimates, based upon surveys conducted by its transfer agent in connection with the Company's 1998 Annual Meeting of Stockholders, that there are approximately 7,000 beneficial stockholders.

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

(b)  Recent Sales of Unregistered Securities

     The information set forth below is a list of all sales and issuances by the Company of the Company's equity securities occurring during 1998 not otherwise disclosed in the Company's Quarterly Reports on Form 10-QSB.

     In May 1998, the Company issued 7,812 shares (as adjusted to give effect to the Reverse Stock Split) (the "Abrams Shares") of Common Stock to Joseph Abrams in payment for consulting services valued at $15,000. The issuance of the Abrams Shares was a private transaction exempt from registration under Section 4(2) of the Securities Act.

     In May 1998, the Company issued 27,299 shares (as adjusted to give effect to the Reverse Stock Split) (the "F-B Shares") of Common Stock to Frost & Berman, Inc. in payment for consulting services. The issuance of the F-B Shares was a private transaction exempt from registration under Section 4(2) of the Securities Act.

     Effective October 1998, the Company issued warrants (the "SERP Warrants") to purchase 150,000 shares of Common Stock, at an exercise price of $.86 per share, to Southeast Research Partners, Inc. ("SERP"), pursuant to a Financial Advisory and Investment Banking Agreement, dated October 23, 1998, between the Company and SERP. The SERP Warrants are exercisable during the period of April 23, 1999 through October 23, 2003. The Company has the right to cancel SERP Warrants to purchase 75,000 shares of Common Stock in the event the Company terminates SERP's investment banking services on or before April 23, 1999. The issuance of the SERP Warrants was a private transaction exempt from registration under Section 4(2) of the Securities Act.

     On December 11, 1998, pursuant to a private placement (the "December 1998 Private Placement") conducted in accordance with Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"), the Company sold an aggregate 243,604 shares (the "December 1998 Private Placement Shares") of Common Stock, to a total of six accredited investors for aggregate proceeds of $161,997. In connection with the December 1998 Private Placement, the Company incurred sales commissions and other expenses aggregating approximately $30,000 and issued warrants (the "Agency Warrants"), to purchase 17,052 shares of Common Stock, at an exercise price of $1.50 per share, exercisable from December 11, 1998 through December 10, 2000. The issuances of the December 1998 Private Placement Shares and Agency Warrants were private transactions exempt from registration under Section 4(2) of the Securities Act.

     On December 15, 1998, the Company purchased an aggregate of 120,000 freely tradeable shares (the "X-Ceed Shares") of the common stock, par value $.01 per share (the "X-Ceed Common Stock"), of X-Ceed, Inc. from Seafish Partners in exchange for the Company's issuance of an aggregate of 930 shares (the "Class A Preferred Shares") of the Class A 14% Cumulative Non-Convertible Redeemable Preferred Stock, Series A, par value $.001 per share (the "Class A Preferred Stock"), of the Company. The Certificate of Designations with respect to the Class A Preferred Stock, which was filed with the Secretary of State of the State of Delaware on December 15, 1998, authorizes a class of 1,500 shares of Preferred Stock. Holders of shares of Class A Preferred Stock were entitled to
(a) cumulative dividends of $140 per share per annum, payable semi-annually on June 30 and December 31 of each calendar year, commencing on June 30, 1999, (b) a liquidation preference of $1,000 per share and (c) the right to elect one director in the event the Corporation fails to tender in full three consecutive semi-annual dividend payments. In addition, the Company has the right to redeem the Class A Preferred Stock, in part or whole, at any time, upon payment of $1,300 per share. The issuance of the Class A Preferred Shares was a private transaction exempt from registration under Section 4(2) of the Securities Act. Thereafter, pursuant to a Letter Agreement, dated January 4, 1999, between the Company and Seafish Partners, Seafish Partners exchanged the Class A Preferred Shares for (i) the issuance of 930 shares (the "Class C Preferred Shares") of the Class C 11% Cumulative Non-Convertible Redeemable Preferred Stock, par value $.001 per share (the "Class C Preferred Stock), of the Company, (ii) the issuance of warrants (the "Seafish Warrants") to purchase 260,000 shares of Common Stock, at an exercise price of $1.0625 per share, exercisable immediately and expiring on January 3, 2006, (c) a payment of $7,134.25 representing all accrued dividends on the Class A Shares through January 4, 1999. On January 4, 1999, the closing bid price of the Common Stock was $1.0625 per share. The Certificate of Designations with respect to the Class C Preferred Stock authorizes a class of 1,000 shares of Class C Preferred Stock. Holders of shares of Class C Preferred Stock will be entitled to (a) cumulative dividends of $110 per share per annum, payable semi-annually on June 30 and December 31 of each calendar year, commencing on June 30, 1999, (b) a liquidation preference of $1,000 per share and (c) the right to elect one director in the event the Corporation fails to tender in full three consecutive semi-annual dividend payments. In addition, the Company has the right to redeem the Class C Preferred Stock, in part or whole, at any time, upon payment of $1,000 per share of Class C Preferred Stock. The Class C Shares and Seafish Warrants are exempt securities under Section 3(9) of the Securities Act and the issuances of the Class C Shares and Seafish Warrants were private transactions exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

     On December 15, 1998, the Company also sold (the "Common Stock Sales Transaction"), in accordance with Regulation D promulgated under the Securities Act, an aggregate of 840,000 shares (the "Common Stock Sales Shares") of Common Stock to a total of four accredited investors for aggregate proceeds of $336,000. In connection with the

Common Stock Sales Transaction, the Company incurred expenses of approximately $5,000. The issuances of the Common Stock Sales Shares were private transactions exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

     Pursuant to a Consulting Agreement between the Company and Target Capital Corporation ("Target"), the Company retained Target to provide consulting services to the Company for a five year period in consideration for (i) the issuance of warrants (the "Target Warrants") to purchase 520,000 shares of Common Stock, at an exercise price of $.75 per share, exercisable immediately and expiring on December 16, 2005, (ii) the agreement to pay Target certain cash consideration, including an amount equal to .30% of the Company's net revenue, with a minimum of $125,000 per annum and a maximum of $250,000 per annum, and
(iii) the issuance to United Krasna Organizations of warrants (the "Krasna Warrants") to purchase 120,000 shares of Common Stock, at an exercise price of $.75 per share, exercisable immediately and expiring on December 16, 2005. The issuances of the Target Warrants and Krasna Warrants were private transactions exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

     Pursuant to a Consulting Agreement, between the Company and Michel Ladovitch (the "European Consulting Agreement"), the Company retained Mr. Ladovitch to provide public and investor relations consulting services to the Company in the European Union and the United Kingdom for a five year period in consideration for the issuance of warrants (the "European Warrant") to purchase 600,000 shares of Common Stock, at an exercise price of $.75 per share, exercisable immediately with respect to 500,000 shares and commencing June 17, 1999, with respect to 100,000 shares, and all expiring on December 16, 2005. The issuance of the European Consultant Warrant was a private transaction exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

     Pursuant to a letter agreement, dated December 17, 1998, the Company issued 30,000 shares (the "Jaffe Shares") of Common Stock to Marc E. Jaffe, Chairman of the Board of the Company, in payment of $22,500 of compensation due Mr. Jaffe. The issuance of the Jaffe Shares was a private transaction exempt from registration under Section 4(2) of the Securities Act.


Item 6.        Management's Discussion and Analysis.

     The following discussion should be read in conjunction with the historical financial statements, including the notes thereto, of the Company included elsewhere in this Annual Report on Form 10-KSB.

General

     The Company makes and sells computer software products for both the United States domestic and international markets. Most of these products are desktop publishing, presentation graphics and graphics/drawing software for the corporate, SOHO and consumer markets. Our products are intended to improve the graphical appeal and overall effectiveness of documents and digital images produced by either the Company's or third parties' desktop publishing, web publishing, presentation graphics, e-mail, word processing and other similar applications and products. We currently offer twenty-five products that operate on the Windows 98, Windows 95, Windows NT(R), Windows(R) 3.1 and DOS operating systems for IBM personal computers and compatibles. We also sell software products together with certain computer hardware, such as "mouse pens," new personal computers and digital cameras. We have established a multi-channel distribution system utilizing direct mail, telemarketing, retail, corporate and OEM sales channels and also disseminate our software programs over the Internet. The Company currently derives substantially all of its net sales from products sold directly to end-users by its direct mail and telemarketing centers, and to retailers, distributors and corporate purchasers by its internal sales force and independent sales representatives. We estimate that approximately 84.0% of our net sales for the 1998 Fiscal Year were generated through the Company's direct sales and telemarketing efforts and 16.0% were generated through non-direct channels.

     North America and international net revenues for the 1998 Fiscal Year and 1997 Fiscal Year were as follows:


                                            Year Ended December 31,
                                   ---------------------------------------------
                                           1998                    1997
                                   ---------------------    --------------------
                                     Amount         %         Amount         %
                                   -----------     -----    -----------    -----
North America . . . . . . . . .    $ 8,431,271      46.1    $ 8,770,684     51.1
International . . . . . . . . .      9,840,462      53.9      8,386,181     48.9
                                   -----------     -----    -----------    -----
Total . . . . . . . . . . . . .     18,271,733     100.0    $17,156,865    100.0
                                   ===========     =====    ===========    =====

     We believe that end users are continuing to migrate from the Windows 3.1 and Windows 95 environments to the Windows NT and Windows 98 platforms and to Internet computing. We expect increased competition, including price competition, in the computer software and hardware markets in the future. Several of our competitors sell suites of products which include products that directly compete with our products. We believe that these offerings of product suites have and will continue to adversely affect sales of our products as the individual products within the suites continue to gain increased levels of inter-operability and functionality. The Company currently does not offer a suite of general purpose office products; however, we currently offer one product suite, Serif Publishing Power Suite, as well as products that complement competitive suite products.

     In July 1996, we acquired Serif Inc. and Serif (Europe) Limited (collectively, the "Serif companies"), which significantly expanded our product line to include desktop publishing and drawing titles Serif PagePlus and Serif DrawPlus, among others. In December 1996, we acquired all of the outstanding capital stock of Software Publishing Corporation ("SPC"), as a result of which our product line expanded further to include SPC's presentation graphics and other visual communications and business productivity software products. We continue to operate the Serif companies and SPC as wholly-owned subsidiaries. Since January 1998, the operations of SPC have been significantly reduced.

     We are currently substantially dependent upon sales of our Serif line of software programs. Microsoft Corporation, Corel Corporation, Adobe Systems and others sell products targeted for substantially the same market as the Serif product line, some of which are included in product suites.

     We believe  that in order to increase  net  revenues,  we must  continue to develop and introduce new technologies and products internally, obtain additional technologies and products through strategic alliances and acquisitions and introduce new marketing strategies to include strengthening our marketing through e-commerce and the Internet. Any inability or delay in executing these strategies, difficulties encountered in introducing new products or marketing programs, or failures of our current and future products to compete successfully with products offered by other vendors, could adversely affect our performance. The Company's growth is expected to require increases in the number of employees, expenditures for new product development and expansion of our e-commerce and Internet sites, the acquisition of product rights, sales and marketing expenses, and general and administrative expenses.

     In the third quarter of the 1998 Fiscal Year, we began selling our Go Digital Camera Pak, which consists of a digital camera and digital imaging software licensed from a third party, as well as certain accessories. The digital imaging market is fairly new and we may not sustain a profitable level of sales as competitors focus their marketing efforts, develop enhancements to their products and develop products that take advantage of technological advances.

     The Company currently is in the process of developing a new website entitled Visualcities.com. The Company contemplates that this website will be an Internet portal/community which would provide information, content, goods and services to users. No assurance can be given that the Company will be able to successfully develop and operate this website, that it will attract a significant number of users or that the Company will achieve significant revenues therefrom.

Results of Operations

1998 Compared to 1997

     Net Sales. Net sales increased by approximately $1,115,000 or 6.5% to $18,272,000 for the 1998 Fiscal Year from $17,157,000 for the 1997 Fiscal Year primarily as a result of the introduction of several new software products, expanded operations in Germany and sales of the Company's Go Digital Camera Pak, which more than offset continued declining revenues from Harvard Graphics and the Active line of products. The Company provided for returns in the

1998  Fiscal   Year  at  10%  of gross  sales  compared to 5% in the 1997 Fiscal
Year as a result of selling hardware as well as software products in the 1998 Fiscal Year.

     Cost of Goods Sold. In the 1998 Fiscal Year, cost of goods sold increased by approximately $192,000, or 4.6% to $4,348,000 from $4,156,000 in the 1997
Fiscal Year, primarily as a result of increased unit sales and the inclusion of higher costs associated with hardware sales. Cost of goods sold decreased as a percentage of net sales to 23.8% for the 1998 Fiscal Year from 24.2% for the 1997 Fiscal Year, as a result of lower production costs resulting from greater unit volume and increased multi-seat licenses, which more than offset higher cost of goods associated with sales of more hardware products.

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

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses decreased by approximately $3,906,000, or 23.3%, to $12,842,000 for the 1998 Fiscal Year from $16,748,000 for the 1997
Fiscal Year, primarily as a result of the Company's restructuring efforts effected in January 1998. SG&A expenses for the 1998 Fiscal Year include
$6,507,000 in marketing and administrative expenses, $4,522,000 in salary and wage expense and $1,813,000 in general and administrative expense, compared to $8,573,000 in marketing and administrative expenses, $5,913,000 in salary and wage expense and $2,262,000 in general and administrative expense for the 1997 Fiscal Year.

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

     Product Development. Product development expenses decreased approximately $1,961,000 or 60.8% to $1,266,000 for the 1998 Fiscal Year from $3,227,000 for the 1997 Fiscal Year, primarily as a result of the substantial reduction in operations of the Company's SPC subsidiary. The Company's product development costs represents 6.9% of net sales for the 1998 Fiscal Year compared to 18.8% for the 1997 Fiscal Year. The Company expects to increase its development efforts in the future. However, the Company's long-term goal is to continue to reduce product development costs as a percentage of net sales. All internally generated development costs have been expensed in the period incurred. In addition to the Company's intention to increase its development efforts in the future, the Company also intends to continue to acquire externally developed technology, explore strategic alliances and other methods of acquiring or licensing technology and is considering lower cost development resources in Asia. Because of the inherent uncertainties associated with software development projects, there can be no assurance that the Company's research and development efforts will result in successful product introductions or increased revenues or profitability.

     Amortization of Goodwill and Purchased Technology. In the 1998 Fiscal Year, the Company incurred an expense of approximately $2,377,000 in respect of the amortization of goodwill and purchased technology associated with acquisitions of the Serif companies and SPC, a decrease of $189,000 or 7.4% from $2,566,000 in the 1997 Fiscal Year, primarily due to the restructurings of SPC operations effectuated in 1997 and early 1998. The Company expects to complete the amortization of purchased technology associated with the Serif companies and SPC by the end of the fiscal year ending December 31, 1999.

     Restructuring Expenses. In the 1997 Fiscal Year, the Company expensed approximately $376,000 in charges related to the restructuring of its operations. The expenses associated with this restructuring program, which was substantially completed by February 1998, included employee severance arrangements, the settlement and general release agreement with the Company's former President and Chief Executive Officer, and costs relating to the elimination of lease facilities in California. No similar expenses were incurred in the 1998 Fiscal Year. See "Item 3.
Legal Proceedings."

     Other Income. For the 1998 Fiscal Year, the Company received other income of approximately $185,000, as compared to $196,000 for the 1997 Fiscal Year, primarily as a result of lower cash balances.

Liquidity and Capital Resources

     During the 1998 Fiscal Year, the Company's cash, cash equivalents and marketable securities increased by approximately $637,000 to $3,398,000, primarily as a result of the Company's receipt of proceeds of its sale of shares of Common Stock during 1998 and the issuance of Class A Preferred Stock in connection with the acquisition of 120,000 shares of X-Ceed Common Stock in December 1998, offset in part by net cash used in operations of approximately $1,497,000. In light of the stabilization of the Company's cash flow resulting primarily from increased revenues and reduced selling, general and administrative expenses, together with the Company's significantly improved working capital position, the Company believes that its existing cash and cash equivalents and cash generated from operations, if any, should be sufficient to meet its currently anticipated liquidity and capital expenditure requirements for at least through December 31, 1999. There can be no assurance, however, that the Company will be successful in attaining its sales goals, nor that attaining such goals will have the desired effect on the Company's cash resources. The Company has a letter of credit facility of $200,000 relating to certain lease obligations. Serif (Europe) Limited has a letter of credit facility of approximately $400,000, none of which was drawn upon as of December 31, 1998, with its primary bank in the United Kingdom, which is secured by substantially all of the assets of Serif (Europe) Limited. There can be no assurances that the Company will be able to obtain additional financing, if at all, or that such financing will be on terms acceptable to the Company. The Company is pursuing a possible offering of its equity or debt securities; however, there can be no assurance that the Company will be successful in completing such an offering.

     The Company's operating activities for the 1998 Fiscal Year used cash of approximately $1,497,000, compared to $2,777,000 in 1997, primarily related to cash costs associated with implementing its 1997 restructuring which were expended in 1998, expansion of the Company's European operations and expanded product offerings, which more than offset the reductions in operating expenses resulting from the Company's restructurings. The Company intends to continue to utilize its working capital in 1999 for software and website development, marketing and advertising, to finance the higher level of inventory necessary to support the anticipated continued increase in sales and for capital expenditures, including the purchase of computer equipment and software. However, the Company's working capital requirements may change depending upon numerous factors, including, without limitation, the need to finance the licensing or acquisition of third party software as well as increased inventory arising from the sale and shipment of new products.

     For the 1998 Fiscal Year, approximately 53.9% of the Company's net sales were generated outside the U.S., compared to 48.9% for the 1997 Fiscal Year. The Company's exposure for foreign currency exchange gains and losses is partially mitigated by the incurrence of operating expenses in most of the currencies in which it invoices customers. As of December 31, 1998, the Company had no foreign exchange contracts outstanding. The Company's foreign exchange gains and losses may be expected to fluctuate from period to period depending on the movement in exchange rates.

     In December 1998, the Company acquired 120,000 shares of X-Ceed Common Stock (Nasdaq National Market Symbol: XCED). The Company has recorded the X-Ceed Shares as marketable securities with a value of $1,020,000 at December 31, 1998. As of March 19, 1999, the per share closing price of X-Ceed Common Stock was $11.625.

Net Operating Loss Carryforwards; Possible Tax Obligation

     We estimate our consolidated tax net operating loss carryforwards to be approximately $84 million at December 31, 1998, which expire in years 2002 through 2018, and our general business credit carryover to be approximately $1.5 million, which expires in years 2005 and 2006. These carryforwards are subject to certain limitations described below. Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), changes in the ownership or the business of a corporation that has net operating loss carry forwards can result in the inability to use or the imposition of significant restrictions on the use of such net operating loss carry forwards to offset future income and tax liability of such corporation. An "ownership change" may be deemed to have occurred under Section 382 of the Code and the regulations thereunder with respect to both the Company and SPC, and the use by the Company of these net operating loss carry forwards will be limited. Utilization of the net operating loss carry forwards of SPC may be further limited by reason of the consolidated return/separate return limitation year rules. In addition, the SPC net operating loss carry forwards are also subject to the additional limitation that such losses can only be utilized to offset the separate taxable income of SPC. We estimate the maximum utilization of such net operating loss carry forwards to be approximately $1,200,000 per year for losses through December 31, 1996; losses incurred thereafter can be fully utilized until expired under present circumstances. There can be no assurance that we will be able to utilize all of our net operating loss carry forwards. In addition, the foreign losses incurred by SPC may decrease or otherwise restrict our ability to claim U.S. tax credits for foreign income taxes.

     We have applied for a closing agreement with the Internal Revenue Service (the "IRS") pursuant to which we would become jointly and severally liable for SPC's tax obligations upon occurrence of a "triggering event" requiring recapture of dual consolidated losses previously utilized by SPC. Such closing agreement would avoid SPC's being required to recognize a tax of approximately $8 million on approximately $24.5 million of SPC's previous dual consolidated losses. The IRS has, to date, refused to grant the Company's application for such a closing agreement because of alleged deficiencies in SPC's pre-acquisition dual loss certifications. The IRS has indicated that it will consider alternative measures, which the Company presently is evaluating, to correct these deficiencies and allow for such a closing agreement. While the Company believes that the IRS should agree to such a closing agreement, no assurance can be given that the IRS will do so and, absent extraordinary relief, any failure to do so could result in the recognition of this tax liability. Should such a closing agreement be obtained, in certain circumstances, a future acquirer of the Company may also be required to agree to a similar closing agreement in order to avoid the same tax liability, to the extent it is able to do so. This could have a material adverse effect on our future ability to sell SPC. The report of our auditors covering the December 31, 1998 consolidated financial statements contains a paragraph emphasizing these dual consolidated losses.

Year 2000 Compliance Issues

     Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. As a result, in less than one year, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. We are in the process of conducting a review of issues related to our Year 2000 compliance. This review is intended to determine the effect of the turn of the century on the operability of our products, internal and external information technology ("IT") systems, non-IT systems we utilize to conduct our business and other internal and external processes which may impact our operations. In connection with this evaluation, we also intend to review our vendors and suppliers for Year 2000 compliance and to effect changes where necessary.

     This review process is being conducted in three phases. The first phase encompasses a review of all of our products, internal and external systems/processes and vendors and suppliers for Year 2000 compliance. The second phase is expected to correct all items identified as non-compliant and essential to our operations. The third phase is contemplated to be a second review to ensure year 2000 compliance and interoperability of all systems/processes.

     We are conducting our review with our current resources and believe that we have sufficient resources to complete the review process in a timely manner. We have not determined, at this time, what total costs we will incur to conduct the review process and to implement any necessary corrections. We identified one IT system which we
believe  will  need  to  be   replaced.   The  Company  has  expended a total of
approximately $50,000 in its year 2000 compliance review and implementation efforts through March 31, 1999, and anticipates additional expenditures of approximately $25,000 to complete such review and implementation efforts.

     We produce computer application software. We have determined that products that we have developed within the last several years are Year 2000 compliant. We are currently reviewing products sold by the Company prior to 1994 for Year 2000 compliance. We currently believe that we have no liability concerning any of our products with respect to Year 2000 requirements.

     We do not know, at this time, of any of our products, processes or systems, which, if found to be non-Year 2000 compliant, would have any significant impact on the Company. We are developing a contingency plan to address any failure of our products, vendors or IT systems to be Year 2000 compliant.

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


Item 7.        Financial Statements.

     Set forth below is a list of the financial statements of the Company included in this Annual Report on Form 10-KSB.

Item                                                                       Page*
----                                                                       -----
Independent Auditors' Reports. . . . . . . . . . . . . . . . . . . . . . .   F-2
Balance Sheet at December 31, 1998 . . . . . . . . . . . . . . . . . . . .   F-4
Statements of Operations for the years ended December 31, 1998 and 1997. . F-5 Statements of Stockholders' Equity for the years ended December 31, 1998
 and 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-6
Statements of Cash Flows for the years ended December 31, 1998 and 1997. .   F-7
Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . .   F-8
----------
* Page F-1 follows page 47 to this Annual Report on Form 10-KSB.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

               Not applicable.

                                    PART III

Item 9.        Directors,  Executive  Officers,  Promoters  and Control Persons;
               Compliance With Section 16(a) of the Exchange Act.

Officers and Directors

     The current executive officers and directors of the Company are as follows:

                                                                                Director
Name                  Age   Positions and Offices with the Company               Since
----                  ---   --------------------------------------              --------
Mark E. Leininger      48   President, Chief Operating Officer and Director       1996
Marc E. Jaffe, Esq.    47   Chairman of the Board of Directors and Secretary      1995
Norman W. Alexander    69   Director                                              1996
Neil M. Kaufman, Esq.  38   Director                                              1996
Martin F. Schacker     41   Director                                              1997


     Set forth below is a brief description of the background of the executive officers and directors of the Company, based on information provided by them to the Company.

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

     Marc E. Jaffe, Esq., has been a director of the Company since May 1995. In January 1998, Mr. Jaffe was elected Chairman of the Board of Directors of the Company, in which capacity he does not serve as the Company's chief executive officer. From 1992 until the present time, Mr. Jaffe has been President of Electronic Licensing Organization, Inc., which, from time to time, has acted as the Company's agent in the acquisition of certain electronic publishing rights. From November 1997 until the present time, Mr. Jaffe has been Chairman of the Board of Ice Capital Corporation, an investment banking company. From 1988 to 1991, Mr. Jaffe was Executive Vice President of database management for Franklin Electronic Publishers, a New York Stock Exchange company engaged in the business of publishing electronic books on hand held media. From 1985 through 1987, Mr. Jaffe was President of the software and video division of Simon & Schuster, a publishing company. Mr. Jaffe received a JD degree from Columbia University School of Law in 1976 and a BA from Columbia College in 1973.

     Norman W. Alexander has been a director of the Company since October 1996. Mr. Alexander is a retired director of Imperial Foods Ltd. ("Imperial"), a food products company, and formerly was the chairman of several subsidiaries of Imperial.

     Neil M. Kaufman, Esq., has been a director of the Company since December 1996 and served as the Company's Secretary from December 1996 to December 1997. Mr. Kaufman is currently a member of Kaufman & Moomjian, LLC, counsel to the Company. From January 1997 to December 1997, Mr. Kaufman was a partner in Moritt, Hock & Hamroff, LLP ("Moritt Hock"). For four years prior thereto, he was a member of Blau, Kramer, Wactlar & Lieberman, P.C. ("Blau Kramer"). Prior to his affiliation with Blau Kramer, Mr. Kaufman was associated with Lord Day & Lord, Barrett Smith ("Lord Day"). Moritt Hock, Blau Kramer and Lord Day served as counsel to the Company during the periods in which Mr. Kaufman was affiliated or associated with such firms. Mr. Kaufman received a JD degree from New York University School of Law in 1984 and a BA degree from SUNY Binghamton in 1981.

     Martin F. Schacker has been a director of the Company since December 1997. Mr. Schacker also served as a director of the Company from August 1994 to December 1995. From 1991 until the current time, Mr. Schacker has been Chairman of M.S. Farrell & Co., Inc. ("MS Farrell"), a Wall Street investment banking and brokerage firm which serves as one of the Company's investment bankers and acted as the representative of the underwriters of the Company's 1995 initial public offering. From 1987 through 1991, Mr. Schacker served as Senior Vice President of investments and corporate finance of D.H. Blair & Company, Inc., an investment banking and brokerage firm. Prior to that, Mr. Schacker served as Senior Vice President of Shearson Lehman Brothers, a Wall Street investment banking and brokerage firm. Mr. Schacker received a BA in Business from Hofstra University in 1982. Mr. Schacker is a director of Innapharma, Inc., a Suffern, New York-based biotechnology and contract research company.

     The Company's Board of Directors is classified into three classes. The directors in each class serve for three-year terms. Marc E. Jaffe currently is the sole member of Class I, which serves until the Company's 2000 Annual Meeting of Stockholders. Norman W. Alexander and Neil M. Kaufman are members of Class II, which serves until the Company's 2001 Annual Meeting of Stockholders. Mark
E. Leininger and Martin F. Schacker are members of Class III, which serves until the Company's 1999 Annual Meeting of Stockholders. Directors receive no cash compensation for their services to the Company as directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors. Members of the Board of Directors who are not employees of the Company, of which there currently are three, are eligible to participate in the Company's Outside Director and Advisor Stock Option Plan (the "OD&ASOP"). During 1998, the Board of Directors met thirteen times. All current directors of the Company attended not less than 75% of such meetings of the Board and committees thereof on which they serve.

     The Audit Committee,  which currently consists of Norman W. Alexander, Marc
E. Jaffe and Neil M. Kaufman, met three times during 1998. The Audit Committee recommends engagement of the Company's independent certified public accountants, and is primarily responsible for reviewing and approving the scope of the audit and other services performed by the Company's independent certified public accountants and for reviewing and evaluating the Company's accounting principles and practices, systems of internal controls, quality of financial reporting and accounting and financial staff, as well as any reports or recommendations issued by the independent accountants.

     The Compensation Committee, which currently consists of Norman W. Alexander and Neil M. Kaufman, held one meeting during 1998. The Compensation Committee generally reviews and approves of the Company's executive compensation and currently administers all of the Company Stock Plans.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company, together with written representations received by the Company from applicable parties that no Form 5 was required to be filed by such parties, all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed all such required reports during and with respect to the 1998 Fiscal Year, except that Kevin D. Sullivan was two days delinquent in filing his Initial Statement of Beneficial Ownership of Securities on Form 3.


Item 10.  Executive Compensation.

     The following table sets forth, for the three years ended December 31, 1998, the cash and other compensation paid to all individuals serving as the Company's Chief Executive Officer (or acting in a similar capacity) during the 1998 Fiscal Year and two other individuals who served as executive officers of the Company during 1998 whose total compensation, for services rendered to the Company during the 1998 Fiscal Year, was $100,000 or more (each, a "Named Executive Officer").


                                                                                   Long-Term
                                                                                  Compensation
                                                       Annual Compensation           Awards
                                             --------------------------------     ------------
                                                                                   Securities          All
                                                                 Other Annual      Underlying         Other
Name and Principal Position       Year       Salary     Bonus   Compensation (1)     Options      Compensation
---------------------------       ----       ------     -----   ----------------   ------------   ------------
Mark E. Leininger,                1998    $ 145,000         --         --         210,000   (2)         --
 President and Chief              1997      145,000  $ 39,737          --         100,000   (3)         --
 Operating Officer,               1996       81,000    35,000          --          75,000               --

Kevin D. Sullivan (4)             1998    $  90,000  $ 24,868          --          16,666               --
 Vice President - Finance,
 Chief Financial Officer
 and Treasurer

Robert Gordon (5)                 1998    $ 106,875  $ 12,782          --              --          $  6,565  (6)
 Vice President -                 1997       75,100    28,521          --          49,097   (7)         --
 Marketing and Sales              1996       26,809    35,085          --          25,270   (8)         --
----------

(1) The value of all perquisites provided did not exceed the lesser of $50,000 or 10% of the officer's salary and bonus.
(2) Does not include options to purchase 102,188 shares of Common Stock repriced under the Company's 1998 repricing program. See "Repricing of Options" below and "Item 12. Certain Relationships and Related Transactions."
(3) Does not include options to purchase 181,666 shares of Common Stock repriced and reduced to options to purchase 136,250 shares of Common Stock under the 1997 Repricing Program. See "Repricing of Options" below and
     "Item 12. Certain  Relationships  and  Related   Transactions."
(4)  Mr.  Sullivan's employment  by  the Company was terminated in January 1999.
(5)  Mr. Gordon's  employment by the Company was terminated in October 1998.
(6)  Represents   accrued  vacation  time  paid  in  cash  upon  termination  of employment.
(7) Does not include options to purchase 42,345 shares of Common Stock repriced under the Company's 1998 repricing program. See "Repricing of Options" below.
(8) Does not include options to purchase 71,624 shares of Common Stock repriced and reduced to options to repurchase 53,718 shares under the Company's 1997 Repricing Program. See "Repricing of Options" below.

Stock Option Grants in 1998

     The following table sets forth the (a) number of shares underlying options granted to each Named Executive Officer during the 1998 Fiscal Year, (b) percentage that the grant represents of the total number of options granted to all Company employees during the 1998 Fiscal Year, (c) per share exercise price of each option and (d) expiration date of each option.

                                Number of Shares            Percentage of Total
                               Underlying Options           Options Granted to       Exercise           Expiration
Name                          Granted During 1998           Employees in 1998         Price                Date
----                          -------------------           -------------------      --------           ----------
Mark E. Leininger. . . . .         3,750  (1)                      0.5               $ 1.375             7/16/08
Mark E. Leininger. . . . .         1,875  (1)                      0.3                 1.375             7/16/08
Mark E. Leininger. . . . .        13,125  (1)                      1.8                 1.375             7/16/08
Mark E. Leininger. . . . .        27,188  (1)                      3.7                 1.375             7/16/08
Mark E. Leininger. . . . .        56,250  (1)                      7.6                 1.375             7/16/08
Mark E. Leininger. . . . .       200,000                          27.0                  .78125          11/12/08
Mark E. Leininger. . . . .        10,000                           1.3                  .78125          11/12/08
Kevin D. Sullivan. . . . .        12,500  (1)                      1.7                 1.375             7/16/08
----------



     (1)  Represents repriced options.

Aggregate  Option/SAR Exercises  in  Last  Fiscal  Year  and  Fiscal    Year-End
Option/SAR Values

     Set forth in the table below is information, with respect to each of the Named Executive Officers, as to the (a) number of shares acquired during the 1998 Fiscal Year upon each exercise of options granted to such individuals, (b) the aggregate value realized upon each such exercise (i.e., the difference between the market value of the shares at exercise and their exercise price),
(iii) the total number of unexercised options held on December 31, 1998, separately identified between those exercisable and those not exercisable as of such date, and (iv) the aggregate value of in-the-money, unexercised options held on December 31, 1998, separately identified between those exercisable and those not exercisable.

                                                                            Number of                    Value of Unexercised
                                                                        Unexercised Options              In-the-Money Options
                                                                       at December 31, 1998              at December 31, 1998
                                                                  ------------------------------    --------------------------------
                                   Shares
                                  Acquired          Value
Name                             on Exercise      Realized        Exercisable      Unexercisable    Exercisable      Unexercisable
----                             -----------      --------        -----------      -------------    -----------      -------------
Mark E. Leininger . . . . . .        -0-             -0-            180,415           165,835       $ 38,542           $ 27,083
Kevin D. Sullivan . . . . . .        -0-             -0-              4,166            12,500            -0-                -0-


Employment Agreements

     The Company has entered into an agreement with Mark E. Leininger (the "Leininger Agreement"), which contains restrictions on the employee engaging in competition with the Company for the term thereof and for up to one year thereafter and provisions protecting the Company's proprietary rights and information. The Leininger Agreement provides for the payment of three times the average annual cash compensation paid by the Company to Mr. Leininger over the previous five years, less $1.00, and the accelerated vesting of all outstanding stock options granted to Mr. Leininger, upon the termination of his employment within six months after a change in control or within six months prior thereto if such termination was without cause. In October 1996, the Board of Directors determined to pay to Mr. Leininger a bonus of $25,000 following the first profitable fiscal quarter of the Company after the fourth quarter of 1996. This bonus has not been paid.

     On January 28, 1998, the Compensation Committee of the Board of Directors of the Company determined to compensate Marc E. Jaffe for his services as Chairman of the Board of Directors of the Company at the rate of $5,000 per month, payable $2,500 in the month of service and $2,500 twelve months after such initial payment. During 1998, the Company paid Mr. Jaffe $30,000 under this arrangement and, pursuant to a letter agreement, dated December 17, 1998, between the Company and Mr. Jaffe, the Company agreed to issue to Mr. Jaffe 30,000 shares of Common Stock in satisfaction of $22,500 of the Company's obligations under such January 28, 1998 compensation arrangement. On January 13, 1999, the Compensation Committee of the Board of Directors of the Company determined to compensate Marc E. Jaffe for his services as Chairman of the Board of Directors of the Company for the 1999 calendar year at the rate of $5,000 per month.

Company Stock Plans

1994 Long Term Incentive Plan

     The Company has adopted the Company's 1994 Long Term Incentive Plan (the "1994 Incentive Plan") in order to motivate qualified employees of the Company to assist the Company in attracting employees and to align the interests of such persons with those of the Company's stockholders. The 1994 Incentive Plan provides for the grant of "incentive stock options" within the meaning of the
Section 422 of the Internal Revenue Code of 1986, as amended, "non-qualified stock options," stock appreciation rights, restricted stock, performance grants and other types of awards to officers, key employees, consultants and independent contractors of the Company and its affiliates.

     The 1994 Incentive Plan, which is administered by the Compensation Committee of the Board of Directors (presently comprised of Norman W. Alexander and Neil M. Kaufman), currently authorizes the issuance of a maximum of 1,333,333 shares of Common Stock (giving effect to the Reverse Stock Split), which may be either newly issued shares, treasury shares, re-acquired shares, shares purchased in the open market or any combination thereof. Incentive stock options generally may be granted at an exercise price of not less than the fair market value of shares of Common Stock on the date of grant, and non-qualified stock options may be granted at an exercise price of not less than 85% of such fair market value. If any award under the 1994 Incentive Plan terminates, expires unexercised or is canceled, the shares of Common Stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. The Company has issued an aggregate 1,666 (giving effect to the Reverse Stock Split) shares of Common Stock upon exercise of options granted under the 1994 Incentive Plan, and, as of March 26, 1999, options to purchase an aggregate 1,325,867 shares of are outstanding and 5,800 shares remain available for issuance under the 1994 Incentive Plan. The 1994 Incentive Plan expires in December 2003.

Outside Director and Advisor Stock Option Plan

     The Company adopted the Outside Director and Advisor Stock Option Plan (the "Director and Advisor Plan") for the purpose of attracting and retaining well-qualified persons to serve as directors of and advisors to the Company and to provide such persons with the opportunity to increase their personal interest in the Company's continued success and further align their interests with the interests of the stockholders of the Company through the grant of options to purchase shares of Common Stock. All directors of the Company who are not employees of the Company (each, a "Non-Employee Director"), of which there are presently three, are eligible to participate in the Director and Advisor Plan. Currently, up to 166,666 shares (giving effect to the Reverse Stock Split) of Common Stock may be issued under the Director and Advisor Plan.

     Under the Director and Advisor Plan, each Non-Employee Director of the Company, upon first becoming a director of the Company, receives options to purchase 8,333 (giving effect to the Reverse Stock Split) shares of Common Stock at a price equal to the fair market value of the Common Stock on the date of grant and thereafter receives options to purchase 3,333 (giving effect to the Reverse Stock Split) shares of Common Stock at a price equal to the per share fair market value of the Common Stock on August 1st of each subsequent year. In March 1997, the Advisory Committee was eliminated. Options awarded to each Non-Employee Director become exercisable over a period of two years, and are subject to forfeiture under certain conditions. The Company has issued an aggregate 6,556 shares (giving effect to the Reverse Stock Split) of Common Stock upon exercise of options granted under the Director and Advisor Plan, and, as of March 26, 1999, options to purchase an aggregate 123,439 shares (giving effect to the Reverse Stock Split) are outstanding and options to purchase 36,672 shares remain available for grant under the Director and Advisor Plan. The Director and Advisor Plan expires in December 2005.

SPC 1989 Stock Plan

     In connection with the Merger, the Company assumed all of SPC's obligations under SPC's 1989 Stock Plan (the "SPC 1989 Plan"). The SPC 1989 Plan remains effective and the Company may, until the SPC 1989 Plan terminates in accordance with its terms, at its discretion, grant additional options under the SPC 1989 Plan.

     The SPC 1989 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, stock purchase rights, incentive stock rights, performance grants and other types of awards to officers, key employees, consultants and independent contractors of SPC and the Company. The SPC 1989 Plan, which is administered by the Compensation Committee of the Board of Directors, currently authorizes the issuance of a maximum of 89,350 shares (giving effect to the Reverse Stock Split) of Common Stock, which may be either newly issued shares, treasury shares, re-acquired shares, shares purchased in the open market or any combination thereof. Incentive stock options generally may be granted at an exercise price of not less than the fair market value of shares of Common Stock on the date of grant; non-qualified stock options may be granted at an exercise price of not less than 50% of such fair market value; incentive stock rights permit the rightsholder to receive cash or shares of Common Stock based upon the Company or the rightsholder obtaining results specified at the time of the granting of such rights; stock appreciation rights (which may be granted in connection with an option grant or as a separate grant) entitles the grantee to receive a cash payment based upon the yield of the Common Stock between grant and exercise; stock purchase rights entitle the rightsholder to purchase shares of Common Stock at a price of not less than 50% of the fair market price of such shares with the Company retaining a diminishing right to repurchase such shares over a specified period should the rightsholder's relationship with the Company terminate; and long term performance awards allow the Company to customize incentive award programs to permit the awarding of cash or Common Stock upon the Company or grantee researching specified levels of performance. If any award under the SPC 1989 Plan terminates, expires unexercised, or is canceled, the shares of Common Stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. The equivalent of 4,616 shares (giving effect to the Reverse Stock Split) of Common Stock have been issued upon exercise of options granted under the SPC 1989 Plan, and, as of March 26, 1999, options to purchase an aggregate 80,435 shares are outstanding and 4,299 shares remain available for issuance under the SPC 1989 Plan. The SPC 1989 Plan will terminate in October 1999.

SPC 1991 Stock Option Plan

     In connection with the Merger, the Company assumed all of SPC's obligations under SPC's 1991 Stock Option Plan (the "SPC 1991 Plan"). The SPC 1991 Plan remains effective and the Company may, until the SPC 1991 Plan terminates in accordance with its terms, at its discretion, grant additional options under the SPC 1991 Plan.

     The SPC 1991 Plan provides for the grant of incentive stock options, non-qualified stock options and stock purchase rights to officers, key employees, consultants and independent contractors of SPC and the Company. The SPC 1991 Plan, which is administered by the Compensation Committee of the Board of Directors, currently authorizes the issuance of a maximum of 142,960 shares of Common Stock, which may be either newly issued shares, treasury shares, re-acquired shares, shares purchased in the open market or any combination thereof. Incentive stock options generally may be granted at an exercise price of not less than the fair market value of shares of Common Stock on the date of grant; non-qualified stock options may be granted at an exercise price of not less than 85% of such fair market value; and stock purchase rights entitle the rightsholder to purchase shares of Common Stock at a price of not less than 85% of the fair market price of such shares with the Company retaining a diminishing right to repurchase such shares over a specified period should the rightsholder's relationship with the Company terminate. If any award under the SPC 1991 Plan terminates, expires unexercised, or is canceled, the shares of Common Stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. The equivalent of 355 shares of Common Stock have been issued upon exercise of options granted under the SPC 1991 Plan, and, as of March 26, 1999, the Company has options to purchase an aggregate 142,605 shares of Common Stock outstanding and no shares remain available for issuance under the SPC 1991 Plan. The SPC 1991 Plan will terminate in October 2001.

Repricing of Options

     On August 29, 1997, the Board of Directors approved the 1997 Repricing Program pursuant to which the Company has offered to all then-current officers, directors and employees of the Company the opportunity to reduce the exercise price of their respective options granted under the Company Stock Plans to $3.75 per share (giving effect to the Reverse Stock Split) of Common Stock (the fair market value of the Common Stock as of the close of business on such date); provided, that, as a condition to such repricing, the optionee is required to surrender for cancellation 25% of the options so repriced, which would in all cases be the latest options to become exercisable under each repriced option. Except for such cancellation provision, each repriced option would be identical to the optionee's prior option, except that, during the six-month period commencing from the date of the acceptance of the repricing offer, the options would not be exercisable.

     Effective July 17, 1998, the Company adopted a repricing program (the "1998 Repricing Program") pursuant to which (a) the Company offered to each optionee (each, an "Eligible Optionee") granted one or more options under any of the Plans who, as of July 17, 1998, was either an employee or a director of the Company, the right to exchange each outstanding option (each, an "Eligible Option") granted to such Eligible Optionee under the Company's 1994 Long Term Incentive Plan (the "1994 Plan"), Outside Director and Advisor Option Plan (the "OD&ASOP"), Software Publishing Corporation 1989 Stock Plan (the "SPC 1989 Plan") and Software Publishing Corporation 1991 Stock Option Plan (the "SPC 1991 Plan" and, collectively with the 1994 Plan, OD&ASOP, SPC 1989 Plan and SPC 1991 Plan, the "Company Stock Plans"), for the issuance of two options (collectively, the "Repriced Options"), the first such option (the "New Option") entitling the Eligible Optionee to purchase up to 75% of the number of shares of the common stock, par value $.001 per share (the "Common Stock"), of the Company, that were issuable under the Eligible Option so exchanged, at an exercise price per share equal to $1.375, the closing per share price on July 17, 1998, as reported by The Nasdaq Stock Market, Inc., and the second such option (the "Non-Repriced Option") entitling such Eligible Optionee to purchase up to 25% of the number of shares of Common Stock that were issuable under the Eligible Option so exchanged, at an exercise price per share equal to the exercise price per share under the Eligible Option so exchanged. To the extent the Eligible Option so exchanged was exercisable as of July 17, 1998, the Non-Repriced Option shall be exercisable and, where the number of shares exercisable under the Eligible Option so exchanged as of July 17, 1998 exceeded the number of shares issuable under the Non-Repriced Option, any such options shall be immediately exercisable under the New Option. Further, to the extent the Eligible Option so exchanged was not exercisable as of July 17, 1998, the Non-Repriced Option shall first become exercisable in accordance with the earliest dates set forth in the Eligible Option so exchanged for the exercisability of shares issuable under the Eligible Option so exchanged, and the shares of Common Stock issuable under the New Option shall become exercisable (i) on July 17, 1999, with respect to 25% of the total number of shares of Common Stock issuable under the New Option, (ii) on July 17, 2000, with respect to an additional 25% of the total number of shares of Common Stock issuable under the New Option, (iii) on July 17, 2001, with respect to an additional 25% of the total number of shares of Common Stock issuable under the New Option, and (iv) on July 17, 2002, with respect to the final 25% of the total number of shares of Common Stock issuable under the New Option. In addition, each New Option shall have a term expiring at the close of business on July 16, 2008 and shall be deemed granted under such of the Plans under which the Eligible Option was originally granted and the Non-Repriced Option shall be deemed granted under such of the Plans under which the Eligible Option was originally granted. Except as otherwise noted, each of the Repriced Options shall otherwise be identical to the Eligible Option so exchanged.

     The creation of the 1997 Repricing Program and 1998 Repricing Program was approved primarily because of the importance to the Company of having meaningful equity incentives in the hands of key officers, directors and employees. The Board and Compensation Committee believed that stock options which are "out of the money" provide less compensatory incentive to an officer, director and employee who may be considering alternative opportunities. The six month period during which the repriced options were not exercisable under the 1997 Repricing Program was viewed as a means of retaining the services of valued employees for a longer period of time. The Board and Committee decided to include directors and officers in the 1997 Repricing Program and 1998 Repricing Program because of the importance of their leadership, administrative and technical skills to the success of the Company's business. See "Item 12. Certain Relationships and Related Transactions."

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth the beneficial ownership of shares of voting stock of the Company, as of March 26, 1999, of (i) each person known by the Company to beneficially own 5% or more of the shares of outstanding Common Stock based on filings with the SEC and certain other information, (ii) each of the Company's executive officers and directors and (iii) all of the Company's executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and investment and voting power is held by, the persons named as owners.

                                           Amount and Nature
Name and Address of                        of Common Stock           Percentage Ownership
Beneficial Owner (1)                      Beneficial Owned (2)       of Common Stock (3)
--------------------                      --------------------       --------------------
Regency Investment Partners . . . . . .       500,000    (4)                 8.7
Shelly and Elliot Loewenstern . . . . .       332,499    (5)                 6.2
Howard Milstein . . . . . . . . . . . .       296,333    (6)                 5.6
Martin F. Schacker. . . . . . . . . . .       256,432    (7)                 4.8
Mark E. Leininger . . . . . . . . . . .       210,414    (8)                 3.8
Marc E. Jaffe . . . . . . . . . . . . .       191,803    (9)                 3.6
Norman W. Alexander . . . . . . . . . .        87,079    (10)                1.6
Neil M. Kaufman . . . . . . . . . . . .        61,458    (11)                1.2

All officers and directors as
 a group (5 persons). . . . .                 807,185    (12)               13.8
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

(3) Each beneficial owner's percentage ownership is determined by assuming that stock options and warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date on which beneficial ownership is to be determined have been exercised.

(4) Represents 500,000 shares of Common Stock issuable upon exercise of warrants held by Regency Investment Partners ("Regency") which are exercisable within the next 60 days. Does not include 100,000 shares of Common Stock issuable upon exercise of warrants held by Regency which are not exercisable within the next 60 days.

(5)  Represents  (a) 228,333  shares of Common Stock owned of record   by    The
     Whitehaven Group, LLC ("Whitehaven"), which is owned by Mr. and Ms. Loewenstern as joint tenants by the entirety, (b) 83,333 shares of Common Stock issuable upon exercise of warrants owned of record by Whitehaven which is exercisable within the next 60 days and (c) 20,833 shares of Common Stock owned by The Loewenstern Family Partnership, L.P., of which Mr. Loewenstern is the general partner.

(6) Represents (a) 288,333 shares of Common Stock registered in the name of Howard Milstein ("H. Milstein") and (b) 8,000 shares registered in the name of Ronald L. Altman ("Altman"). Does not include an option (the "Altman Option") to purchase 32,033 shares of Common Stock (the "Altman Option Shares") granted to Altman which is not exercisable within the next 60 days. According to a Schedule 13D filed by H. Milstein, Altman, Michael Jesselson ("Jesselson") and Edward Milstein ("E. Milstein" and, collectively with H.



     Milstein, Altman, and Jesselson, the "Milstein Group"), the individuals comprising the Milstein Group have entered into an agreement, dated as of October 23, 1997 (the "Milstein Group Agreement"), which provides that
     (a) H. Milstein and E. Milstein each have a 25% beneficial interest in the aggregate 296,333 shares of Common Stock (the "Milstein Group Shares") registered in the names of H. Milstein and Altman, and Jesselson has a 50% beneficial interest in the Milstein Group Shares, (b) Altman has a 15% interest in the net profits or losses to the others collectively resulting from the sale of the Milstein Group Shares and (c)
     H. Milstein has the sole voting power and dispositive power with regard to all of the Milstein Group Shares. The Milstein Group Agreement also appears to provide that (a) in the event of the sale of the Altman Option, Altman shall receive 50% of the net proceeds thereof (taking into account any sales, commissions or related fees) and the balance of the net proceeds shall be divided among H. Milstein, E. Milstein and Jesselson in the proportion of 25%, 25% and 50%, respectively, (b) if the Altman Option is exercised and the Altman Option Shares are subsequently sold, Altman shall receive 50% of the net proceeds thereof (after taking into account the payment of the exercise price and any costs of disposing of the Altman Option Shares) and the balance of such net proceeds shall be divided among
     H. Milstein, E. Milstein and Jesselson in the proportion of 25%, 25% and 50%, respectively, and (c) H. Milstein has the sole power to dispose, transfer and vote the Altman Option Shares and to exercise, dispose or transfer the Altman Option. The address for Howard Milstein is c/o Douglas Elliman, 575 Madison Avenue, New York, New York 10022. See "Legal Proceedings."

(7) Represents (a) 27,294 shares (subject to adjustment) of Common Stock issuable upon exercise of warrants owned by Mr. Schacker which are exercisable within the next 60 days, (b) 14,443 shares (subject to adjustment) of Common Stock issuable upon exercise of options granted to Mr. Schacker under the Company Stock Plans which are exercisable within the next 60 days, (c) 5,100 shares of Common Stock owned of record by MS Farrell, of which Mr. Schacker is Chairman of the Board and the controlling person, (d) 20,809 shares of Common Stock owned of record by M.S. Farrell Holdings, Inc. ("MSF Holdings"), of which Mr. Schacker is Chairman of the Board and the controlling person, (e) 23,414 shares of Common Stock issuable upon exercise of Underwriter's Purchase Options ("UPOs") granted to MS Farrell in connection with the Company's 1995 initial public offering, (f) 63,872 shares (subject to adjustment) of Common Stock issuable upon exercise of warrants owned by MSF Holdings which are exercisable within the next 60 days, and (g) 101,500 shares (the "Associated Shares") of Common Stock owned of record by Associated Candy & Nut Corp. ("Associated"), of which Mr. Schacker is a director. Mr. Schacker disclaims beneficial ownership of the Associated Shares. Does not include (a) 28,889 shares of Common Stock issuable upon exercise of options granted to Mr. Schacker under the Company Stock Plans which are not exercisable within the next 60 days or (b) 106,008 shares (subject to adjustment) of Common Stock issuable upon exercise of UPOs and warrants originally granted to MS Farrell which currently are owned by stockholders, directors, managing directors and executive officers of MS Farrell and MSF Holdings and others. The address for Mr. Schacker is c/o MS Farrell, 67 Wall Street, New York, New York 10005.

(8) Represents (a) 3,333 shares of Common Stock held by Mr. Leininger and his spouse as joint tenants and (b) 207,081 shares of Common Stock issuable upon exercise of options granted to Mr. Leininger under the Company Stock Plans which are exercisable within the next 60 days. Does not include 219,169 shares of Common Stock issuable upon exercise of options granted to Mr. Leininger under the Company Stock Plans which are not exercisable within the next 60 days.

(9) Includes 138,470 shares of Common Stock issuable upon exercise of options granted to Mr. Jaffe under the Company Stock Plans which are exercisable within the next 60 days. Does not include 99,029 shares of Common Stock issuable upon exercise of options granted to Mr. Jaffe under the Company Stock Plans which are not exercisable within the next 60 days. The address for Mr. Jaffe is c/o Electronic Licensing Organization, 386 Park Avenue South, Suite 1900, New York, New York 10016.

(10) Includes (a) 8,333 shares of Common Stock owned of record by Mr. Alexander's spouse and (b) 47,776 shares of Common Stock issuable upon exercise of options granted Mr. Alexander under the Company Stock Plans which are exercisable within the next 60 days. Does not include 84,307 shares of Common Stock issuable upon exercise of options granted to Mr. Alexander under the Company Stock Plans which are not exercisable within the next 60 days. The address for Mr. Alexander is Burnside, Church Walk, Marholm, Peterborough, PE 67H2 England.

(11) Includes 42,220 shares of Common Stock issuable upon exercise of options granted to Mr. Kaufman under the Company Stock Plans which are exercisable within the next 60 days. Does not include options to purchase 62,780 shares of Common Stock granted to Mr. Kaufman under the Company Stock Plans which are not exercisable within the next 60 days. The address for Mr. Kaufman is c/o Kaufman & Moomjian, LLC, 50 Charles Lindbergh Boulevard, Suite 206, Mitchel Field, New York 11553.

(12) Includes   an   aggregate  564,570  shares of Common   Stock  issuable upon
     exercise of the options and warrants discussed in notes (7) through (11) above which are exercisable within the next 60 days.


Item 12.  Certain Relationships and Related Transactions.

     Martin F. Schacker, a director of the Company, is Chairman of the Board of Directors of MS Farrell and MSF Holdings, the parent holding company of MS Farrell. MS Farrell acted as placement agent on behalf of the Company in selling an aggregate of 1,115,250 shares of Class A Convertible Preferred Stock of the Company in June 1994 and an additional 75,000 shares of Class A Convertible Preferred Stock in November 1994 for aggregate gross proceeds of $1,190,250. In consideration for its services in connection therewith, MS Farrell received a 10% commission and a 3% non-accountable expense allowance on the gross proceeds of such offering, a warrant which became exercisable for an aggregate of 100,784 shares (giving effect to the Reverse Stock Split) of Common Stock which MS Farrell exercised in full for nominal consideration, and certain other consideration. As a result of such warrant exercise, MS Farrell became a holder of more than 5% of the outstanding Common Stock. MS Farrell also acted as placement agent on behalf of the Company in selling an aggregate of $1,250,000 principal amount of promissory notes and 81,300 shares (giving effect to the Reverse Stock Split) of Common Stock in August 1995. In connection with its services therewith, MS Farrell received a 10% commission and a 3% non-accountable expense allowance on the gross proceeds of such offering. A $100,000 loan from MS Farrell to the Company was repaid from the Company's proceeds of such offering. MS Farrell acted as representative of the underwriters of the Company's initial public offering (the "IPO"), which was consummated on December 12, 1995, pursuant to which the Company sold an aggregate 380,800 shares (giving effect to the Reverse Stock Split) of Common Stock for gross proceeds of $5,854,800. As compensation for its underwriting services in connection with the IPO, MS Farrell received a 10% underwriting discount and a 3% non-accountable expense allowance of the gross proceeds from the IPO and UPOs to purchase 34,433 shares (giving effect to the Reverse Stock Split) of Common Stock at $18.45 per share (giving effect to the Reverse Stock Split) for a four year period terminating on December 5, 2000.

     Pursuant to an engagement agreement, dated December 23, 1993, between the Company and MS Farrell, the Company agreed (a) to use MS Farrell as its exclusive investment banker for a five-year period, (b) to pay monthly consulting fees to MS Farrell of $2,500 until December 1998, in connection with which the Company paid MS Farrell $138,128 through August 20, 1996, and (c) to pay to MS Farrell a fee of 2% of the greater of the maximum commitment under, or the maximum amount actually borrowed by the Company pursuant to, a conventional line of credit extended to the Company by a bank or other short-term lender introduced to the Company by MS Farrell. The Company had the right to terminate the above-described obligations under this engagement agreement upon the payment of $250,000 in cash. In August 1996, in exchange for the right to pay such termination fee in shares of Common Stock, the suspension of payment of obligations under this engagement agreement and certain other consideration, the Company granted to MS Farrell and a designee thereof warrants (the "MSF Warrants") to purchase 166,666 shares (giving effect to the Reverse Stock Split) of Common Stock exercisable at $20.625 per share (giving effect to the Reverse Stock Split) for a six-year period and extended the expiration date of the UPOs to August 22, 2002. In March 1997, the Company exercised its right to terminate the Company's investment banking obligations to MS Farrell and, in connection therewith, issued an aggregate of 23,809 shares (giving effect to the Reverse Stock Split) of Common Stock to MSF Holdings, the parent holding company of MS Farrell, and to one other designee thereof.

     In June 1996, the Company loaned $200,000 to Associated. Martin F. Schacker, a director of the Company and Chairman of the Board of MS Farrell, is a director and stockholder and Neil M. Kaufman, a director of the

Company, is a stockholder of Associated. This loan was represented by a promissory note (the "Associated Note"), bearing interest at 14% per annum and secured by the assets of Associated. In connection with this loan, the Company also received a warrant (the "Innapharma Warrant") to purchase 100,000 shares of the common stock of Innapharma, Inc., a pharmaceutical company ("Innapharma"), of which MS Farrell may also be considered an affiliate and of which Mr. Schacker is a director, at an exercise price of $5.50 per share. In March 1997, in consideration for a warrant (the "Associated Warrant") to purchase 100,000 shares of the common stock of Associated at an exercise price of $1.00 per share, exercisable for a six year period, the Company agreed to extend the maturity of the Associated Note and the Company further agreed to exchange the Associated Note for a similar note (the "Innapharma Note") bearing interest at 12% per annum issued by Innapharma maturing on the earlier of November 27, 1997 or the consummation of an offering of equity securities of Innapharma. In July, 1997, the Innapharma Note was repaid in full (including all accrued interest thereon) and contemporaneously therewith, the Company assigned the Innapharma Warrant to MS Farrell in exchange for a reduction in the number of shares of Common Stock that may be purchased under the MS Farrell Warrants by 33,333 shares (giving effect to the Reverse Stock Split).

     Pursuant to a Financial Advisory Agreement, dated as of November 20, 1997 (the "1997 Farrell Agreement"), between the Company and MS Farrell, the Company retained MS Farrell to perform specified financial advisory services for the Company on a non-exclusive basis. In consideration for entering into the 1997 Farrell Agreement, the number of shares of Common Stock that may be purchased upon exercise of the MS Farrell Warrants was reduced by 20,000 to 113,333 shares (giving effect to the Reverse Stock Split), the number of shares of Common Stock that may be purchased upon exercise of the UPOs was reduced by 5,165 to 29,268 shares (giving effect to the Reverse Stock Split), the exercise price of both the MS Farrell Warrants and Underwriters' Purchase Options was reduced to $6.00 per share (giving effect to the Reverse Stock Split) and MS Farrell waived all anti-dilutive rights under the UPOs and MS Farrell Warrants in connection with the Company's October 1997 sale of 320,666 shares (giving effect to the Reverse Stock Split) of Common Stock in a private placement transaction. Under the 1997 Farrell Agreement, the Company is obligated to pay MS Farrell between 2% and 7% of the aggregate consideration paid in any merger, consolidation, recapitalization, business combination or other stock or asset transaction in which MS Farrell participates as an identifying or introducing agent or in connection with which the Company seeks the advice of MS Farrell. Pursuant to an Amendment to the Financial Advisory Agreement, dated January 28, 1998 (the "1998 Farrell Agreement"), between the Company and MS Farrell, MS Farrell agreed to perform additional financial advisory services for the Company. In consideration for entering into the 1998 Farrell Agreement, the per share exercise price of the MS Farrell Warrants and UPOs was reduced to the lesser of: $3.81 (giving effect to the Reverse Stock Split) or 120% of the sale price of any shares of Common Stock sold by the Company to a source introduced by MS Farrell within the twelve-month period terminating on January 27, 1999; provided, however, that the per share exercise price may not be less than $3.18 (giving effect to the Reverse Stock Split); and the expiration date of the MS Farrell Warrants and UPOs was extended to August 20, 2002. Giving effect to the anti-dilutive provisions of the MS Farrell Warrants, the MS Farrell Warrants entitle the holders thereof to purchase an aggregate of 191,321 shares of Common Stock at $2.1384 per share.

     In connection with the Company's private placement (the "May 1998 Private Placement") consummated in May 1998, MS Farrell was paid a fee of $11,700 with respect to the sale of an aggregate 129,999 shares (giving effect to the Reverse Stock Split) of Common Stock to two individuals.

     The following directors and executive officers purchased shares of Common Stock in the May 1998 Private Placement, each at $1.20 per share.


          Name                                    Number of Shares
          ----                                    ----------------
          Norman W. Alexander (1). . . . .              8,333
          Marc E. Jaffe. . . . . . . . . .             23,333
          Mark E. Leininger (2). . . . . .              3,333
----------

(1)  Mr. Alexander's spouse also purchased 8,333 shares of Common Stock in the May 1998 Private Placement.
(2)  Purchased with spouse as joint tenants.

     During 1997, the Company incurred approximately $480,000 in legal fees to Moritt Hock, then its counsel. Neil M. Kaufman, a director of the Company, was a partner in Moritt Hock during 1997. Mr. Kaufman currently is a member of Kaufman & Moomjian, LLC, counsel to the Company (together with its predecessors, "K & M"). During 1997, the Company incurred approximately $55,000 in legal fees to K & M. During 1998, the Company incurred approximately $390,000 in legal fees to K & M. In May 1998, K & M was issued 11,904 shares of Common Stock in partial satisfaction of outstanding legal fees equal in amount to the market value of such shares, and these shares have been assigned to Mr. Kaufman. In 1997 and 1998, Moritt Hock and K & M acted as counsel to MS Farrell in connection with four private placement transactions, two of which transactions involved Innapharma, Inc. ("Innapharma"), and certain other matters, and also acted as counsel to Associated. Martin F. Schacker, a director of the Company, is Chairman of the Board of MS Farrell and a director of Innapharma and Associated; and MS Farrell may also be considered an affiliate of Innapharma and Associated.

     On January 28, 1998, the Compensation Committee of the Board of Directors of the Company determined to compensate Marc E. Jaffe for his services as Chairman of the Board of Directors of the Company at the rate of $5,000 per month, payable $2,500 in the month of service and $2,500 twelve months after such initial payment. During 1998, the Company paid Mr. Jaffe $30,000 under this arrangement and, pursuant to a letter agreement, dated December 17, 1998, between the Company and Mr. Jaffe, the Company agreed to issue to Mr. Jaffe 30,000 shares of Common Stock in satisfaction of $22,500 of the Company's obligations under such January 28, 1998 compensation arrangement. On January 13, 1999, the Compensation Committee of the Board of Directors of the Company determined to compensate Marc E. Jaffe for his services as Chairman of the Board of Directors of the Company for the 1999 calendar year at the rate of $5,000 per month.

     With respect to compensation paid to Mark E. Leininger in his capacity as an employee of the Company, see "Item 10. Executive Compensation." On January 13, 1999, the Compensation Committee of the Board of Directors of the Company fixed the 1999 base salary of Mr. Leininger at $162,500.

     In connection with the 1997 Repricing Program, options held by directors and executive officers granted under the Company Stock Plans were repriced as follows:

                                         Prior Option (1)                   Repriced Option (2)
                                 -------------------------------            -------------------
                                      Shares        Per Share                     Shares
                                    Underlying      Exercise                     Underlying          Exercise
Optionee                             Option           Price                      Option (1)            Date
--------                             ------           -----                      ----------            ----
Norman W. Alexander . . . .           8,333        $ 15.09                          6,250            12/19/06
Norman W. Alexander . . . .           3,333           6.0375                        2,500             7/31/07
Marc E. Jaffe . . . . . . .           1,666           7.50                          1,250            10/31/04
Marc E. Jaffe . . . . . . .           8,333           8.25                          6,250              8/2/05
Marc E. Jaffe . . . . . . .           3,333          17.625                         2,500             7/31/06
Marc E. Jaffe . . . . . . .           3,333           6.0375                        2,500             7/31/07
Neil M. Kaufman . . . . . .           8,333           8.25                          6,250             4/24/06
Neil M. Kaufman . . . . . .           8,333          15.09                          6,250            12/19/06
Neil M. Kaufman . . . . . .           8,333           6.0375                        2,500             7/31/07
Mark E. Leininger . . . . .           6,666          11.25                          5,000             7/20/05
Mark E. Leininger . . . . .           3,333          12.75                          2,500             2/19/06
Mark E. Leininger . . . . .          23,333           8.25                         17,500             4/24/06
Mark E. Leininger . . . . .          48,333          22.68                         36,250             9/28/06
Mark E. Leininger . . . . .         100,000          10.29                         75,000              2/4/07
---------

     (1)  Gives effect to the Reverse Stock Split
     (2)  The exercise price of all options were repriced to $3.75 per share (giving effect to the Reverse Stock Split).

     In connection with the 1998 Repricing Program, the following options held by directors and executive officers granted under the Company Stock Plans were repriced each to an exercise price of $1.375 per share with a termination date of July 16, 2008:


                               Shares Underlying          Original            Original
Optionee                        Original Option         Exercise Price    Termination Date
--------                        ---------------         --------------    ----------------
Norman W. Alexander . . . .         4,688                  $ 3.75            12/19/06
Norman W. Alexander . . . .         1,875                    3.75             7/31/07
Norman W. Alexander . . . .        25,000                    3.1875          12/15/07
Marc E. Jaffe . . . . . . .           938                    3.75            10/31/04
Marc E. Jaffe . . . . . . .         4,688                    3.75              8/2/05
Marc E. Jaffe . . . . . . .         1,875                    3.75             7/31/06
Marc E. Jaffe . . . . . . .         1,875                    3.75             7/31/07
Mark E. Jaffe . . . . . . .        25,000                    3.1875          12/15/07
Marc E. Jaffe . . . . . . .        16,250                    2.8125           1/27/08
Neil M. Kaufman . . . . . .         4,688                    3.75             4/24/06
Neil M. Kaufman . . . . . .         4,688                    3.75            12/19/06
Neil M. Kaufman . . . . . .         1,875                    3.75             7/31/07
Mark E. Leininger . . . . .         3,750                    3.75             7/20/05
Mark E. Leininger . . . . .         1,875                    3.75             2/19/06
Mark E. Leininger . . . . .        13,125                    3.75             4/24/06
Mark E. Leininger . . . . .        27,188                    3.75             9/28/06
Mark E. Leininger . . . . .        56,250                    3.75              2/4/07
Martin F. Schacker. . . . .         6,249                    2.859375        12/28/07
Martin F. Schacker. . . . .        18,750                    2.8125           1/27/08


Item 13.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     Set forth below are all exhibits to this Annual Report on Form 10-KSB:

Exhibit
Number    Description of Exhibit
-------   ----------------------

3.1 Composite of Certificate of Incorporation of the Company, as amended to date. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 10-QSB (Date of Report: January 11, 1999) (Commission File Number: 1-14076), filed with the Commission on January 20, 1999.)
3.2       By-laws of the  Company,  as  amended.  (Incorporated  by reference to
          Exhibit 3.3 to the Company's Annual Report on Form 10-KSB (Commission File Number: 1-14076), for the year ended December 31, 1997, filed with the Commission on April 16, 1998.)
4.1       Specimen  Common  Stock Certificate.  (Incorporated  by  reference  to
          Exhibit 4.1 to the Company's Annual Report on Form 10-KSB (Commission File Number: 1-14076), for the year ended December 31, 1997, filed with the Commission on April 16, 1998.)
10.1 Company 1994 Long Term Incentive Plan, as amended to date. (Incorporated by reference to Exhibit 10.46 to the Company's Quarterly Report on Form 10-QSB (Commission File Number: 1-14076), for the quarter ended June 30, 1997, filed with the Commission on August 19, 1997.)
10.2 Company Outside Director and Advisor Stock Option Plan, as amended to date. (Incorporated by reference to Exhibit 10.47 to the
          Company's  Quarterly  Report on Form 10-QSB (Commission  File  Number:
          1-14076), for the quarter ended June 30, 1997, filed with the Commission on August 19, 1997.)
10.3 SPC 1989 Stock Plan. (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Registration Number:
          333-19509),  filed with the Commission on January 10, 1997.)
10.4      SPC 1991 Stock  Option  Plan.  (Incorporated  by  reference to Exhibit
          4.3 to the Company's Registration Statement on Form S-8 (Registration Number: 333-19509), filed with the Commission on January 10, 1997.)
10.5 Settlement and General Release Agreement, dated as of September 26, 1997, among Joseph Szczepaniak, the Company and Software Publishing Corporation. (Incorporated by reference to Exhibit 10.52 to the

          Company's   Quarterly   Report   on   Form   10-QSB   (Commission File
          Number: 1-14076), for the quarter ended September 30, 1997, filed with the Commission on November 14, 1997.)
10.6 Settlement and General Release Agreement, dated as of July 25, 1997, among Daniel J. Fraisl, the Company and Software Publishing Corporation. (Incorporated by reference to Exhibit 10.48 to the Company's Quarterly Report on Form 10-QSB (Commission File Number:
          1-14076), for the quarter ended June 30, 1997, filed with the Commission on August 19, 1997.)
10.7 Form of Indemnification Agreement between the Registrant and its executive officers and directors. (Incorporated by reference to
          Exhibit 10.8 to the Company's Registration Statement on Form SB-2 (Registration Number: 33-97184), filed with the Commission on September 21, 1995.)
10.8 Form of Underwriters' Purchase Option (Specimen). (Incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-KSB, for the year ended December 31, 1997, filed with the Commission on April 16, 1998.)
10.9 Registration Rights Agreement, dated July 31, 1996, between the Company and the former stockholders of Serif Inc. and Serif (Europe) Limited. (Incorporated by reference to Exhibit 10.31 to the Company's Current Report on Form 8-K (Date of Report: July 31, 1996) (Commission File Number: 1-14076), filed with the Commission on August 13, 1996.)
10.10 Lease Agreement, dated September 7, 1995, between Community Towers LLC and the Company, for facilities located at 111 North Market Street, San Jose, California. (Incorporated by reference to Exhibit
          10.22 to Software Publishing Corporation's Annual Report on Form 10-K (Commission File Number: 0-14025), for the fiscal year ended September 30, 1995, filed with the Commission on December 29, 1995.)
10.11 Letter Agreement, dated March 27, 1997, between the Company and M.S. Farrell & Co., Inc. (Incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-KSB (Commission File
          Number: 1-14076), for the year ended December 31, 1996, filed with the Commission on April 15, 1997.)
10.12 Financial Advisory Agreement, dated as of November 20, 1997, between the Company and M.S. Farrell & Co., Inc. (Incorporated by reference to
          Exhibit 10.47 to the Company's Annual Report on Form 10-KSB (Commission File Number: 1-14076), for the year ended December 31, 1997, filed with the Commission on April 16, 1998.)
10.13 Amendment to the Financial Advisory Agreement, dated as of January 28, 1998, between the Company and M.S. Farrell & Co., Inc. (Incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-KSB (Commission File Number: 1-14076), for the year ended December 31, 1997, filed with the Commission on April 16, 1998.)
10.14 Letter Agreement, dated April 28, 1998, between the Company and M.S. Farrell & Co., Inc. (Incorporated by reference to Exhibit 10.59 to the Company's Quarterly Report on Form 10-QSB (Commission File Number: 1-14076), for the quarter ended March 31, 1998,
          filed   with   the Commission on May 13, 1998.)
10.15 Form of Warrant Certificate issued to M.S. Farrell Holdings, Inc. ("Holdings"), as assignee of M.S. Farrell & Co., Inc., and certain other persons, as assignees of Holdings. (Incorporated by reference to Exhibit 10.62 to the Company's Quarterly Report on Form 10-QSB (Commission File Number: 1-14076), for the quarter ended June 30, 1998, filed with the Commission on August 14, 1998.)
10.16 Consulting Agreement, dated as of July 25, 1997, between the Company and Daniel J. Fraisl. (Incorporated by reference to Exhibit 10.49 to the Company's Quarterly Report on Form 10-QSB (Commission File Number: 1-14076), for the quarter ended June 30, 1997, filed with the Commission on August 19, 1997.)
10.17 Form of Subscription Agreements, each dated October 23, 1997, between the Company and each of Ronald L. Altman (with respect to 24,000 shares of Common Stock), Gerold M. Fleischner (with respect to 24,000 shares of Common Stock), Howard Milstein (with respect to 865,000 shares of Common Stock), Patriot Group, LP (with respect to 24,000 shares of Common Stock) and Stephen P. Rosenblatt (with respect to 24,000 shares of Common Stock). (Incorporated by reference to Exhibit 10.50 to the Company's Quarterly Report on Form 10-QSB (Commission File Number: 1-14076), for the quarter ended September 30, 1997, filed with the Commission on November 14, 1997.)
10.18 Registration Rights Agreement, dated October 23, 1997, among the Company, Ronald L. Altman, Gerold M. Fleischner, Howard Milstein, Patriot Group, LP and Stephen P. Rosenblatt. (Incorporated by reference to Exhibit 10.51 to the Company's Quarterly Report on
          Form 10-QSB (Commission File Number: 1-14076), for the quarter ended September 30, 1997, filed with the Commission on November 14, 1997.)

10.19 Option, dated October 23, 1997, issued to Ronald L. Altman. (Incorporated by reference to Exhibit 10.53 to the Company's Quarterly Report on Form 10-QSB (Commission File Number: 1-14076), for the quarter ended September 30, 1997, filed with the Commission on November 14, 1997.)
10.20 Settlement and Release Agreement, dated December 19, 1997, among the Company, Barry A. Cinnamon and Lori Kramer Cinnamon. (Incorporated by reference to Exhibit 10.54 to the Company's Current Report on Form 8-K (Date of Report: December 19, 1997) (Commission File Number: 1-14076), filed with the Commission on December 30, 1997.)
10.21 Settlement Agreement, dated May 22, 1998, among the Company, Neil M. Kaufman, Esq., Mark E. Leininger and Barry Cinnamon and Lori Cinnamon.
10.22 License Agreement, dated December 19, 1997, between Software Publishing Corporation and Barry A. Cinnamon. (Incorporated by reference to Exhibit 10.55 to the Company's Current Report on Form 8-K (Date of Report: December 19, 1997) (Commission File Number:
          1-14076),  filed with the Commission  on  December  30,  1997.)
10.23 Amendment No. 1 to Escrow Agreement, dated as of April 1, 1997, among the Company, Serif Inc., Norman W. Alexander, Moritt, Hock & Hamroff, LLP and Blau, Kramer, Wactlar & Lieberman, P.C. (Incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-KSB (Commission File Number: 1-14076), for the year ended December 31, 1997, filed with the Commission on April 16, 1998.)
10.24 Amendment No. 1 to Escrow Agreement, dated as of April 1, 1997, among the Company, Serif (Europe) Limited, Norman W. Alexander, Moritt, Hock & Hamroff, LLP and Blau, Kramer, Wactlar & Lieberman, P.C. (Incorporated by reference to Exhibit 10.50 to the Company's Annual Report on Form 10-KSB (Commission File Number: 1-14076), for the year ended December 31, 1997, filed with the Commission on April 16, 1998.)
10.25 Rights Agreement, dated as of March 31, 1998, between the Company and American Stock Transfer & Trust Company. (Incorporated by reference to Exhibit 10.51 to the Company's Annual Report on Form 10-KSB (Commission File Number: 1-14076), for the year ended December 31, 1997, filed with the Commission on April 16, 1998.)
10.26 Warrant, dated April 7, 1998, registered in the name of Boru Enterprises, Inc., with respect to 50,000 shares of Common Stock (before giving effect to the Company's one-for-three reverse stock split made effective May 27, 1998). (Incorporated by reference to Exhibit 10.53 to the Company's Quarterly Report on Form 10-QSB (Commission File Number: 1-14076), for the quarter ended March 31, 1998, filed with the Commission on May 13, 1998.)
10.27 Warrant, dated April 7, 1998, registered in the name of Boru Enterprises, Inc., with respect to 50,000 shares of Common Stock (before giving effect to the Company's one-for-three reverse stock split made effective May 27,1998). (Incorporated by reference to
          Exhibit 10.54 to the Company's Quarterly Report on Form 10-QSB (Commission File Number: 1-14076), for the quarter ended March 31, 1998, filed with the Commission on May 13, 1998.)
10.28 Form of Subscription Agreement, dated April 28, 1998, between the Company and The Whitehaven Group, LLC. (Incorporated by reference to Exhibit 10.55 to the Company's Quarterly Report on Form 10-QSB (Commission File Number: 1-14076), for the quarter ended March 31, 1998, filed with the Commission on May 13, 1998.)
10.29 Warrant, dated April 28, 1998, registered in the name of The Whitehaven Group, LLC, with respect to 550,000 shares of Common Stock (before giving effect to the Company's one-for-three reverse stock split made effective May 27, 1998). (Incorporated by reference to Exhibit 10.56 to the Company's Quarterly Report on Form 10-QSB (Commission File Number: 1-14076), for the quarter ended March 31, 1998, filed with the Commission on May 13, 1998.)
10.30 Warrant, dated April 28, 1998, registered in the name of The Whitehaven Group, LLC, with respect to 250,000 shares of Common Stock (before giving effect to the Company's one-for-three reverse stock split made effective May 27, 1998). (Incorporated by reference to
          Exhibit 10.57 to the Company's Quarterly Report on Form 10-QSB (Commission File Number: 1-14076), for the quarter ended March 31, 1998, filed with the Commission on May 13, 1998.)
10.31 Form of Subscription Agreement, each executed between April 29, and May 6, 1998, between the Company and each of the April/May 1998 Investors. (Incorporated by reference to Exhibit 10.58 to the Company's Quarterly Report on Form 10-QSB (Commission File Number:
          1-14076), for the quarter ended March 31, 1998, filed with the Commission on May 13, 1998.)

10.32 Warrant, dated as of July 3, 1998, registered in the name of The Whitehaven Group, LLC, with respect to 183,333 shares of Common Stock. (Incorporated by reference to Exhibit 10.60 to the Company's Quarterly Report on Form 10-QSB (Commission File Number: 1-14076), for the quarter ended June 30, 1998, filed with the Commission on August 14, 1998.)
10.33 Warrant, dated as of July 3, 1998, registered in the name of The Whitehaven Group, LLC, with respect to 83,333 shares of Common Stock. (Incorporated by reference to Exhibit 10.61 to the Company's Quarterly Report on Form 10-QSB (Commission File Number: 1-14076), for the quarter ended June 30, 1998, filed with the Commission on August 14, 1998.)
10.34 Form of Subscription Agreement utilized in the December 1998 Private Placement. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 10-QSB (Date of Report: December 15, 1998)(Commission File Number: 1-14076), filed with the Commission on December 16, 1998.)
10.35 Stock Exchange Agreement, dated December 15, 1998, between the Company and Seafish Partners. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 10-QSB (Date of Report:
          December 15, 1998) (Commission File Number: 1-14076), filed with the Commission on December 16, 1998.)
10.36 Letter Agreement, dated January 4, 1999, between the Company and Seafish Partners. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 10-QSB (Date of Report: January 11,
          1999) (Commission File Number: 1-14076), filed with the Commission on January 20, 1999.)
10.37 Form of Subscription Agreement utilized in the Common Stock Sales. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 10-QSB (Date of Report: December 15, 1998) (Commission File Number: 1-14076), filed with the Commission on December 16, 1998.)
10.38 Consulting Agreement between the Company and Target Capital Corp. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 10-QSB (Date of Report: January 11, 1999) (Commission File Number: 1-14076), filed with the Commission on January 20, 1999.)
10.39 Consulting Agreement between the Company and Michel Ladovitch. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 10-QSB (Date of Report: January 11, 1999) (Commission File Number: 1-14076), filed with the Commission on January 20, 1999.)
10.40 Warrant Certificate, with respect to 520,000 shares of Common Stock, registered in the name of Target Capital Corp. (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 10-QSB (Date of Report: January 11, 1999) (Commission File Number:
          1-14076),  filed with the Commission on  January 20, 1999.)
10.41 Warrant Certificate, with respect to 120,000 shares of Common Stock, registered in the name of United Krasna Organizations. (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 10-QSB (Date of Report: January 11, 1999) (Commission File Number: 1-14076), filed with the Commission on January 20, 1999.)
10.42 Warrant Certificate, with respect to 260,000 shares of Common Stock, registered in the name of Seafish Partners. (Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 10-QSB (Date of Report: January 11, 1999) (Commission File
          Number:  1-14076), filed   with the Commission on  January 20,  1999.)
10.43 Warrant Certificate, with respect to 600,000 shares of Common Stock, registered in the name of Regency Investment Partners.
10.44     Letter  Agreement,  dated December 17, 1998,  between the Company Marc
          E. Jaffe.      (Incorporated  by   reference to   Exhibit 10.4  to the
          Company's Current   Report   on   Form   10-QSB       (Date of Report:
          January 11, 1999) (Commission File Number: 1-14076), filed with the Commission on January 20, 1999.)
10.45 Advice of Borrowing Terms, dated December 29, 1998, between Serif (Europe) Limited and National Westminster Bank PLC, and Mortgage Debenture, dated October 9, 1989, between Serif (Europe) Limited and National Westminster Bank PLC.
21        Subsidiaries of the Company.
23.1      Consent of Richard A. Eisner & Company,  LLP.
23.2      Consent of Ernst & Young.
24 Powers of Attorney (set forth on the signature page of this Annual Report on Form 10-KSB).
27        Financial Data Schedule.

(b) Reports on Form 8-K.

      On December 16, 1998, the Company filed a Current Report on Form 8-K (Date of Report: December 15, 1997) with the Commission, as an Item 5 disclosure, to demonstrate the Company's compliance with the requirements of a Nasdaq Listing Qualification Panel, and reporting the consummation of the December 1998 Private Placement, X- Ceed Stock Purchase and Common Stock Sale Transaction.

      On January 20, 1999, the Company filed a Current Report on Form 8-K (Date of Report: January 11, 1999) with the Commission reporting, as an Item 5 disclosure, that (a) the Company had been advised that a Nasdaq Listing
Qualification Panel had determined that the Company had complied with the Panel's requirements for the continued listing of the Common Stock on The Nasdaq SmallCap Market, (b) the Company had exchanged the then outstanding 930 shares of Class A Preferred Stock for 930 shares of Class C Preferred Stock and the Seafish Warrants, (c) the Company had issued 30,000 shares of Common Stock to Marc E. Jaffe, (d) that the Company had retained Target Capital Corporation as a consultant (e) the Company had retained Michel Ladovitch as a consultant and (e) Kevin D. Sullivan's employment with the Company had been terminated.

                          Index to Financial Statements

Independent Auditors' Reports. . . . . . . . . . . . . . . . .              F-2
Consolidated Balance Sheet at December 31, 1998. . . . . . . .              F-4
Consolidated Statements of Operations for the years ended
     December 31, 1998 and 1997. . . . . . . . . . . . . . . .              F-5
Consolidated Statements of Stockholders' Equity for the years
     ended December 31, 1998 and 1997. . . . . . . . . . . . .              F-6
Consolidated Statements of Cash Flows for the years ended
     December 31, 1998 and 1997. . . . . . . . . . . . . . . .              F-7
Notes to Consolidated Financial Statements . . . . . . . . . .              F-8

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Software Publishing Corporation Holdings, Inc.
Fairfield, New Jersey

We  have  audited  the  consolidated   balance  sheet  of  Software   Publishing
Corporation Holdings, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Serif (Europe) Limited, a wholly owned subsidiary, which statements reflect total assets and net sales constituting 33.7% and 50.9% of the related consolidated totals for 1998 and net sales constituting 42.4% for 1997. Those financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Serif (Europe) Limited, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Software Publishing Corporation Holdings, Inc. and subsidiaries as of December 31, 1998, and the consolidated results of their operations and their consolidated cash flows for each of the two years then ended in conformity with generally accepted accounting principles.

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


                                           /s/ Richard A. Eisner & Company, LLP
                                               Richard A. Eisner & Company, LLP
New York, New York
April 8, 1999

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Serif (Europe) Limited

We have audited the balance sheets of Serif (Europe) Limited as of December 31, 1998 and 1997, and the related statements of operations, cash flows and shareholders' equity for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with United Kingdom auditing standards which do not differ in any significant respect from United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Serif (Europe) Limited at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with United Kingdom generally accepted accounting principles.

United Kingdom accounting principles vary in certain material respects from accounting principles generally accepted in the United States. The application of the latter would not have materially affected the determination of shareholders' equity and financial position as of December 31, 1998 and 1997 and the determination of net profit for the two years ended December 31, 1998.

                                                             /s/ Ernst & Young
                                                                 Ernst & Young


Nottingham, England
April 1, 1999

        Software Publishing Corporation Holdings, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1998

                                     ASSETS

Current assets:
    Cash and cash equivalents. . . . . . . . . . . .              $  2,377,648
    Marketable securities. . . . . . . . . . . . . .                 1,020,000
    Accounts receivable, less allowances of $859,441                 1,787,551
    Inventories. . . . . . . . . . . . . . . . . . .                   706,704
    Prepaid expenses and other current assets. . . .                   684,268
                                                                  -------------
              Total current assets . . . . . . . . .                 6,576,171

Property and equipment, net. . . . . . . . . . . . .                   445,447
Acquired software, net of accumulated amortization
  of $4,762,583. . . . . . . . . . . . . . . . . . .                 2,144,417
Goodwill, net of accumulated amortization of
  $181,120 . . . . . . . . . . . . . . . . . . . . .                   193,611
Restricted cash. . . . . . . . . . . . . . . . . . .                   200,000
Other assets . . . . . . . . . . . . . . . . . . . .                   753,050
                                                                  -------------
              Total assets . . . . . . . . . . . . .              $ 10,312,696
                                                                  =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable . . . . . . . . . . . . . . . .              $  3,484,275
    Accrued liabilities. . . . . . . . . . . . . . .                 2,461,780
    Short term debt and current portion of long-term
     debt. . . . . . . . . . . . . . . . . . . . . .                   195,044
                                                                  -------------
              Total current liabilities. . . . . . .                 6,141,099

Long-term debt, less current maturities. . . . . . .                    99,554
                                                                  -------------
              Total liabilities. . . . . . . . . . .                 6,240,653
                                                                  -------------

Commitments and contingencies. . . . . . . . . . . .                        --

Stockholders' equity:
   Serial  Preferred  Stock,  authorized  1,939,480
   shares,  par value $.001 per share
     Class A 14% Cumulative  Non-Convertible
     Redeemable  Preferred Stock, 1,500 shares
     authorized, 930 shares issued and outstanding
     (at liquidation preference) . . . . . . . . . .                   930,000
   Class B Voting Preferred Stock, Series A, 60,520
    shares authorized, none issued and outstanding .                        --
   Junior Participating Preferred Stock, Series A,
     100,000 shares authorized, none issued and
     outstanding . . . . . . . . . . . . . . . . . .                        --
   Common stock, par value $.001 per share,
     authorized 30,000,000 shares; issued and
     outstanding 5,083,653 shares. . . . . . . . . .                     5,084
   Additional paid-in capital. . . . . . . . . . . .                45,385,487
   Accumulated deficit . . . . . . . . . . . . . . .               (42,238,133)
                                                                  -------------
                                                                     4,082,438
   Less: Treasury stock (3,095 shares, at December
     31, 1998), at cost. . . . . . . . . . . . . . .                   (10,395)
                                                                  -------------
              Total stockholders' equity . . . . . .                 4,072,043
                                                                  -------------
              Total liabilities and stockholders'
                equity . . . . . . . . . . . . . . .              $ 10,312,696
                                                                  =============

           See report of independent auditors and accompanying notes.

        Software Publishing Corporation Holdings, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               Year Ended December 31,
                                                   ____________________________________________
                                                        1998                         1997
                                                        ----                         ----
Net sales . . . . . . . . . . . . . . . .          $  18,271,733                $  17,156,865
Cost of goods sold. . . . . . . . . . . .              4,348,002                    4,155,749
                                                  ---------------               --------------
          Gross profit. . . . . . . . . .             13,923,731                   13,001,116
Selling, general and administrative
  expenses. . . . . . . . . . . . . . . .            (12,842,199)                 (16,747,963)
Product development . . . . . . . . . . .             (1,266,163)                  (3,227,215)
Amortization of goodwill and purchased
  technology. . . . . . . . . . . . . . .             (2,377,282)                  (2,566,422)
Restructuring expenses. . . . . . . . . .                     --                     (375,902)
Other income, net . . . . . . . . . . . .                184,739                      195,655
                                                   --------------               --------------
          Loss before income taxes. . . .          $  (2,377,174)                  (9,720,731)

Income taxes. . . . . . . . . . . . . . .                (29,541)                     (47,035)
                                                   --------------               --------------

          Net loss. . . . . . . . . . . .             (2,406,715)   $              (9,767,766)
                                                   ==============               ==============

Loss per common share:
     Net loss per common share - basic
       and diluted. . . . . . . . . . . .          $        (.65)       $               (3.57)
     Weighted average number of common
       shares outstanding - basic and
       diluted. . . . . . . . . . . . . .              3,676,820                    2,734,355


           See report of independent auditors and accompanying notes.

         Software Publishing Corporation Holdings, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                              Class A                Class B           Common Stock
                                          Preferred Stock        Preferred Stock     ($.001 Par Value)
                                          ---------------        ---------------     -----------------
                                         Number                  Number              Number
                                          of                      of                  of
                                         Shares                  Shares              Shares
                                         Issued      Amount      Issued    Amount    Issued       Amount
                                         ------      ------      ------    ------    ------       ------
Balance at December 31, 1996. . . . . .                          60,520    $  61    2,620,081    $ 2,620
Issuance of common stock in payment of
  liabilities for services in connection
  with business combinations. . . . . .                                                37,090         37
Issuance of common stock in payment of
  liabilities for services. . . . . . .                                                   825          1
Issuance of common stock in connection
  with cancellation of agreement for
  services . . . . . . . . . . . . . .                                                 23,809         24
Issuance of common stock upon exercise
  of options . . . . . . . . . . . . .                                                  1,666          2
Sale of common stock - net . . . . . .                                                320,333        320
Retirement of Class B Preferred Stock.                          (60,520)   $ (61)
Net Loss . . . . . . . . . . . . . . .
                                        -------    --------     --------   ------   ----------   --------
Balance at December 31, 1997 . . . . .        0    $      0           0        0    3,003,804    $ 3,004


Issuance of common stock in payment of
  previously established liabilities .                                                 58,585         59
Issuance of common stock and warrants
  in payment of liabilities for services
  rendered . . . . . . . . . . . . . .                                                143,333        143
Issuance of warrants for services
  rendered . . . . . . . . . . . . . .
Acquisition of treasury shares . . . .
Adjustment of common stock to reflect
  payment of fractional shares in cash
  in connection with reverse stock
  split. . . . . . . . . . . . . . . .                                                    (37)         0
Sale of common stock - net . . . . . .                                              1,877,968      1,878
Issuance of Class A Preferred Stock. .      930    930,000
Net loss . . . . . . . . . . . . . . .
                                        -------    --------     --------   ------   ----------   --------
Balance at December 31, 1998 . . . . .      930  $ 930,000            0    $  0     5,083,653    $ 5,084
                                       ========    ========     ========   ======   ==========   ========


                                          Treasury Stock
                                              at Cost
                                          --------------
                                         Number                  Additional                             Total
                                           of                     Paid-in          Accumulated      Stockholders'
                                         Shares      Amount       Capital            Deficit            Equity
                                         ------      ------       -------            -------            ------
Balance at December 31, 1996. . . . . .                         $ 41,736,677       $ (30,063,652)   $ 11,675,706
Issuance of common stock in payment of
  liabilities for services in connection
  with business combinations. . . . . .                                  (37)                                 --
Issuance of common stock in payment of
  liabilities for services. . . . . . .                               14,999                              15,000
Issuance of common stock in connection
  with cancellation of agreement for
  services . . . . . . . . . . . . . .                               249,976                             250,000
Issuance of common stock upon exercise
  of options . . . . . . . . . . . . .                                 9,998                              10,000
Sale of common stock - net . . . . . .                               960,146                             960,466
Retirement of Class B Preferred Stock.                                    61                                  --
Net Loss . . . . . . . . . . . . . . .                                                (9,767,766)     (9,767,766)
                                        -------    --------     -------------      --------------    ------------
Balance at December 31, 1997 . . . . .                          $ 42,971,820   0   $ (39,831,418)    $ 3,143,406


Issuance of common stock in payment of
  previously established liabilities .                               117,107                             117,166
Issuance of common stock and warrants
  in payment of liabilities for services
  rendered . . . . . . . . . . . . . .                               186,607                             186,750
Issuance of warrants for services
  rendered . . . . . . . . . . . . . .                               701,206                             701,206
Acquisition of treasury shares . . . .   3,095     (10,395)                                              (10,395)
Adjustment of common stock to reflect
  payment of fractional shares in cash
  in connection with reverse stock
  split. . . . . . . . . . . . . . . .                                                                         0
Sale of common stock - net . . . . . .                             1,408,747                           1,410,625
Issuance of Class A Preferred Stock. .                                                                   930,000
Net loss . . . . . . . . . . . . . . .                                               (2,406,715)      (2,406,715)
                                        -------    --------     -------------      -------------     ------------
Balance at December 31, 1998 . . . . .   3,095     $(10,395)    $ 45,385,487       $(42,238,133)     $ 4,072,043
                                        =======    ========     =============      =============    =============


                     See report of independent auditors and accompanying notes.

        Software Publishing Corporation Holdings, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Year Ended December 31,
                                                      _______________________________
                                                            1998             1997
                                                            ____             ____
Operating activities:
Net income (loss) . . . . . . . . . . . .             $ (2,406,715)     $ (9,767,766)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization . . . . .                2,570,924         6,358,731
  Provision for doubtful accounts . . . .                  665,000           171,000
  Unrealized holding gain on marketable
    securities. . . . . . . . . . . . . .                  (90,000)               --
  Gains on sale of fixed assets . . . . .                   (9,409)               --
  Sale of marketable securities . . . . .                  173,600         6,154,580
  Changes in assets and liabilities:
    Accounts receivable . . . . . . . . .               (1,128,449)          496,688
    Inventories . . . . . . . . . . . . .                 (139,368)          146,251
    Prepaid expenses and other current
     assets . . . . . . . . . . . . . . .                 (354,677)          (93,742)
    Other assets. . . . . . . . . . . . .                   (3,778)           59,938
    Accounts payable. . . . . . . . . . .                  586,243          (493,863)
    Accrued liabilities . . . . . . . . .               (1,359,937)       (5,808,791)
                                                      -------------     -------------
      Net cash used in operating
       activities . . . . . . . . . . . .               (1,496,566)       (2,776,974)
                                                      -------------     -------------

Investing activities:
Purchase of property and equipment . . .                  (103,415)         (266,275)
Restricted cash draw downs . . . . . . .                   100,000         1,350,000
Proceeds from sales of property and
  equipment. . . . . . . . . . . . . . .                    58,480                --
                                                      -------------     -------------
     Net cash provided by investing
      activities . . . . . . . . . . . .                    55,065         1,083,725
                                                      -------------     -------------

Financing activities:
Proceeds from sale of common stock - net                 1,410,625           970,466
Payment of long-term debt. . . . . . . .                  (167,834)       (1,523,918)
Purchase of treasury stock . . . . . . .                   (10,395)               --
                                                      -------------     -------------
     Net cash provided by (used in
      financing activities . . . . . . .                 1,232,396          (553,452)
                                                      -------------     -------------

(Decrease) in cash and cash equivalents.                  (209,105)       (2,246,701)
Cash and cash equivalents at beginning
  of year. . . . . . . . . . . . . . . .                 2,586,753         4,833,454
                                                      -------------     -------------
Cash and cash equivalents at end of year              $  2,377,648      $  2,586,753
                                                      =============     =============

Supplemental disclosure of noncash financing and investing activities:
Issuance of Class A Preferred Stock
  for marketable securities . . . . . .               $    930,000                --
Issuance of common stock for previously
  established liabilities . . . . . . .                    117,166      $    265,000
Issuance of common stock in payment of
  liabilities for services rendered . .                    186,750                --
Issuance of warrants to purchase common
  stock for services rendered . . . . .                    701,206                --

Supplemental  disclosures  of cash flow  information:
Cash paid during the year for:
  Interest paid . . . . . . . . . . . .               $    107,704      $     60,328
  Income taxes. . . . . . . . . . . . .                     55,564             1,974

           See report of independent auditors and accompanying notes.

         Software Publishing Corporatin Holdings, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998


1.   Summary of Significant Accounting Policies

Nature of Business

     Software Publishing Corporation Holdings, Inc. (formerly known as Allegro New Media, Inc.) ("SPCH") and subsidiaries (collectively, the "Company"), is an international developer and supplier of desktop publishing, presentation graphics and other visual communications business and productivity computer software products to corporate customers, consumers, retail and wholesale customers and original equipment manufacturers primarily in the United States and Europe.

Reverse Stock Split

     The Company effected a one-for-three (1:3) reverse stock split, effective as of the close of business on May 27, 1998. All share and per share amounts for all years presented have been adjusted to reflect such reverse stock split.

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

Business Combinations

     The Company has accounted for all business combinations under the purchase method of accounting. Under this method the purchase price is allocated to the assets and liabilities of the acquired enterprise as of the acquisition date based on their estimated respective fair values and are subject to revision for a period not to exceed one year from the date of acquisition. The results of operations of the acquired enterprises are included in the Company's consolidated financial statements for the period subsequent to their acquisition.

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

         Software Publishing Corporatin Holdings, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998


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

     Acquired software consists of the value of developed products acquired as a result of business combinations and is being amortized over a three year period.

Property and Equipment

     Property and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets, generally 3 to 7 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the life of the improvement or the remainder of the lease term.

Goodwill

     Goodwill represents costs in excess of the fair value of net assets of businesses acquired in purchase transactions. Goodwill is being amortized on a straight-line basis over 5 years. Goodwill associated with the Software Publishing Corporation acquisition (see note 2) was reduced during 1997 to reflect the settlement and adjustment of acquisition and pre-acquisition liabilities and accruals.

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

Income Taxes

     The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are

         Software Publishing Corporatin Holdings, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The resulting asset at December 31, 1998 was fully reserved since management does not believe it is more likely than not that the tax benefit will ultimately be realized.

Loss Per Share

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") in the year ended December 31, 1997. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share.

     Basic loss per share is computed based upon the weighted average number of common shares outstanding during each year. Stock options and warrants did not have an effect on the computation of diluted earnings (loss) per share in 1998 and 1997 since they were anti-dilutive.

Marketable Securities

     The Company accounts for investments in marketable securities pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). SFAS No. 115 requires, among other things, the classification of investments in one of three categories based upon the Company's intent: (a) trading, (b) available-for-sale and (c) held-to-maturity, with trading and available-for-sale securities carried at market value and held-to-maturity securities carried at amortized cost. The Company accounts for marketable securities as trading securities and gains and losses are included in the statement of operations.

Fair Value of Financial Investments

     The fair value of the Company's financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities and short- and long-term debt approximate their carrying values because of short-term maturities or because their interest rates approximate current market rates.

Advertising and Promotion Costs

     Advertising and promotion costs include the costs of advertising, catalogues, direct mail and postage and are expensed as incurred. These costs amounted to approximately $5,736,000 and $6,978,000 in 1998 and 1997, respectively.

Recently Issued Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of SFAS No. 130 had no impact on the Company's consolidated financial statements since the Company's only component of comprehensive income is net income (loss).

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report

         Software Publishing Corporatin Holdings, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

information about operating segments in financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The adoption of SFAS No. 131 had no significant impact on the Company's consolidated financial statements since the Company has only one operating segment.


     2.   Business Combinations and Acquisitions

     In July 1996, the Company acquired Serif Inc. and Serif (Europe) Limited (collectively, the "Serif companies"). The aggregate purchase price, including all direct costs, was approximately $4,200,000 and was principally financed through the issuance of 333,333 shares of the Company's common stock. The cost of the acquisition exceeded the fair value of Serif's net assets by approximately $400,000, which was recorded as goodwill.

     In December 1996, the Company acquired Software Publishing Corporation ("SPC"). The aggregate purchase price, including all direct costs, was approximately $30,000,000 and was principally financed through the issuance of 1,125,305 shares of the Company's common stock. The cost of the acquisition exceeded the fair value of SPC's net assets by approximately $3,795,000, which was recorded as goodwill as of the acquisition date and was subsequently eliminated in 1997 as a result of settlement and adjustment of pre-acquisition liabilities and accruals.


     3.   Marketable Securities

     Marketable securities at fair market value consist of the following at December 31, 1998:


           Common stock of X-Ceed, Inc. . . . . . . . . .   $  1,020,000
                                                            ------------
                                                            $  1,020,000
                                                            ============

     Unrealized holding gains on these securities amounted to $90,000 at December 31, 1998, which amount has been included in other income for 1998.


4.   Property and Equipment

     Property and equipment consists of the following as of December 31, 1998:

           Office furniture and equipment . . . . . . . .   $    908,402
           Leasehold improvements . . . . . . . . . . . .        195,030
                                                            ------------
                                                               1,103,432
           Less accumulated depreciation. . . . . . . . .       (657,985)
                                                            ------------
           Total. . . . . . . . . . . . . . . . . . . . .   $    445,447
                                                            ============

         Software Publishing Corporatin Holdings, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

5.   Debt

     Debt consists of the following at December 31, 1998:


          Notes payable - landlord payable in monthly
            installments of $1,402 through March 2002
            and bearing interest at 10% per annum . . . . . .  .    $    46,528
          Bank loans payable in monthly  installments
            of $4,100 through July 2000 and bearing
            interest at 9.5% per annum . . . . . . . . . . . . .         23,347
          Capital lease obligation payable in quarterly
            installments of $6,300 through June 2002
            and bearing interest at 10.25% per annum . . . . . .         75,922
          Litigation settlement, payable in monthly
            installments of $10,000 through May 1999
            and bearing interest at 7% per annum . . . . . . . .         45,000
          Directors and officers insurance premium
            financing, payable in monthly installments
            of $11,909 through September 1999 and
            bearing interest at 7.75% per annum. . . . . . . . .        103,801
                                                                    ------------
                                                                        294,598
          Less current maturities. . . . . . . . . . . . . . . .       (195,044)
                                                                    ------------
                                                                    $    99,554
                                                                    ============

     Maturities of long-term debt as of December 31, 1998 are as follows:

                   Year Ending
                   December 31,                  Amount
                    1999 . . . . .              195,044
                    2000 . . . . .               44,417
                    2001 . . . . .               37,746
                    2002 . . . . .               17,391
                                               --------
                    Total. . . . .             $294,598
                                               ========

     The Company's United Kingdom subsidiary has a letter of credit facility of approximately $400,000, collateralized by substantially all of the subsidiary's assets. No amounts were drawn upon at December 31, 1998.


     6.   Accrued Liabilities

     Accrued liabilities at December 31, 1998 consist of the following:


          Accrued legal costs. . . . . . . . . . . .     $  154,297
          Accrued royalties. . . . . . . . . . . . .        138,628
          Valued added and other taxes payable . . .        915,794
          Other accruals . . . . . . . . . . . . . .      1,253,061
                                                         ----------
                                                         $2,461,780
                                                         ==========

         Software Publishing Corporatin Holdings, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998


7.   Stockholders' Equity

     In 1996, the Company granted warrants, exercisable at $20.625 per share until August 22, 2002, to purchase 166,666 shares of the Company's common stock and agreed to issue 23,809 shares of its common stock to the underwriter of its initial public offering, and a designee thereof, to modify and terminate, respectively, certain contractual rights of such underwriter. The 23,809 shares of common stock were issued in 1997 in satisfaction of the related liability of $250,000 recorded in 1996.

     In 1997, the Company issued an aggregate 37,090 shares of common stock in payment for services associated with the acquisition of SPC to three financial advisors which was accrued for and reflected in additional paid-in capital in 1996 and issued 825 shares of its common stock for payment of $15,000 in consulting fees which was accrued as a liability in 1996. Also in 1997, the Company received proceeds of $10,000 for the issuance of 1,666 shares of common stock for the exercise of certain stock options and the Company consummated the sale of an aggregate 320,333 shares of common stock to five investors for net proceeds of $960,466 in private transactions. In connection with such sale, the Company issued a five year option to purchase 32,033 shares of common stock, at an exercise price of $3.8268 per share, to a financial advisor.

     In 1998, the Company issued an aggregate of 58,585 shares of common stock in payment of previously established liabilities incurred in 1996 and 1997 for the acquisition of certain software, goods and legal and consulting services.

     In 1998, the Company issued an aggregate of 143,333 shares of common stock and warrants to purchase 33,332 shares of common stock, exercisable at various prices ranging from $1.50 to $3.83 (subject to adjustment) per share, in payment for services rendered in 1998 by consultants and the Chairman of the Board.

     In 1998, the Company retained an investment banking firm and consultants and, in connection therewith, issued warrants, valued at $701,206, to purchase 1,390,000 shares of common stock. The related deferred charges are being amortized over periods of one to five years.

     In 1998, the Company acquired an aggregate 3,095 shares of common stock, of which 1,237 shares were held by a former employee of one of the Company's subsidiaries and 1,858 shares were held by a trust for the benefit of certain of the employees of such subsidiary. The Company is holding such 3,095 shares in its treasury.

     On May 26, 1998, the stockholders of the Company granted the Board of Directors of the Company authority to amend the Company's Certificate of Incorporation to authorize either a one-for-two (1:2), one-for-three (1:3) or one- for-five (1:5) reverse stock split of the common stock. Following such stockholder action, the Company's Board of Directors authorized a one-for-three (1:3) reverse stock split of the common stock. The reverse stock split became effective as of the close of business on May 27, 1998.

     In 1998, the Company sold an aggregate of 1,877,968 shares of common stock to a number of investors (including directors, officers and employees of the Company and their affiliates) for net proceeds of $1,410,625.

Preferred Stock

     There are 1,939,480 authorized shares of Serial Preferred Stock, par value $.001 per share. Any shares of Serial Preferred Stock that have been redeemed are deemed retired and extinguished and may be reissued. The Board of Directors establishes and designates the series and fixes the number of shares and the relative rights, preferences and limitations of the respective series of the Serial Preferred Stock. There were 930 shares of Class A Cumulative Non-

         Software Publishing Corporatin Holdings, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

Convertible Redeemable Preferred Stock, Series A (the "Class A Preferred Stock") issued and outstanding at December 31, 1998.

     In 1998, the Company authorized 1,500 shares of Class A Preferred Stock. Under the Company's Certificate of Designations, holders of shares of Class A Preferred Stock are entitled to (a) cumulative dividends of $140 per share per annum, payable semi-annually on June 30 and December 31 of each calendar year, commencing on June 30, 1999, (b) a liquidation preference of $1,000 per share and (c) the right to elect one director in the event the Corporation fails to tender in full three consecutive semi-annual dividend payments. In addition, the Company has the right to redeem the Class A Preferred Stock, in part or whole, at any time, upon payment of $1,300 per share of Class A Preferred Stock plus any accrued and unpaid dividends on the Class A Preferred Stock so redeemed.
Subsequent to December 31, 1998, the holder of the 930 outstanding shares of Class A Preferred Stock exchanged such shares for 930 shares of Class C Cumulative Non-Convertible Redeemable Preferred Stock, Series A and received warrants to purchase 260,000 shares of common stock, at an exercise price of $1.0625 per share (see note 15). Dividends accrued on Class A Preferred Stock through December 31, 1998 amounted to approximately $6,000.

     The Class B Voting Preferred Stock, Series A ("Class B Voting Preferred") has maximum liquidation rights of $.001 per share, but is not permitted to receive dividends. The issued shares of the Class B Voting Preferred were retired and canceled during 1997.

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


     8.   Restructuring Expenses

     In  connection  with the closure of its  California  offices  initiated  in
December 1997 and completed in February 1998, the Company initiated a restructuring program, the expenses and charges relating to which consisted of employee severance arrangements ($84,292), a settlement agreement with its former President and Chief Executive Officer ($256,000), the elimination of lease facilities in California and other related costs ($35,610).

         Software Publishing Corporatin Holdings, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998


9.   Income Taxes

     At December 31, 1998, the Company has available net operating loss carryforwards of approximately $84,000,000 that expire in years 2002 through 2018, and general business credit carryovers of approximately $1,500,000, which expire in years 2005 and 2006. These carryforwards are subject to the limitations as described below.

     The significant components of the Company's deferred tax assets and liabilities, as of December 31, 1998, are as follows:

          Current:
           Reserve for accounts receivable, inventory and other. .  $   688,000
          Non-current:
           Depreciation. . . . . . . . . . . . . . . . . . . . . .    1,721,000
           General business credit carryforwards . . . . . . . . .    1,527,000
           Net operating loss carryforwards. . . . . . . . . . . .   33,649,000
                                                                    ------------
          Total deferred tax assets. . . . . . . . . . . . . . . .   37,585,000
           Valuation allowance for deferred tax assets . . . . . .  (37,585,000)
                                                                    ------------
          Net deferred tax assets. . . . . . . . . . . . . . . . .  $         0
                                                                    ============

    The decrease in the valuation allowance during the year ended December 31, 1998 in the amount of $191,000 was due principally to a partial utilization of the net operating loss carryover.

    The Company's profit (loss) before taxes is comprised of the following:

                                                     Year Ended December 31,
                                                -------------------------------
                                                     1998              1997
                                                     ----              ----
           United States. . . . . . . . .       $ (3,071,051)     $ (9,871,203)
           Foreign. . . . . . . . . . . .            693,877           150,472
                                                -------------     -------------
                                                $ (2,377,174)     $ (9,720,731)
                                                =============     =============

    The provision for income taxes of $29,541 for 1998 and $47,035 for 1997 consists principally of foreign taxes which are currently payable.

    The reconciliation of income tax computed at the United States federal statutory tax rates to the recorded income tax expense is as follows:

                                                    Year Ended December 31,
                                                -------------------------------
                                                    1998              1997
                                                    ----              ----
           Tax (benefit) at United States
            federal statutory rates . . .       $   (808,000)     $ (3,305,000)
           Permanent differences. . . . .            999,000         2,325,000
           Change in valuation allowance.           (191,000)          980,000
           Foreign and state income taxes             29,541            47,205
                                                -------------     -------------
                                                $     29,541      $     47,205
                                                =============     =============

    The Tax Reform Act of 1986 enacted a complex set of rules limiting the potential utilization of net operating loss and tax credit carryforwards in periods following a corporate "ownership change." In general, for federal income tax purposes, an ownership change is deemed to occur if the percentage of stock of a loss corporation owned (actually,

         Software Publishing Corporatin Holdings, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998


constructively and, in some cases, deemed) by one or more "5% shareholders" has increased by more than 50 percentage points over the lowest percentage ownership of such stock owned during a three-year testing period. With regard to the purchase of SPC, such a change in ownership occurred. As a result of the change, the Company's ability to utilize its net operating loss carryforwards and general business credits will be limited to approximately $1.2 million of taxable income per year through December 31, 1996 and losses subsequent to 1996 can be fully utilized until they are used or expired. The SPC portion of the net operating loss carryforwards totaling approximately $69 million are also subject to the additional limitation that such losses can only be utilized to offset the separate company taxable income of SPC.

    In connection with the purchase of SPC, the Company applied for a closing agreement with the Internal Revenue Service (the "IRS") pursuant to which the Company will become jointly and severally liable for SPC's tax obligations upon occurrence of a "triggering event" requiring recapture of dual consolidated losses previously utilized by SPC. Such closing agreement would avoid SPC's being required to recognize a tax of approximately $8 million on approximately $24.5 million of SPC's previous dual consolidated losses. The IRS has, to date, refused to grant the Company's application for such a closing agreement because of alleged deficiencies in SPC's pre-acquisition dual loss certifications. The IRS has indicated that it will consider alternative measures, which the Company is presently evaluating, to correct these deficiencies and allow for such a closing agreement. While the Company believes that the IRS should agree to such a closing agreement, no assurance can be given that the IRS will do so and, absent extraordinary relief, any failure to do so could result in the recognition of this tax liability.


    10. Stock Option Plans

    The Company has four stock options plans: the 1994 Long-Term Incentive Plan (the "1994 Incentive Plan"), Outside Directors and Advisors Stock Option Plan (the "Company Directors Plan") and the Software Publishing Corporation 1989 Stock Option Plan and Software Publishing Corporation 1991 Stock Option Plan (collectively, the "SPC Stock Plans"). All plans are administered by the Board of Directors or a committee thereof.

    The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    Elements of the Company's various stock option plans include the following:

    The 1994 Incentive Plan - In December 1993, the Company's Board of Directors and stockholders adopted the 1994 Incentive Plan. Under the terms of the 1994 Incentive Plan, the Company's Board of Directors or a committee thereof may grant options, stock appreciation rights, restricted stock performance grants of the Company's common stock, cash or other assets to employees, consultants and others who perform services for the Company at such prices as may be determined by the Board of Directors (which price may be no less than 85% of the fair market value of the common stock on the date of grant in the case of nonqualified stock options). The maximum number of shares of common stock subject to the 1994 Incentive Plan is 1,333,333. The options currently outstanding vest over a period of up to five years and expire after 10 years.

     The Company Directors Plan - In August 1995, the Company's Board of Directors and stockholders approved the Company Directors Plan. Under the terms of this plan, each new non-employee director and member of the Advisory Committee receives options to purchase 25,000 shares exercisable at fair market value on the date of grant upon becoming such a director or member. In addition, on each August 1 thereafter each such person will receive options to purchase 10,000 shares of the Company's common stock at an exercise price equal to the fair market value

         Software Publishing Corporatin Holdings, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998


at the respective dates of grant. The Advisory Committee of the Company was dissolved in 1997. The maximum number of shares of common stock subject to the Company Directors Plan is 166,666. The options vest over a period of two years and expire after 10 years.

    The SPC Plans - Options under the SPC Stock Plans may be granted for periods of up to ten years, for the 1989 plan, at prices no less than 50% of fair value and, for the 1991 plan, an exercise price no lower than 85% of fair value, in each case for non qualified options, and at not less than fair market value for incentive stock options. To date all options have been issued at fair value. Options become exercisable at such times and under such conditions as determined by the Board of Directors. As a result of the acquisition of SPC by the Company all options outstanding under the SPC Plans were converted (based on the exchange ratio used to complete the acquisition) to options to acquire the Company's common stock. The maximum number of shares of common stock subject to the SPC Stock Plans is 232,310.

    In addition to the plans described above, the Company's Board of Directors from time-to-time has granted outside consultants and vendors non-plan options. Specific terms of each such grant are at the sole discretion of the Board of Directors and are generally at prices not less than the fair market value at the date of grant.

    Option activities under the plans and for the non-plan options are detailed in the following table:

                                                                                                           Weighted
                                                                                                            Average
                                               1994         Company's                                      Exercise
                                             Incentive      Directors            SPC         Non-          Price Per
                                               Plan           Plan              Plans        Plan           Share
                                               ----           ----              -----        ----           -----
Outstanding at January 1, 1997 . . .         487,182        123,445            217,120      50,000          $ 11.97
 Granted . . . . . . . . . . . . . .       1,170,906         16,666             18,333          --             6.18
 Exercised . . . . . . . . . . . . .          (1,666)            --                 --          --             6.00
 Forfeited . . . . . . . . . . . . .        (416,333)        (8,333)          (162,996)         --            10.29
 Repriced - granted. . . . . . . . .         245,575         40,000              1,624          --             3.75
 Repriced - forfeited. . . . . . . .        (327,433)       (53,333)            (2,165)         --             8.88
                                           ----------       --------          ---------     ------          --------
Outstanding at December 31, 1997 . .       1,158,231        118,445             71,916      50,000          $  6.87
                                           ----------       --------          ---------     ------          --------

 Granted . . . . . . . . . . . . . .         495,001         49,998                 --          --          $  0.95
 Forfeited . . . . . . . . . . . . .        (511,535)       (12,781)           (63,876)    (33,334)           (7.26)
 Repriced - granted. . . . . . . . .         430,723         34,377                 --          --             1.38
 Repriced - forfeited. . . . . . . .        (430,723)       (34,377)                --          --            (4.01)
                                           ----------       --------          ---------     ------          --------
Outstanding at December 31, 1998 . .       1,141,697        155,662              8,040      16,666          $  2.43
                                           ==========       ========          =========     ======          ========

Exercisable at December 31, 1998 . .         459,929        130,592              8,040      16,666          $  3.72
                                           ==========       ========          =========     ======          ========

Exercisable at December 31, 1997 . .         102,811         92,580             47,610      50,000          $ 11.52
                                           ==========       ========          =========     ======          ========


    As of December 31, 1998, 1,719,117 shares of common stock are reserved for issuance under the plans described above.

    On May 27, 1998, the Company effected a one-for-three reverse stock split. All option balances and activities have been adjusted to reflect this reverse stock split.

         Software Publishing Corporatin Holdings, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

    In August 1997, the Company offered to the Company's then current officers, employees and directors holding options granted under the Company's various stock option plans an opportunity to reprice the exercise price of their respective options granted under the Company's stock option plans to $3.75 per share of common stock which was the fair value as of the effective date of this repricing program, provided that the option holder surrender 25% of their options.

    Effective July 1998, the Company adopted a repricing program pursuant to which (a) the Company offered to each optionee (each, an "Eligible Optionee") granted one or more options under any of the Company's various stock plans who, as of July 17, 1998, was either an employee or a director of the Company, the right to exchange each outstanding option (each, an "Eligible Option") granted to such Eligible Optionee under the Company's various stock option plans for the issuance of two options (collectively, the "Repriced Options"), the first such option (the "New Option") entitling the Eligible Optionee to purchase up to 75% of the number of shares of common stock that were issuable under the Eligible Option so exchanged, at an exercise price per share equal to $1.375, the closing per share price on the effective date of the repricing program, and the second such option (the "Non-Repriced Option") entitling such Eligible Optionee to purchase up to 25% of the number of shares of common stock that were issuable under the Eligible Option so exchanged, at an exercise price per share equal to the exercise price per share under the Eligible Option so exchanged. To the extent the Eligible Option so exchanged was exercisable, the Non-Repriced Option shall be exercisable and, where the number of shares exercisable under the Eligible Option so exchanged exceeded the number of shares issuable under the Non-Repriced Option, any such options shall be immediately exercisable under the New Option. Further, to the extent the Eligible Option so exchanged was not exercisable, the Non-Repriced Option shall first become exercisable in accordance with the earliest dates set forth in the Eligible Option so exchanged for the exercisability of shares issuable under the Eligible Option so exchanged, and the shares of common stock issuable under the New Option shall become exercisable over the next four years. In addition, each New Option shall have a term expiring ten years from the effective date of the repricing program and shall be deemed granted under such of the Plans under which the Eligible Option was originally granted and the Non-Repriced Option shall be deemed granted under such of the Plans under which the Eligible Option was originally granted. Except as otherwise noted, each of the Repriced Options shall otherwise be identical to the Eligible Option so exchanged.

    The weighted average fair value of options granted was $.60 and $4.71 for 1998 and 1997, respectively.

         Software Publishing Corporatin Holdings, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998


    At December 31, 1998, for each of the following classes of options as determined by range of exercise price, the following information regarding weighted-average exercise prices and weighted average remaining contractual lives of each class is as follows:

                                                                                                           Weighted
                                                                 Weighted                                  Average
                                                 Weighted        Average                                   Exercise
                                                 Average         Remaining          Number of              Price of
                                   Number        Exercise      Contract Life         Options               Options
                                     of          Price of      of Outstanding       Currently             Currently
     Option Class                 Options        Options          Options           Exercisable           Exercisable
     ------------                 -------        --------      --------------       -----------           -----------
     Prices ranging from:
      $0.656 - $1.99 . .          975,927        $  1.06           9.67               317,425              $  .93
      $2.00 - $3.99. . .          184,660           3.52           7.81               165,438                3.53
      $4.00 - $5.99. . .              499           4.78           8.76                   249                5.06
      $6.00 - $7.99. . .           61,413           6.61           6.41                50,250                6.50
      $8.00 - $ 9.99 . .               --             --             --                    --                  --
      $10.00 - $11.99. .           54,779          11.17           7.09                45,411               11.20
      $12.00 - $13.99. .           16,373          13.36           6.83                16,373               13.36
      $14.00 - $15.99. .               --             --             --                    --                  --
      $16.00 - $17.99. .           28,331          17.63           7.58                19,998               17.63
      $18.00 - $21.99. .               --             --             --                    --                  --
      $22.00 - $23.99. .               83          23.25           7.70                    83               23.25

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had been accounting for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1998 and 1997, respectively: weighted-average risk-free interest rates of 5.21% for 1998 and 6.25% for 1997; no dividends; volatility factors of the expected market price of the Company's common stock of .7 for 1998 and 1.2046 for 1997; and a weighted-average expected life of the options of five years for 1998 and
5.1 years for 1997.

     For purposes of pro forma disclosures, the estimated fair value of the options granted in 1998, 1997 and 1996 is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                    1998           1997
                                                                    ----           ----
           Pro forma net loss. . . . . . . . . . . . . . . . . . $(3,083,875)    $(11,204,354)
           Pro forma net loss per share - basic and diluted. . . $      (.84)           (1.37)

     The pro forma disclosures presented above for 1998 and 1997, respectively, reflect compensation expense only for options granted in 1998, 1997 and 1996. These amounts may not necessarily be indicative of the pro forma effect of SFAS No. 123 for future periods in which options may be granted.

         Software Publishing Corporatin Holdings, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998


     11.  Commitments and Contingencies

Leases

     The Company leases various office space under non-cancelable operating leases. In addition to the fixed rentals, certain of the leases require the Company to pay additional amounts based on specified costs related to the property. Certain of the leases have renewal options for periods of up to 2 years. Rental expense was approximately $158,000 and $540,000 in 1998 and 1997, respectively. Restricted cash of $200,000 at December 31, 1998 represents collateral for a letter of credit of like amount which serves as a lease security deposit for premises in California previously occupied by the Company and now sub-leased.

     Future minimum lease payments under non-cancelable operating leases with terms of one year or more are as follows:

                    1999 . . . . .           $  244,000
                    2000 . . . . .              136,000
                    2001 . . . . .              272,000
                    2002 . . . . .               51,000
                                             ----------
                    Total. . . . .           $  703,000
                                             ==========

Pending Litigation

    On January 30, 1998, an action was commenced against the Company, Mark E. Leininger and Barry A. Cinnamon in the United States District Court, Southern District of New York. Mr. Leininger currently is President, Chief Operating Officer and a director of the Company and Mr. Cinnamon formerly was Chairman of the Board, President and Chief Executive Officer of the Company. In the action, plaintiffs allege that, in October 1997, they purchased an aggregate 296,333 shares of the Company's common stock for gross proceeds of $919,495 based upon certain statements made to one of the plaintiffs. Plaintiffs further allege that such statements were intentional misrepresentations of material fact that were designed to deceive plaintiffs as to the Company's true financial state and to induce the plaintiffs to invest in the Company. Plaintiffs seek recission of their investment and a return of their purchase price and certain other relief. The Company believes that these claims are without merit and intends to vigorously defend itself in this action. The Company has filed an answer in this action denying the plaintiffs' allegations and asserting affirmative defenses, including that the plaintiffs' subscription agreements bar plaintiffs' claims, and asserting counterclaims that, among other things, plaintiffs breached certain of the representations contained in their subscription agreements, that plaintiff Altman breached his fiduciary duties to the Company and that plaintiffs' violated Section 13(d) of the Exchange Act by filing a materially false and misleading Schedule 13D with respect to the Common Stock.

    In May 1998, the action commenced by the Company's former Chairman of the Board, President and Chief Executive Officer and his wife, also a former officer and director of the Company, was settled at a cost to the Company of approximately $200,000, which amount had been accrued at December 31,1997.

    In the fourth quarter of 1998, an action was commenced against the Company in California in which plaintiff is seeking $300,000 in damages for the Company's alleged violation of a lease for office space located in San Jose, California. This is the location at which SPC had its principal place of business and at which the Company had its principal executive offices during the period of January 1997 through January 1998. The Company no longer has any offices at this location. The Company believes that plaintiffs claims in this action are without merit and intends to

         Software Publishing Corporatin Holdings, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

vigorously defend itself in this action. The Company has filed an answer in this action denying the plaintiffs' allegations and this action is currently in the discovery stage.

    The Company has other litigation matters in progress in the ordinary course of business. In the opinion of management, all of such other pending litigation of the Company will be resolved without a material adverse effect of the Company's financial position, results of operations or cash flows.


12. Foreign and Domestic Operations

    The Company conducts its business within the computer software industry.

    Foreign and domestic operations as of December 31, 1998 and for the year then ended are as follows:

                                        United
                                        States         Europe         Eliminations        Consolidated
                                        ------         ------         ------------        ------------

Net sales . . . . . . . . . . . . .   $ 8,431,271    $ 9,840,462                --        $ 18,271,733
(Loss) income before income taxes .    (3,071,051)       693,877                --          (2,377,174)
Depreciation and amortization . . .     2,462,708        108,216                --           2,570,924
Income tax expense. . . . . . . . .            --         29,541                --              29,541
Interest expense. . . . . . . . . .        24,084         43,341                --              67,425
Interest income . . . . . . . . . .        60,148         86,359                --             146,507

Identifiable assets as of
  December 31, 1998 . . . . . . . .   $ 6,780,412    $ 4,789,456       $(1,257,172)       $ 10,312,696
                                      ===========    ===========       ============       ============


    Foreign and domestic operations as of December 31, 1997 and for the year then ended are as follows:

                                        United
                                        States         Europe         Eliminations        Consolidated
                                        ------         ------         ------------        ------------

Net sales . . . . . . . . . . . .     $  8,770,684    $ 8,386,181               --        $ 17,156,865
(Loss) income before income taxes.     (10,445,713)       724,982               --          (9,720,731)
Depreciation and amortization . .        6,305,216         53,515               --           6,358,731
Income tax expense. . . . . . . .            2,789         44,246               --              47,035
Interest expense. . . . . . . . .            9,865         15,980               --              25,845
Interest income . . . . . . . . .           38,088         27,860               --              65,948

Identifiable assets as of
 December 31, 1997. . . . . . . .    $   7,554,216    $ 3,489,164      $  (413,878)       $ 10,629,502
                                     =============    ===========      ============       ============


     13.  Related Party Transaction

     The Company incurred legal expenses of approximately $448,000 in 1998 and $600,000 in 1997 to a law firm in which a director of the Company was a member, of which approximately $278,000 is included in accounts payable at December 31, 1998.

         Software Publishing Corporatin Holdings, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

     14.  Customer Concentration and Credit Risk

     The Company had one customer which accounted for approximately 12.7% and 12.9% of net revenues for the years ended December 31, 1998 and 1997, respectively. This same customer accounted for approximately 36.0% and 4.0% of net outstanding accounts receivable at December 31, 1998 and 1997, respectively. The Company considers several of its customers to be significant. The loss of any of such customers, a significant decrease in product shipments to one or more of them or an inability to collect receivables from one or more of them could adversely affect the Company's business, operating results and financial condition.

     15.  Subsequent Events

     In January 1999, the holder of all 930 shares of the Class A 14% Cumulative Non-Convertible Redeemable Preferred Stock of the Company exchanged such Class A Preferred Stock shares for (i) the issuance of 930 shares of the Class C 11% Cumulative Non-Convertible Redeemable Preferred Stock of the Company, (ii) the issuance of warrants to purchase 260,000 shares of Common Stock, at an exercise price of $1.0625 per share, exercisable immediately and expiring in January 2006, (iii) a payment of $7,134 representing all accrued dividends on the Class A Shares through the effective date of such exchange. The Certificate of Designations with respect to the Class C Preferred Stock authorizes a class of 1,000 shares of Class C Preferred Stock. Holders of shares of Class C Preferred Stock will be entitled to (a) cumulative dividends of $110 per share per annum, payable semi-annually on June 30 and December 31 of each calendar year, commencing on June 30, 1999, (b) a liquidation preference of $1,000 per share and (c) the right to elect one director in the event the Corporation fails to tender in full three consecutive semi-annual dividend payments. In addition, the Company has the right to redeem the Class C Preferred Stock, in part or whole, at any time, upon payment of $1,000 per share of Class C Preferred Stock.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 1999                    SOFTWARE PUBLISHING CORPORATION
                                             HOLDINGS, INC.


                                        By:    /s/ Mark E. Leininger
                                           -------------------------------------
                                                 Mark E. Leininger
                                           President and Chief Operating Officer

                                POWER OF ATTORNEY

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-KSB has been signed on April 14, 1999 by the following persons in the capacities indicated. Each person whose signature appears below constitutes and appoints Mark E. Leininger, with full power of substitution, his/her true and lawful attorney-in-fact and agent to do any and all acts and things in his/her name and on his/her behalf in his/her capacities indicated below which he may deem necessary or advisable to enable Software Publishing Corporation Holdings, Inc. to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-KSB, including specifically, but not limited to, power and authority to sign for him/her in his/her name in the capacities stated below, any and all amendments thereto, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in such connection, as fully to all intents and purposes as he/her might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.


     /s/ Mark E. Leininger       President, Chief Operating Officer and Director
------------------------------    (Principal Executive and Financial Officer)
      Mark E. Leininger


     /s/ Marc E. Jaffe           Chairman of the Board, Secretary and Director
------------------------------
      Marc E. Jaffe


     /s/ Norman W. Alexander      Director
------------------------------
      Norman W. Alexander


     /s/ Neil M. Kaufman          Director
------------------------------
     Neil M. Kaufman


                                   Director
------------------------------
     Martin F. Schacker

          SOFTWARE PUBLISHING CORPORATION HOLDINGS, INC.

                    ANNUAL REPORT ON FORM 10-K
               Fiscal Year Ended December 31, 1998

                          EXHIBIT INDEX


Exhibit
Number    Description of Exhibit
-------   ----------------------

3.1 Composite of Certificate of Incorporation of the Company, as amended to date. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 10-QSB (Date of Report: January 11, 1999) (Commission File Number: 1-14076), filed with the Commission on January 20, 1999.)
3.2       By-laws of the  Company,  as  amended.  (Incorporated  by reference to
          Exhibit 3.3 to the Company's Annual Report on Form 10-KSB (Commission File Number: 1-14076), for the year ended December 31, 1997, filed with the Commission on April 16, 1998.)
4.1       Specimen  Common  Stock Certificate.  (Incorporated  by  reference  to
          Exhibit 4.1 to the Company's Annual Report on Form 10-KSB (Commission File Number: 1-14076), for the year ended December 31, 1997, filed with the Commission on April 16, 1998.)
10.1 Company 1994 Long Term Incentive Plan, as amended to date. (Incorporated by reference to Exhibit 10.46 to the Company's Quarterly Report on Form 10-QSB (Commission File Number: 1-14076), for the quarter ended June 30, 1997, filed with the Commission on August 19, 1997.)
10.2 Company Outside Director and Advisor Stock Option Plan, as amended to date. (Incorporated by reference to Exhibit 10.47 to the
          Company's  Quarterly  Report on Form 10-QSB (Commission  File  Number:
          1-14076), for the quarter ended June 30, 1997, filed with the Commission on August 19, 1997.)
10.3 SPC 1989 Stock Plan. (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Registration Number:
          333-19509),  filed with the Commission on January 10, 1997.)
10.4      SPC 1991 Stock  Option  Plan.  (Incorporated  by  reference to Exhibit
          4.3 to the Company's Registration Statement on Form S-8 (Registration Number: 333-19509), filed with the Commission on January 10, 1997.)
10.5 Settlement and General Release Agreement, dated as of September 26, 1997, among Joseph Szczepaniak, the Company and Software Publishing Corporation. (Incorporated by reference to Exhibit 10.52 to the Company's Quarterly Report on Form 10-QSB (Commission File
          Number: 1-14076), for the quarter ended September 30, 1997, filed with the Commission on November 14, 1997.)
10.6 Settlement and General Release Agreement, dated as of July 25, 1997, among Daniel J. Fraisl, the Company and Software Publishing Corporation. (Incorporated by reference to Exhibit 10.48 to the Company's Quarterly Report on Form 10-QSB (Commission File Number:
          1-14076), for the quarter ended June 30, 1997, filed with the Commission on August 19, 1997.)
10.7 Form of Indemnification Agreement between the Registrant and its executive officers and directors. (Incorporated by reference to
          Exhibit 10.8 to the Company's Registration Statement on Form SB-2 (Registration Number: 33-97184), filed with the Commission on September 21, 1995.)
10.8 Form of Underwriters' Purchase Option (Specimen). (Incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-KSB, for the year ended December 31, 1997, filed with the Commission on April 16, 1998.)
10.9 Registration Rights Agreement, dated July 31, 1996, between the Company and the former stockholders of Serif Inc. and Serif (Europe) Limited. (Incorporated by reference to Exhibit 10.31 to the Company's Current Report on Form 8-K (Date of Report: July 31, 1996) (Commission File Number: 1-14076), filed with the Commission on August 13, 1996.)
10.10 Lease Agreement, dated September 7, 1995, between Community Towers LLC and the Company, for facilities located at 111 North Market Street, San Jose, California. (Incorporated by reference to Exhibit
          10.22 to Software Publishing Corporation's Annual Report on Form 10-K (Commission File Number: 0-14025), for the fiscal year ended September 30, 1995, filed with the Commission on December 29, 1995.)

10.11 Letter Agreement, dated March 27, 1997, between the Company and M.S. Farrell & Co., Inc. (Incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-KSB (Commission File
          Number: 1-14076), for the year ended December 31, 1996, filed with the Commission on April 15, 1997.)
10.12 Financial Advisory Agreement, dated as of November 20, 1997, between the Company and M.S. Farrell & Co., Inc. (Incorporated by reference to
          Exhibit 10.47 to the Company's Annual Report on Form 10-KSB (Commission File Number: 1-14076), for the year ended December 31, 1997, filed with the Commission on April 16, 1998.)
10.13 Amendment to the Financial Advisory Agreement, dated as of January 28, 1998, between the Company and M.S. Farrell & Co., Inc. (Incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-KSB (Commission File Number: 1-14076), for the year ended December 31, 1997, filed with the Commission on April 16, 1998.)
10.14 Letter Agreement, dated April 28, 1998, between the Company and M.S. Farrell & Co., Inc. (Incorporated by reference to Exhibit 10.59 to the Company's Quarterly Report on Form 10-QSB (Commission File Number: 1-14076), for the quarter ended March 31, 1998,
          filed   with   the Commission on May 13, 1998.)
10.15 Form of Warrant Certificate issued to M.S. Farrell Holdings, Inc. ("Holdings"), as assignee of M.S. Farrell & Co., Inc., and certain other persons, as assignees of Holdings. (Incorporated by reference to Exhibit 10.62 to the Company's Quarterly Report on Form 10-QSB (Commission File Number: 1-14076), for the quarter ended June 30, 1998, filed with the Commission on August 14, 1998.)
10.16 Consulting Agreement, dated as of July 25, 1997, between the Company and Daniel J. Fraisl. (Incorporated by reference to Exhibit 10.49 to the Company's Quarterly Report on Form 10-QSB (Commission File Number: 1-14076), for the quarter ended June 30, 1997, filed with the Commission on August 19, 1997.)
10.17 Form of Subscription Agreements, each dated October 23, 1997, between the Company and each of Ronald L. Altman (with respect to 24,000 shares of Common Stock), Gerold M. Fleischner (with respect to 24,000 shares of Common Stock), Howard Milstein (with respect to 865,000 shares of Common Stock), Patriot Group, LP (with respect to 24,000 shares of Common Stock) and Stephen P. Rosenblatt (with respect to 24,000 shares of Common Stock). (Incorporated by reference to Exhibit 10.50 to the Company's Quarterly Report on Form 10-QSB (Commission File Number: 1-14076), for the quarter ended September 30, 1997, filed with the Commission on November 14, 1997.)
10.18 Registration Rights Agreement, dated October 23, 1997, among the Company, Ronald L. Altman, Gerold M. Fleischner, Howard Milstein, Patriot Group, LP and Stephen P. Rosenblatt. (Incorporated by reference to Exhibit 10.51 to the Company's Quarterly Report on
          Form 10-QSB (Commission File Number: 1-14076), for the quarter ended September 30, 1997, filed with the Commission on November 14, 1997.)
10.19 Option, dated October 23, 1997, issued to Ronald L. Altman. (Incorporated by reference to Exhibit 10.53 to the Company's Quarterly Report on Form 10-QSB (Commission File Number: 1-14076), for the quarter ended September 30, 1997, filed with the Commission on November 14, 1997.)
10.20 Settlement and Release Agreement, dated December 19, 1997, among the Company, Barry A. Cinnamon and Lori Kramer Cinnamon. (Incorporated by reference to Exhibit 10.54 to the Company's Current Report on Form 8-K (Date of Report: December 19, 1997) (Commission File Number: 1-14076), filed with the Commission on December 30, 1997.)
10.21 Settlement Agreement, dated May 22, 1998, among the Company, Neil M. Kaufman, Esq., Mark E. Leininger and Barry Cinnamon and Lori Cinnamon.
10.22 License Agreement, dated December 19, 1997, between Software Publishing Corporation and Barry A. Cinnamon. (Incorporated by reference to Exhibit 10.55 to the Company's Current Report on Form 8-K (Date of Report: December 19, 1997) (Commission File Number:
          1-14076),  filed with the Commission  on  December  30,  1997.)
10.23 Amendment No. 1 to Escrow Agreement, dated as of April 1, 1997, among the Company, Serif Inc., Norman W. Alexander, Moritt, Hock & Hamroff, LLP and Blau, Kramer, Wactlar & Lieberman, P.C. (Incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-KSB (Commission File Number: 1-14076), for the year ended December 31, 1997, filed with the Commission on April 16, 1998.)
10.24 Amendment No. 1 to Escrow Agreement, dated as of April 1, 1997, among the Company, Serif (Europe) Limited, Norman W. Alexander, Moritt, Hock & Hamroff, LLP and Blau, Kramer, Wactlar & Lieberman, P.C. (Incorporated by reference to Exhibit 10.50 to the Company's Annual Report on Form 10-KSB (Commission File Number: 1-14076), for the year ended December 31, 1997, filed with the Commission on April 16, 1998.)

10.25 Rights Agreement, dated as of March 31, 1998, between the Company and American Stock Transfer & Trust Company. (Incorporated by reference to Exhibit 10.51 to the Company's Annual Report on Form 10-KSB (Commission File Number: 1-14076), for the year ended December 31, 1997, filed with the Commission on April 16, 1998.)
10.26 Warrant, dated April 7, 1998, registered in the name of Boru Enterprises, Inc., with respect to 50,000 shares of Common Stock (before giving effect to the Company's one-for-three reverse stock split made effective May 27, 1998). (Incorporated by reference to Exhibit 10.53 to the Company's Quarterly Report on Form 10-QSB (Commission File Number: 1-14076), for the quarter ended March 31, 1998, filed with the Commission on May 13, 1998.)
10.27 Warrant, dated April 7, 1998, registered in the name of Boru Enterprises, Inc., with respect to 50,000 shares of Common Stock (before giving effect to the Company's one-for-three reverse stock split made effective May 27,1998). (Incorporated by reference to
          Exhibit 10.54 to the Company's Quarterly Report on Form 10-QSB (Commission File Number: 1-14076), for the quarter ended March 31, 1998, filed with the Commission on May 13, 1998.)
10.28 Form of Subscription Agreement, dated April 28, 1998, between the Company and The Whitehaven Group, LLC. (Incorporated by reference to Exhibit 10.55 to the Company's Quarterly Report on Form 10-QSB (Commission File Number: 1-14076), for the quarter ended March 31, 1998, filed with the Commission on May 13, 1998.)
10.29 Warrant, dated April 28, 1998, registered in the name of The Whitehaven Group, LLC, with respect to 550,000 shares of Common Stock (before giving effect to the Company's one-for-three reverse stock split made effective May 27, 1998). (Incorporated by reference to Exhibit 10.56 to the Company's Quarterly Report on Form 10-QSB (Commission File Number: 1-14076), for the quarter ended March 31, 1998, filed with the Commission on May 13, 1998.)
10.30 Warrant, dated April 28, 1998, registered in the name of The Whitehaven Group, LLC, with respect to 250,000 shares of Common Stock (before giving effect to the Company's one-for-three reverse stock split made effective May 27, 1998). (Incorporated by reference to
          Exhibit 10.57 to the Company's Quarterly Report on Form 10-QSB (Commission File Number: 1-14076), for the quarter ended March 31, 1998, filed with the Commission on May 13, 1998.)
10.31 Form of Subscription Agreement, each executed between April 29, and May 6, 1998, between the Company and each of the April/May 1998 Investors. (Incorporated by reference to Exhibit 10.58 to the Company's Quarterly Report on Form 10-QSB (Commission File Number:
          1-14076), for the quarter ended March 31, 1998, filed with the Commission on May 13, 1998.)
10.32 Warrant, dated as of July 3, 1998, registered in the name of The Whitehaven Group, LLC, with respect to 183,333 shares of Common Stock. (Incorporated by reference to Exhibit 10.60 to the Company's Quarterly Report on Form 10-QSB (Commission File Number: 1-14076), for the quarter ended June 30, 1998, filed with the Commission on August 14, 1998.)
10.33 Warrant, dated as of July 3, 1998, registered in the name of The Whitehaven Group, LLC, with respect to 83,333 shares of Common Stock. (Incorporated by reference to Exhibit 10.61 to the Company's Quarterly Report on Form 10-QSB (Commission File Number: 1-14076), for the quarter ended June 30, 1998, filed with the Commission on August 14, 1998.)
10.34 Form of Subscription Agreement utilized in the December 1998 Private Placement. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 10-QSB (Date of Report: December 15, 1998)(Commission File Number: 1-14076), filed with the Commission on December 16, 1998.)
10.35 Stock Exchange Agreement, dated December 15, 1998, between the Company and Seafish Partners. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 10-QSB (Date of Report:
          December 15, 1998) (Commission File Number: 1-14076), filed with the Commission on December 16, 1998.)
10.36 Letter Agreement, dated January 4, 1999, between the Company and Seafish Partners. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 10-QSB (Date of Report: January 11,
          1999) (Commission File Number: 1-14076), filed with the Commission on January 20, 1999.)
10.37 Form of Subscription Agreement utilized in the Common Stock Sales. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 10-QSB (Date of Report: December 15, 1998) (Commission File Number: 1-14076), filed with the Commission on December 16, 1998.)

10.38 Consulting Agreement between the Company and Target Capital Corp. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 10-QSB (Date of Report: January 11, 1999) (Commission File Number: 1-14076), filed with the Commission on January 20, 1999.)
10.39 Consulting Agreement between the Company and Michel Ladovitch. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 10-QSB (Date of Report: January 11, 1999) (Commission File Number: 1-14076), filed with the Commission on January 20, 1999.)
10.40 Warrant Certificate, with respect to 520,000 shares of Common Stock, registered in the name of Target Capital Corp. (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 10-QSB (Date of Report: January 11, 1999) (Commission File Number:
          1-14076),  filed with the Commission on  January 20, 1999.)
10.41 Warrant Certificate, with respect to 120,000 shares of Common Stock, registered in the name of United Krasna Organizations. (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 10-QSB (Date of Report: January 11, 1999) (Commission File Number: 1-14076), filed with the Commission on January 20, 1999.)
10.42 Warrant Certificate, with respect to 260,000 shares of Common Stock, registered in the name of Seafish Partners. (Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 10-QSB (Date of Report: January 11, 1999) (Commission File
          Number:  1-14076), filed   with the Commission on  January 20,  1999.)
10.43 Warrant Certificate, with respect to 600,000 shares of Common Stock, registered in the name of Regency Investment Partners.
10.44     Letter  Agreement,  dated December 17, 1998,  between the Company Marc
          E. Jaffe.      (Incorporated  by   reference to   Exhibit 10.4  to the
          Company's Current   Report   on   Form   10-QSB       (Date of Report:
          January 11, 1999) (Commission File Number: 1-14076), filed with the Commission on January 20, 1999.)
10.45 Advice of Borrowing Terms, dated December 29, 1998, between Serif (Europe) Limited and National Westminster Bank PLC, and Mortgage Debenture, dated October 9, 1989, between Serif (Europe) Limited and National Westminster Bank PLC.
21        Subsidiaries of the Company.
23.1      Consent of Richard A. Eisner & Company,  LLP.
23.2      Consent of Ernst & Young.
24 Powers of Attorney (set forth on the signature page of this Annual Report on Form 10-KSB).
27        Financial Data Schedule.