Form 10QSB
period 1999-03-31
SOFTWARE PUBLISHING CORP HOLDINGS INC
filed 1999-05-20
CIK 926331

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549



                                   Form 10-QSB


(Mark One)
          [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 1999

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,263,891 shares of Common Stock, as of May 20, 1999.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                          PART I. FINANCIAL INFORMATION


Item                                                                       Pages

Item 1.  Financial Statements:

Condensed Consolidated Balance Sheets as of March 31,
  1999 and December 31, 1998 . . . . . . . . . . . . . . . . . . . . . . . . .3
Condensed Consolidated Statements of Operations for
  the Three Months Ended March 31, 1999 and 1998 . . . . . . . . . . . . . . .4
Condensed Consolidated Statement of Changes in Stockholders'
  Equity for the Three Months Ended March 31, 1999 . . . . . . . . . . . . . .5
Condensed Consolidated Statements of Cash Flows for
  the Three Months Ended March 31, 1999 and 1998 . . . . . . . . . . . . . . .6
Notes to Condensed Consolidated Financial Statements . . . . . . . . . . .7 - 9


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . . . . 10 - 15

                 SOFTWARE PUBLISHING CORPORATION HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       March 31,           December 31,
                                                         1999                  1998
                                                         ----                  ----
                                                     (Unaudited)
                                     ASSETS

Current assets:
  Cash and cash equivalents . . . . . . . . . . .   $  1,096,519          $  2,377,648
  Marketable securities . . . . . . . . . . . . .      1,680,000             1,020,000
  Accounts receivable, net  . . . . . . . . . . .      1,179,043             1,787,551
  Inventories . . . . . . . . . . . . . . . . . .        699,939               706,704
  Prepaid expenses and other current assets . . .      1,187,864               684,268
                                                    -------------         -------------
         Total current assets . . . . . . . . . .      5,843,365             6,576,171

Property and equipment, net . . . . . . . . . . .        418,081               445,447
Acquired software, net. . . . . . . . . . . . . .      1,568,833             2,144,417
Goodwill, net . . . . . . . . . . . . . . . . . .        174,875               193,611
Restricted cash . . . . . . . . . . . . . . . . .        200,000               200,000
Other assets, net . . . . . . . . . . . . . . . .        767,634               753,050
                                                    -------------         -------------
         Total assets . . . . . . . . . . . . . .   $  8,972,788          $ 10,312,696
                                                    =============         =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . .   $  3,675,960           $  3,484,275
  Accrued liabilities . . . . . . . . . . . . . .      1,738,763              2,461,780
  Current portion of long-term debt . . . . . . .        129,422                195,044
                                                    -------------          -------------
         Total current liabilities. . . . . . . .      5,544,145              6,141,099

Long-term debt, less current maturities . . . . .         86,959                 99,554
                                                    -------------          -------------
         Total liabilities. . . . . . . . . . . .      5,631,104              6,240,653
                                                    -------------          -------------

Commitments and contingencies:                                --                     --

Stockholders' equity:
 Serial Preferred Stock, $.001 par value, 1,939,480
   shares authorized;
  Class A, 1,500 shares authorized, 930 issued. .            --                 930,000
  Class C, 1,000 shares authorized, 930 issued. .       930,000                      --
 Preferred Stock
  Class B, Series A, 60,520 shares authorized,
   none issued. . . . . . . . . . . . . . . . . .            --                      --
  Junior Participating, Series A, 100,000 shares
   authorized; none issued. . . . . . . . . . . .            --                      --
 Common stock, $.001 par value, 30,000,000 shares
   authorized; issued 5,266,986 and 5,083,653
   shares, respectively . . . . . . . . . . . . .         5,267                   5,084
 Additional paid-in capital . . . . . . . . . . .    45,330,738              45,385,487
 Accumulated deficit. . . . . . . . . . . . . . .   (42,910,075)            (42,238,133)
 Accumulated other comprehensive loss . . . . . .        (3,851)                     --
 Treasury stock, at cost, 3,095 shares. . . . . .       (10,395)                (10,395)
                                                   -------------           -------------
         Total stockholders' equity . . . . . . .     3,341,684               4,072,043
                                                   -------------           -------------
        Total liabilities and stockholders'
          equity. . . . . . . . . . . . . . . . .   $ 8,972,788            $ 10,312,696
                                                   =============           =============

     See accompanying notes to condensed consolidated financial statements.

                 SOFTWARE PUBLISHING CORPORATION HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                           1999                  1998
                                                           ----                  ----

Net sales . . . . . . . . . . . . . . . . . . . .      $ 4,935,528          $ 3,923,446
Cost of goods sold. . . . . . . . . . . . . . . .        1,532,965              957,644
                                                      -------------         -------------
Gross profit. . . . . . . . . . . . . . . . . . .        3,402,563            2,965,802

Selling, general and administrative expenses. . .        4,004,396            2,701,829
Product development . . . . . . . . . . . . . . .          153,369              255,253
Amortization of goodwill and purchased technology          594,320              592,250
Unrealized holding gain on marketable securities.         (660,000)                  --
Other income, net . . . . . . . . . . . . . . . .          (17,580)             (59,638)
                                                      -------------         -------------
                                                         4,074,505            3,489,694
                                                      -------------         -------------

         Loss before income taxes . . . . . . . .         (671,942)            (523,892)

Income taxes. . . . . . . . . . . . . . . . . . .               --               44,971
                                                      -------------         -------------
         Net loss . . . . . . . . . . . . . . . .         (671,942)            (568,863)
Dividends on Series A and Series C Preferred
  Stock . . . . . . . . . . . . . . . . . . . . .          (26,161)                  --
                                                      -------------         -------------
         Net loss attributable to common
          stockholders. . . . . . . . . . . . . .     $   (698,103)         $  (568,863)
                                                      =============         =============

Net loss per common share:
         Net loss per common share - basic and
          diluted . . . . . . . . . . . . . . . .     $       (.13)         $      (.19)
                                                      =============         =============
         Weighted average number of common shares
           outstanding - basic and diluted. . . .        5,179,394            3,014,298
                                                      =============         =============


     See accompanying notes to condensed consolidated financial statements.

                 SOFTWARE PUBLISHING CORPORATION HOLDINGS, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                       Preferred Stock
                                           ----------------------------------------                          Additional
                                                Class A                Class C           Common Stock          Paid-in
                                           Shares     Amount     Shares      Amount    Shares     Amount       Capital
                                           ------     ------     ------      ------    ------     ------     ----------

Balance at December 31, 1998. . . . .       930     $ 930,000        --          --  5,083,653    $ 5,084   $ 45,385,487
Comprehensive income (loss):
  Net loss. . . . . . . . . . . . . .        --            --        --          --         --         --             --
  Currency translation adjustment . .        --            --        --          --         --         --             --
Total comprehensive loss. . . . . . .        --            --        --          --         --         --             --
Exchange of Class A Preferred
  Stock  for Class C  Preferred
  Stock and Warrants. . . . . . . . .      (930)     (930,000)      930     930,000         --         --        (33,905)
Common stock issued on exercise
  of warrants . . . . . . . . . . . .        --            --        --          --    188,333        183          5,317
Dividends on preferred stock. . . . .        --            --        --          --         --         --        (26,161)
                                           -----     ---------      ---   ---------  ---------    -------   -------------
Balance at March 31, 1999 . . . . . .        --            --       930   $ 930,000  5,266,986    $ 5,267   $ 45,330,738
                                           =====     =========      ===   =========  =========    =======   =============



                                                                 Accumulated
                                                                    Other                                  Total
                                              Accumulated       Comprehensive        Treasury           Stockholders'
                                                Deficit             Loss              Stock                Equity
                                              -----------       -------------        --------           ------------

Balance at December 31, 1998. . . . .        $ (42,238,133)        $    --         $ (10,395)          $ 4,072,043
Comprehensive income (loss):
  Net loss. . . . . . . . . . . . . .             (671,942)             --                --
  Currency translation adjustment . .                   --          (3,851)               --
Total comprehensive loss. . . . . . .                   --              --                --              (675,793)
Exchange of Class A Preferred
  Stock  for Class C  Preferred
  Stock and Warrants. . . . . . . . .                   --              --                --               (33,905)
Common stock issued on exercise
  of warrants . . . . . . . . . . . .                   --              --                --                 5,500
Dividends on preferred stock. . . . .                   --              --                --               (26,161)
                                             -------------         --------         ----------         ------------
Balance at March 31, 1999 . . . . . .         (42,910,075)         $(3,851)         $ (10,395)         $ 3,341,684
                                             =============         ========         ==========         ============




          See accompanying notes to condensed consolidated financial statements.

                 SOFTWARE PUBLISHING CORPORATION HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Three Months Ended March 31,
                                                             1999                 1998

Operating activities:
 Net loss . . . . . . . . . . . . . . . . . . . .      $  (671,942)         $  (568,863)
 Adjustments  to reconcile  net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization . . . . . . . .          635,205              704,815
    Provision for doubtful accounts . . . . . . .               --                7,515
    Unrealized holding gain on marketable
     securities . . . . . . . . . . . . . . . . .         (660,000)                  --
    Sale of marketable securities . . . . . . . .               --              123,600
    Changes in assets and liabilities:
      Accounts receivable . . . . . . . . . . . .          608,508             (425,012)
      Inventories . . . . . . . . . . . . . . . .            6,765               28,518
      Prepaid expenses and other currents assets.         (526,686)              39,713
      Other assets. . . . . . . . . . . . . . . .          (14,584)             (28,756)
      Accounts payable. . . . . . . . . . . . . .          191,685              401,230
      Accrued liabilities . . . . . . . . . . . .         (749,178)            (875,688)
                                                      -------------         -------------
         Net cash used in operating activities. .       (1,180,227)            (592,928)
                                                      -------------         -------------

Investment activities:
 Purchase of property and equipment . . . . . . .          (13,519)             (16,009)
                                                      -------------         -------------
         Net cash used in investing activities. .          (13,519)             (16,009)
                                                      -------------         -------------

Financing activities:
 Payment of long-term debt. . . . . . . . . . . .          (55,127)             (53,566)
 Proceeds from warrant exercise . . . . . . . . .            5,500                   --
 Costs of issuance of preferred stock . . . . . .          (33,905)                  --
                                                      -------------         -------------
         Net cash used in financing activities. .          (83,532)             (53,566)

Effect of exchange rate changes on cash and cash
  equivalents . . . . . . . . . . . . . . . . . .           (3,851)                  --
Net decrease  in cash and cash equivalents. . . .       (1,281,129)            (662,203)
Cash and cash equivalents, at beginning of period        2,377,648            2,586,753
                                                      -------------         -------------
Cash and cash equivalents at end of period. . . .      $ 1,096,519          $ 1,924,550
                                                      =============         =============

Supplemental disclosure of cash flow information:

Interest. . . . . . . . . . . . . . . . . . . . .      $     5,152           $    8,258
                                                      =============         =============
Income taxes. . . . . . . . . . . . . . . . . . .      $        --           $       --
                                                      =============         =============

Supplemental disclosure of non-cash financing and investing activities:

Dividends accrued on preferred stock. . . . . . .      $    26,161           $       --
                                                      =============         =============
Common stock issued in payment of liabilities . .      $        --           $   31,250
                                                     ==============         =============


          See accompanying notes to condensed consolidated financial statements.

                 SOFTWARE PUBLISHING CORPORATION HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Software Publishing Corporation Holdings, Inc. and its wholly owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

The condensed consolidated balance sheet as of December 31, 1998 has been derived from the Company's audited consolidated balance sheet as of that date.


2. Significant Accounting Policies

The following policies have been implemented during the first quarter of 1999:

Software Development Costs

Product development costs for products which have established technological feasibility, but which will not be completed within twelve months, are capitalized and capitalization is discontinued when the product is available for sale. Approximately $50,000 was capitalized at March 31,1999. All other software development costs are expensed as incurred.

Direct-Response Advertising

Advertising costs associated with direct-response advertising, whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to that advertising, are capitalized and recognized ratably in the future as a percentage of actual period to total anticipated revenues. Costs associated with direct-response advertising include mailing list rental, production, and other associated promotional activities.

Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards of reporting and displaying comprehensive income and its components of net income and "other comprehensive income" in financial statements. "Other Comprehensive Income" refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity.

Reclassifications

Certain reclassifications have been made to the 1998 amounts to conform with the 1999 presentation.

3.   Loss per Share

Basic loss per share is computed based upon the weighted average number of common shares outstanding during each period presented. Stock options did not have an effect on the computation of diluted earnings per share in the three month periods ended March 31, 1999 and 1998 since they were anti-dilutive.

The weighted average number of common shares outstanding at March 31, 1998 has been adjusted to reflect the Company's one-for-three (1:3) reverse stock split made effective May 27, 1998.


4. Stockholders' Equity

In January 1999, the holder of all 930 shares of the Class A 14% Cumulative Non-Convertible Redeemable Preferred Stock of the Company exchanged such Class A Preferred Stock shares for (i) the issuance of 930 shares of the Class C 11 % Cumulative Non-Convertible Redeemable Preferred Stock of the Company, (ii) the issuance of warrants to purchase 260,000 shares of Common Stock, at an exercise price of $1.0625 per share, exercisable immediately and expiring in January 2006, and (iii) a payment of $7,134 representing all accrued dividends on the Class A Shares through the effective date of such exchange. The Certificate of Designations with respect to the Class C Preferred Stock authorizes a class of 1,000 shares of Class C Preferred Stock. Holders of shares of Class C Preferred Stock will be entitled to (a) cumulative dividends of $110 per share per annum, payable semi-annually on June 30 and December 31, of each calendar year, commencing on June 30, 1999, (b) a liquidation preference of $1,000 per share and (c) the right to elect one director in the event the Corporation fails to tender in full three consecutive semi-annual dividend payments. In addition, the Company has the right to redeem the Class C Preferred Stock, in part or whole, at any time, upon payment of $1,000 per share of Class C Preferred Stock.

In February 1999, the Company issued 183,333 shares of its common stock pursuant to the exercise of warrants to purchase such shares at $.03 per share.


5. Litigation

On January 30, 1998, an action was commenced against the Company and certain current and former officers, in which plaintiffs allege that, in October 1997, the plaintiffs purchased an aggregate 296,333 shares of the Company's common stock for gross proceeds of $919,495 based upon certain allegedly misleading statements made to one of the plaintiffs which were allegedly designed to deceive plaintiffs as to the Company's true financial state. Plaintiffs seek recission of their investment, a return of their purchase price and certain other relief. The Company believes that these claims are without merit and intends to vigorously defend itself in this action. The Company has denied the plaintiffs' allegations and asserted affirmative defenses, including that the plaintiffs' subscription agreements bar plaintiffs' claims, and has asserted counterclaims that, among other things, plaintiffs breached certain of the representations contained in their subscription agreements, that plaintiff Altman breached his fiduciary duties to the Company and that plaintiffs' violated Section 13(d) of the Exchange Act by filing a materially false and misleading Schedule 13D with respect to the Common Stock. This action currently is in the discovery stage.

In the fourth quarter of 1998, an action was commenced against the Company in California in which plaintiff is seeking $300,000 in damages for the Company's alleged violation of a lease for office space located in San Jose, California. The Company believes that plaintiff's claims in this action are without merit and intends to vigorously defend itself in this action. The Company has filed an answer in this action denying the plaintiff's allegations and this action is currently in the discovery stage.

The Company has other litigation matters in progress in the ordinary course of business. In the opinion of management, all of such other pending litigation of the Company is expected to be resolved without a material adverse effect on the Company's financial position, results of operations or cash flow.


6.   Related Party Transactions

During the first quarter of 1999, the Company incurred approximately $110,000 of legal fees with a law firm of which a director of the Company is a member. Approximately $350,000 owed to such law firm is included in accounts payable at March 31, 1999.


7.   Foreign and Domestic Operations

The Company conducts its business within the computer software industry. Foreign and domestic operations as of March 31, 1999 and 1998, were as follows:

                                              United States          Europe          Consolidated
                                              -------------          ------          ------------
As of March 31,1999:

Net sales . . . . . . . . . . . . . . . .     $ 1,685,370        $ 3,250,158         $ 4,935,528
                                              ============       ============        ============
Income (loss) before income taxes . . . .     $  (905,288)       $   233,346         $  (671,942)
                                              ============       ============        ============
As of March 31,1998:

Net sales . . . . . . . . . . . . . . . .     $ 1,875,219        $ 2,048,227         $ 3,923,446
                                              ============       ============        ============

Income (loss) before income taxes . . . .     $  (773,682)       $   249,790         $  (523,892)
                                              ============       ============        ============

Income tax expense. . . . . . . . . . . .     $        --        $    44,971         $    44,971
                                              ============       ============        ============


8.   Subsequent Events

On April 20, 1999 the Company agreed with the holder of the Class C Preferred Stock that, in the event that the Company calls the Class C Preferred Stock for redemption within 45 days thereafter, then such holder will have the option to purchase from the Company 68,000 shares of the marketable securities held by the Company for an aggregate of $994,500, and to purchase the Company's remaining 52,000 shares of such marketable securities for $1,000,000 of prepaid advertising credits.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Quarterly Report on Form 10-QSB, that are not based on historical fact, include "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements included in this Form 10-QSB involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

    -     the overall  level of business  and  consumer  spending  for  computer software,
    -     the market  acceptance and amount of sales of the Company's products,
    - the extent that the Company's direct marketing programs achieve satisfactory response rates,
    - the ability of the Company to obtain sufficient supplies of successful products,
    -     the efficiency of the Company's telemarketing  operations,
    - the competitive environment within the computer software and direct marketing industries,
    -     the  Company's ability  to  raise   additional   capital,
    - unforeseen operational difficulties and financial losses due to year 2000 computer problems,
    -     the   cost-effectiveness   of  the   Company's   product   development
          activities,
    - the extent to which the Company is successful in developing, acquiring or licensing products which are accepted by the market, and
    - the other factors and information disclosed and discussed elsewhere in this Quarterly Report on Form 10-QSB.

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

General

The Company makes and sells computer software products for both the United States domestic and international markets. Most of these products are visual communication tools comprised of desktop publishing, presentation graphics and graphics/drawing software for the corporate, SOHO and consumer markets. Our products are intended to allow the user to improve the visual and graphical appeal as well as the overall effectiveness of documents and digital images produced by either the Company's or third parties' desktop publishing, web publishing, presentation graphics, e-mail, word processing and other similar applications and products. We currently offer twenty-eight products that operate on the Windows(R) 98, Windows 95, Windows NT(R) , Windows 3.1 and DOS operating systems for IBM personal computers and compatibles. We also sell software products together with certain computer hardware, such as "mouse pens," new personal computers and digital cameras. We have established a multi-channel distribution system utilizing direct mail, telemarketing, retail, corporate and OEM sales channels and also disseminate our software programs over the Internet. The Company currently derives substantially all of its net sales from products sold directly to end-users by its direct mail and telemarketing centers, and to retailers, distributors and corporate purchasers by its internal sales force and independent sales representatives. We estimate that approximately 93% of our net sales for the three months ended March 31, 1999 (the "1999 fiscal period") were generated through the Company's direct sales and telemarketing efforts, compared to 83% of our net sales for the period ended March 31, 1998 (the "1998 fiscal period").

North America and International net sales for the 1999 fiscal period and the 1998 fiscal period were as follows:

                                                 Three Months Ended March 31,
                                    ---------------------------------------------------
                                               1999                         1998
                                    ----------------------        ---------------------
                                         Amount         %           Amount           %
                                         ------       ----          ------         ----
     North America . . . .          $  1,685,370      34.1        $  1,875,219     47.8
     International . . . .             3,250,158      65.9           2,048,227     52.2
     Net sales . . . . . .             4,935,528      100.0       $  3,923,446     100.0

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

Results of Operations

Three Month Period Ended March 31, 1999 Compared to the Three Month Period Ended March 31, 1998

Net Sales. Net sales increased in the 1999 fiscal period by $1,012,082, or 25.8%, to $4,935,528 from $3,923,446 in the 1998 fiscal period. Direct sales increased to $4,568,003, or 93% of total sales in the 1999 fiscal period, compared to $3,255,798, or 83%, in the comparable 1998 fiscal period, representing an increase of $1,312,205, or 40%. The increase in net sales resulted primarily from sales of the Company's Go Digital Camera Pak direct response promotion, which was not available for sale in the 1998 fiscal period. The Company does not expect to be able to sustain the same level of growth in net sales experienced in the1999 fiscal period during the second quarter due to supplier capacity and manufacturing difficulties, as well as financing shortfalls. The Company provided for returns and allowances at 18% of gross sales in the 1999 period as compared to 4% of gross sales in the 1998 fiscal period, primarily as a result of a shift to increased hardware sales which has a greater rate of returns and allowances.

Cost of Good Sold and Gross Profit. Cost of goods sold increased approximately $575,321, or 60%, from $957,644 in the 1998 fiscal period to $1,532,965 in the
1999 fiscal period, as a result of the Company's approximate 26% growth in sales volume and a higher proportion of hardware sales. The Company's cost of goods sold consists primarily of product costs, royalties and inventory allowances for damaged and obsolete products. Product costs consist of the costs to purchase the underlying materials and print both boxes and manuals, media costs (CD-ROMs and other media), assembly costs, and hardware costs. Gross Profit for the 1999 fiscal period was 68.9% compared to 75.6% for the 1998 fiscal period. The decline in margins results primarily from a change in product mix reflecting increased hardware sales. Gross profit may be affected from time to time by the mix of distribution channels used, mix of products sold, and the mix of international versus domestic revenues. In addition, gross margin is expected to fluctuate on a quarterly basis as the Company utilizes alternative direct response promotions.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1,302,567, or 48.2%, to $4,004,396 in the 1999 fiscal period from $2,701,829 in the 1998 fiscal period, primarily as a result of increased catalog and direct mail costs, including the cost of developing an expanded direct-response list in the United States. The Company also incurred increased costs associated with the Company's expansion into Germany as well as costs associated with the Company's development of its anticipated Internet portal/community VisualCities.com.

The Company establishes several of its marketing expenditure levels based on expected net revenues. The Company periodically reviews and adjusts its variable expenditure levels based on actual sales volumes. In the future, the Company's net revenues and operating results could be adversely affected by these and other factors, such as delays in new product introductions, delays in receiving single sourced (e.g., digital cameras) or other manufactured product, the mix of product sales or distribution channels and customer choices regarding operating systems.

Amortization of Acquired Software and Goodwill. Represents the Company's amortization of acquired software and goodwill associated with its acquisitions of Serif and SPC in the 1999 and 1998 fiscal periods.

Unrealized Holding Gain on Marketable Securities. The unrealized holding gain of $660,000 represents the increase in value of the Company's investment in marketable securities for the three month period ended March 31, 1999. On April 20, 1999, the Company agreed with the holder of the Class C Preferred Stock that, in the event that the Company calls the Class C Preferred Stock for redemption within 45 days thereafter, then such holder will have the option to purchase from the Company 68,000 shares of the marketable securities held by the Company for an aggregate of $994,500, and to purchase the Company's remaining 52,000 shares of such marketable securities for $1,000,000 of prepaid advertising credits.

Product Development. Product development expenses in the 1999 fiscal period decreased by approximately $101,884, or 40%, to $153,369 from $255,253 in the 1998 fiscal period, principally due to the decreased costs resulting from the consolidation of our product development efforts. Product development costs as a percentage of net sales were 3.1% in the 1999 fiscal period and 6.5% for the 1998 fiscal period. The Company capitalized approximately $50,000 of its product development cost associated with product designs where technological feasibility has been established and where the product will not be brought to market for at least twelve months. All other development costs have been expensed in the period incurred. The Company intends to continue to acquire externally developed technology, explore strategic alliances and other methods of acquiring or licensing technology, and invest in certain internal development projects, including the updating of existing products. The Company believes that development expenses may increase in dollar amount in the future, although the Company's long-term goal is to continue to reduce product development costs as a percentage of sales. Because of the inherent uncertainties associated with software development projects, there can be no assurance that the Company's research and development efforts will result in successful product introductions or increased revenues or profitability.

Other Income. Other income decreased to a net of $17,580 in the 1999 fiscal period, as compared to $59,638 in the 1998 fiscal period, primarily because other income in the 1998 fiscal period included a gain on the sale of certain marketable securities of $25,970.

Liquidity and Capital Resources

During the 1999 fiscal period, the Company's cash and cash equivalents decreased by $1,281,129 to $1,096,519 at March 31, 1999 from $2,377,648 at December
31,1998, primarily as a result of using $1,180,227 of cash for operations, $13,519 for equipment, and $83,532 in financing activities. The Company had working capital of $299,220 at March 31, 1999, a reduction of $135,852 from the Company's working capital at December 31, 1998 of $435,072, primarily as a result of losses incurred in the Company's business operations which more than offset a $660,000 unrealized holding gain on its trading investment in marketable securities.

The Company believes that its existing cash and cash equivalents and cash generated from operations, if any, should be sufficient to meet its currently anticipated liquidity and capital expenditure requirements for the next twelve months. The Company is pursuing a possible offering of its equity or debt securities and expects to raise at least one million dollars during the second quarter of 1999; however, there can be no assurance that the Company will be successful in completing such an offering, or that the terms of such offering will be beneficial to the Company or its stockholders. The Company intends to utilize some of the proceeds of its intended second quarter 1999 offering to obtain additional camera availability, further develop its Internet portal/community strategy, expand its European operations, and possibly to redeem its Class C Preferred Stock. There can be no assurance, however, that the Company will be successful in attaining its sales or strategic goals, nor that attaining such goals will have the desired effect on the Company's cash resources. The Company has a letter of credit facility of $200,000 relating to certain lease obligations. Serif (Europe) Limited has a letter of credit facility of approximately $400,000, none of which was drawn upon as of March 31, 1999, with its primary bank in the United Kingdom, which is secured by substantially all of the assets of Serif (Europe) Limited. There can be no assurances that the Company will be able to obtain additional financing, if at all, or that such financing will be on terms acceptable to the Company.

The Company's operating activities for the 1999 fiscal period used cash of approximately $1,180,227 primarily related to increased direct marketing expenditures, European expansion, the costs associated with the development of future software products, and the development of its anticipated Internet portal/community VisualCities.com while not realizing the cash benefits from its backlog. The Company intends to continue to utilize its working capital in 1999 for Internet website development, securing additional digital camera supplies, product development, marketing and advertising, to finance the higher level of inventory and accounts receivable necessary to support an anticipated increase in sales, for capital expenditures, including the purchase of computer equipment, and for internal and external software development. However, the Company's cash requirements may change depending upon numerous factors, including, without limitation, the need to finance the licensing or acquisition of third party software as well as increased inventory and accounts receivable arising from the sale and shipment of new products.

The Company has a backlog of approximately $700,000 as of March 31,1999, primarily relating to digital cameras.

In the 1999 fiscal period, approximately 65.9% of the Company's net sales were generated outside the United States as compared to 52.2% in the 1998 fiscal period. The Company expects that the percentage of net sales derived from international net sales will continue to increase as it continues to expand its foreign sales operations. The Company's exposure to foreign currency gains and losses is partially mitigated as the Company incurs operating expenses in the principal foreign currency in which it invoices foreign customers. As of March 31, 1999, the Company had no foreign exchange contracts outstanding. The Company's foreign exchange gains and losses may be expected to fluctuate from period to period depending upon the movement in exchange rates.

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

We have applied for a closing agreement with the Internal Revenue Service (the "IRS") pursuant to which we would become jointly and severally liable for SPC's tax obligations upon occurrence of a "triggering event" requiring recapture of dual consolidated losses previously utilized by SPC. Such closing agreement would avoid SPC's being required to recognize a tax of approximately $8 million on approximately $24.5 million of SPC's previous dual consolidated losses. The IRS has, to date, refused to grant the Company's application for such a closing agreement because of alleged deficiencies in SPC's pre-acquisition dual loss certifications. The IRS has indicated that it will consider alternative measures, which the Company presently is in the process of implementing, to correct these deficiencies and allow for such a closing agreement. While the Company believes that the IRS should agree to such a closing agreement, no assurance can be given that the IRS will do so and, absent extraordinary relief, any failure to do so could result in the recognition of this tax liability. Should such a closing agreement be obtained, in certain circumstances, a future acquirer of the Company may also be required to agree to a similar closing agreement in order to avoid the same tax liability, to the extent it is able to do so. This could have a material adverse effect on our future ability to sell SPC. The report of our auditors covering the December 31, 1998 consolidated financial statements contains a paragraph emphasizing these dual consolidated losses.

Year 2000 Compliance Issues

Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. As a result, in less than one year, computer systems and software used by some companies may need to be upgraded to comply with such "Year 2000" requirements. We are in the process of conducting a review of issues related to our Year 2000 compliance. This review is intended to determine the effect of the turn of the century on the operability of our products, internal and external information technology ("IT") systems, non-IT systems we utilize to conduct our business and other internal and external processes which may impact our operations. In connection with this evaluation, we also intend to review our vendors and suppliers for Year 2000 compliance and to effect changes where necessary.

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

We are conducting our review with our current resources and believe that we have sufficient resources to complete the review process in a timely manner. We identified one IT system which we believe will need to be replaced. The Company has expended a total of approximately $60,000 in its year 2000 compliance review and implementation efforts through March 31, 1999, and anticipates additional expenditures of approximately $15,000 to complete such review and implementation efforts. The Company has not determined, at this time, however, what costs and efforts we would incur to implement any necessary corrections should any additional deficiencies be found.

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

Seasonality

The computer software market is characterized by significant seasonal swings in demand, which typically peak in the fourth quarter of each calendar year. The seasonal pattern is due primarily to the increased demand for software during the year-end holiday buying season and reduced retail and corporate demand for business software during the European Easter and summer vacation period. The Company expects its net sales and operating results to continue to reflect this seasonality. The Company's revenues may also experience substantial variations as a result of a number of factors, such as consumer and business preferences and introduction of competing titles by competitors, as well as limited time promotional pricing offers. There can be no assurance that the Company will achieve consistent growth or profitability on a quarterly or annual basis.

Inflation

The Company believes that inflation has generally not had a material impact on its operations.

                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

Reference is hereby made to Item 3 of the Company's Annual Report on Form 10-KSB, for the fiscal year ended December 31, 1998, filed April 15, 1999 (Commission File No.: 1-14076), and to the references therein, for a discussion of all material pending legal proceedings to which the Company or any of its subsidiaries are parties.

Item 2. Changes in Securities and Use of Proceeds.

In January 1999, the holder of all 930 shares of the Class A 14% Cumulative Non-Convertible Redeemable Preferred Stock of the Company exchanged such Class A Preferred Stock shares for (i) the issuance of 930 shares of the Class C 11% Cumulative Non-Convertible Redeemable Preferred Stock (the "Class C Preferred Stock") of the Company, (ii) the issuance of warrants to purchase 260,000 shares of Common Stock, at an exercise price of $1.0625 per share, exercisable immediately and expiring in January 2006, and (iii) a payment of $7,134 representing all accrued dividends on the Class A Shares through the effective date of such exchange. The Certificate of Designations with respect to the Class C Preferred Stock authorizes a class of 1,000 shares of Class C Preferred Stock. Holders of shares of Class C Preferred Stock will be entitled to (a) cumulative dividends of $110 per share per annum, payable semi-annually on June 30 and December 31 of each calendar year, commencing on June 30, 1999, (b) a liquidation preference of $1,000 per share and (c) the right to elect one director in the event the Corporation fails to tender in full three consecutive semi-annual dividend payments. In addition, the Company has the right to redeem the Class C Preferred Stock, in part or whole, at any time, upon payment of $1,000 per share of Class C Preferred Stock. The issuance of the 930 shares of Class Preferred Stock was a private transaction exempt from registration under
Section 4(2) of the Securities Act.

In February 1999, the holder of certain warrants issued by the Company, exercised warrants to purchase 183,333 shares of Common Stock, at $.03 per share. The issuance of such 183,333 shares of Common Stock was a private transaction exempt from registration under Section 4(2) of the Securities Act.

On April 6, 1999, the Company granted to Alan W. Schoenbart, the Company's Vice President - Finance, Treasurer and Chief Financial Officer, options (the "Schoenbart Options") to purchase 110,000 shares of Common Stock, at an exercise price of $1.03125 per share. The Schoenbart Options are exercisable, with respect to 50,000 shares, immediately and, with respect to an additional 15,000 shares, on each of April 6, 2000, 2001, 2002 and 2003. The Schoenbart Options expire on April 5, 2009. The issuance of the Schoenbart Options was a private transaction exempt from registration under Section 4(2) of the Securities Act.

Effective April 6, 1999, the Company issued to H.D. Brous & Co., Inc. ("Brous") warrants (the "Brous Warrants") to purchase 100,000 shares of Common Stock, at an exercise price of $1.125 per share, pursuant to a Financial Advisory and Investment Banking Agreement, dated as of April 6, 1999, between the Company and Brous. The Brous Warrants are exercisable through April 6, 2004. The Company has the right to cancel Brous Warrants to purchase 50,000 shares of Common Stock in the event the Company terminates Brous' investment banking services at any time after October 6, 1999. The issuance of the Brous Warrants was a private transaction exempt from registration under Section 4(2) of the Securities Act.

Effective April 6, 1999, the Company issued to Marquis Capital, LLC ("Marquis") warrants (the "Marquis Warrants") to purchase 45,000 shares of Common Stock, at an exercise price of $1.125 per share, pursuant to a Financial Advisory and Investment Banking Agreement, dated as of April 6, 1999, between the Company and Marquis. The Marquis Warrants are exercisable through April 6, 2004. The issuance of the Marquis Warrants was a private transaction exempt from registration under Section 4(2) of the Securities Act.

On April 6, 1999, the Company granted to three employees of the Company options (the "Employee Options") to purchase an aggregate of 250,000 shares of Common Stock, at an exercise price of $1.03125 per share. The

Employee Options are exercisable, with respect to an aggregate of 62,500 shares, immediately and, with respect to an additional aggregate of 62,500 shares, on each of April 6, 2000, 2001 and 2002. The Employee Options expire on April 5, 2009. The issuance of the Employee Options were private transactions exempt from registration under Section 4(2) of the Securities Act.

On April 6, 1999, the Company granted to Keith S. Braun and four other employees of Kaufman & Moomjian, LLC, counsel to the Company, options (the "K&M Employee Options") to purchase an aggregate of 25,000 shares of Common Stock, at an exercise price of $1.03125 per share. The K&M Employee Options are exercisable, with respect to an aggregate of 6,250 shares, immediately and, with respect to an additional aggregate of 6,250 shares, on each of April 6, 2000, 2001 and 2002. The K&M Employee Options expire on April 5, 2009. The issuance of the K&M Employee Options were private transactions exempt from registration under
Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

The Company has scheduled its 1999 Annual Meeting of Stockholders for July 14, 1999. The record date for the meeting is May 24, 1999. The matters scheduled for the meeting include: (i) the reelection of Mark E. Leininger as a director in Class III of the Company's Board of Directors,(ii) approval of an amendment to the Company's Certificate of Incorporation to change the Company's name to "Vizacom Inc.", (iii) approval of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock to 60,000,000 from 30,000,000, (iv) approval of an amendment to the Company's 1994 Long Term Incentive Plan to increase the number of shares available for award thereunder to 5,000,000 from 1,333,333, and (v) approval of an amendment to the Company's Outside Director and Advisor Stock Option Plan to
(a) increase the number of shares available for award thereunder to 750,000 from 166,666, (b) increase the number of shares underlying each initial and annual option awarded thereunder and (c) modify the language with respect to the calculation of the exercise price of options granted thereunder.

On May 13, 1999, Werner E. Haase was elected to the Board of Directors of the Company in Class I, to serve until the annual meeting of stockholders of the Company in 2000.

Item 6. Exhibits and Reports on Form 8-K.

(a)       Exhibits.

     Set forth below are all exhibits to this Quarterly Report on Form 10-QSB.

Number    Description

10.1 Letter Agreement, dated April 20,1999, between the Company and Seafish Partners.
27        Financial Data Schedule.

(b) Reports on Form 8-K.

On January 20, 1999, the Company filed a Current Report on Form 8-K (Date of
Report: January 11, 1999) with the Commission reporting, as an Item 5 disclosure, that (a) the Company had been advised that a Nasdaq Listing

Qualification Panel had determined that the Company had complied with the Panel's requirements for the continued listing of the Common Stock on The Nasdaq SmallCap Market, (b) the Company had exchanged the then outstanding 930 shares of Class A Preferred Stock for 930 shares of Class C Preferred Stock and the Seafish Warrants, (c) the Company had issued 30,000 shares of Common Stock to Marc E. Jaffe, (d) that the Company had retained Target Capital Corporation as a consultant, (e) the Company had retained Michel Ladovitch as a consultant and
(f) Kevin D. Sullivan's employment as Chief Financial Officer with the Company had been terminated.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SOFTWARE PUBLISHING
                                            CORPORATION HOLDINGS, INC.



Dated:  May 20, 1999                    By:/s/ Mark E. Leininger
                                           -------------------------------------
                                           Mark E. Leininger
                                           President and Chief Executive Officer
                                          (Principal Executive Officer)


Dated:  May 20, 1999                    By:/s/ Alan W. Schoenbart
                                           -------------------------------------
                                           Alan W. Schoenbart
                                           Vice President - Finance, Treasurer
                                           and Chief Financial Officer
                                           (Principal Financial Officer)

                 SOFTWARE PUBLISHING CORPORATION HOLDINGS, INC.
                                INDEX TO EXHIBITS


Number         Description

10.1           Letter  Agreement, dated  April 20, 1999, between the Company and
               Seafish Partners.
27             Financial Data Schedule.