Form 10QSB
period 1999-06-30
VIZACOM INC
filed 1999-08-13
CIK 926331

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549



                                   Form 10-QSB


(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1999

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______to________

                         Commission file number: 1-14076


                                  VIZACOM INC.
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

                 SOFTWARE PUBLISHING CORPORATION HOLDINGS, INC.
              (Former name, former address and former fiscal years,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,601,544 shares of Common Stock, as of July 15, 1999.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                                  VIZACOM INC.
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION


Item                                                                       Pages
----                                                                       -----

Item 1.  Financial Statements:

Condensed Consolidated Balance Sheets as of June 30, 1999(Unaudited)
  and December 31, 1998........................................................3
Condensed Consolidated Statements of Operations for the
  Three and Six Months Ended June 30, 1999 and 1998  (Unaudited) ..............4
Condensed Consolidated Statement of Changes in Stockholders' Equity
  for the Six Months Ended June 30,1999 (Unaudited)  ..........................5
Condensed Consolidated Statements of Cash Flows for the Six Months Ended
  June 30, 1999 and 1998 (Unaudited............................................6
Notes to Condensed Consolidated Financial Statements........................7-11

Item 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations ...............................................12-18

Part II.  OTHER INFORMATION................................................19-20

                                  VIZACOM INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 June 30,      December 31,
                                                                                   1999            1998
                                                                               ------------    ------------
                                                                               (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                   $    762,742    $  2,377,648
   Marketable securities                                                          2,440,146       1,020,000
   Receivables
       Trade accounts, net                                                          903,642       1,169,233
       Other                                                                        136,569         390,429
       Notes, current portion                                                       221,487          13,026
   Inventories                                                                      589,272         607,181
   Prepaid expenses and other current assets                                      1,176,143         684,268
                                                                               ------------    ------------
           Total current assets                                                   6,230,001       6,261,785

Property and equipment, net                                                         576,813         445,447
Acquired software, net                                                              961,667       2,144,417
Goodwill, net                                                                       156,138         193,611
Restricted cash                                                                     200,000         200,000
Notes receivable, long term portion                                                  73,289          28,078
Other assets                                                                        739,214         724,972
                                                                               ------------    ------------
           Total assets                                                        $  8,937,122    $  9,998,310
                                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                            $  3,545,641    $  3,484,275
   Accrued liabilities                                                            1,648,243       2,147,394
   Current portion of long-term debt                                                 75,222         195,044
                                                                               ------------    ------------
           Total current liabilities                                              5,269,106       5,826,713

Long-term debt, less current maturities                                              75,084          99,554
                                                                               ------------    ------------
           Total liabilities                                                      5,344,190       5,926,267
                                                                               ------------    ------------

Commitments and Contingencies

Stockholders' equity:
   Preferred Stock
      Class B, Series A, 60,520 shares authorized, none issued                         --              --
      Junior Participating, Series A, 100,000 shares authorized; none issued           --              --
   Serial Preferred Stock, $.001 par value, 1,939,480 shares authorized;
     Class A, 1,500 shares authorized, 0 and 930 shares issued, respectively           --           930,000
     Class C, 1,000 shares authorized, 930 and 0 shares issued, respectively        930,000            --
   Common stock, $.001 par value, 30,000,000 shares authorized;
      issued 5,791,986 and 5,083,653 shares, respectively                             5,792           5,084
   Additional paid-in capital                                                    46,415,141      45,385,487
   Accumulated deficit                                                          (43,734,850)    (42,238,133)
   Accumulated other comprehensive loss                                             (12,756)           --
    Treasury stock, at cost, 3,095 shares                                           (10,395)        (10,395)
                                                                               ------------    ------------
             Total stockholders' equity                                           3,592,932       4,072,043
                                                                               ------------    ------------
             Total liabilities and stockholders' equity                        $  8,937,122    $  9,998,310
                                                                               ============    ============

See accompanying notes to condensed consolidated financial statements.

                                  VIZACOM INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three months ended June 30,    Six months ended June 30,
                                                         --------------------------    --------------------------
                                                            1999           1998           1999           1998
                                                         -----------    -----------    -----------    -----------
Net sales                                                $ 4,362,187    $ 4,079,533    $ 9,297,715    $ 8,002,979
Cost of goods sold                                         1,524,653        745,657      3,057,618      1,703,301
                                                         -----------    -----------    -----------    -----------
Gross profit                                               2,837,534      3,333,876      6,240,097      6,299,678

Selling, general and administrative expenses               3,982,247      2,889,044      7,986,643      5,590,873
Product development                                          112,975        517,324        266,344        772,577
Amortization of goodwill and purchased technology            578,528        596,389      1,172,848      1,188,639
Unrealized holding gain on marketable securities            (760,146)          --       (1,420,146)          --
Other  expense (income), net                                (251,295)         5,273       (268,875)       (54,365)
                                                         -----------    -----------    -----------    -----------
                                                           3,662,309      4,008,030      7,736,814      7,497,724

         Loss before income taxes                           (824,775)      (674,154)    (1,496,717)    (1,198,046)

Income taxes                                                    --           44,971           --             --
                                                         -----------    -----------    -----------    -----------

         Net loss                                           (824,775)      (629,183)    (1,496,717)    (1,198,046)

Dividends on Series A and Series C Preferred Stock           (25,155)          --          (51,316)          --
                                                         -----------    -----------    -----------    -----------

         Net loss attributable to common stockholders    $  (849,930)   $  (629,183)   $(1,548,033)   $(1,198,046)
                                                         ===========    ===========    ===========    ===========

Net loss per common share:
         Net loss per common share - basic and diluted   $      (.16)   $      (.18)   $      (.30)   $      (.36)
                                                         ===========    ===========    ===========    ===========
         Weighted average number of common shares
                  outstanding - basic and diluted          5,278,524      3,576,425      5,229,233      3,296,956
                                                         ===========    ===========    ===========    ===========



See accompanying notes to condensed consolidated financial statements.

                                  VIZACOM INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                       Preferred Stock
                                            -------------------------------------------------------------
                                                         Class A                        Class C                  Common Stock
                                            ---------------------------------   -------------------------  ------------------------
                                                  Shares          Amount           Shares        Amount      Shares         Amount
                                            ---------------------------------------------------------------------------------------
Balance at December 31, 1998                         930    $    930,000            --             --        5,083,653     $  5,084
Comprehensive income (loss):
Net loss                                            --              --              --             --             --           --
Currency translation adjustment                     --              --              --             --             --           --
Total comprehensive loss                            --              --              --             --             --           --
Exchange of Class A Preferred Stock
 for Class C  Preferred Stock and warrants,
  less related costs                                (930)       (930,000)            930        930,000           --           --
Common stock issued on exercise
  of warrants                                       --              --              --             --          183,333          183
Sale of common stock in private
  placement, net                                    --              --              --             --          525,000          525
Issuance of  options and warrants for
  current and future services                       --              --              --             --             --           --
Dividends on preferred stock                        --              --              --             --             --           --
                                            ---------------------------------------------------------------------------------------
Balance at June 30, 1999                            --              --               930   $    930,000      5,791,986     $  5,792
                                            =======================================================================================

                                                                              Accumulated
                                               Additional                        Other                        Total
                                                Paid-in        Accumulated   Comprehensive    Treasury     Stockholders'
                                                Capital          Deficit         Loss          Stock          Equity
                                              -------------------------------------------------------------------------
Balance at December 31, 1998                  $ 45,385,487    $(42,238,133)   $    --      $    (10,395)   $  4,072,043
Comprehensive income (loss):
Net loss                                              --        (1,496,717)        --              --
Currency translation adjustment                       --              --        (12,756)           --
Total comprehensive loss                              --              --           --              --        (1,509,473)
Exchange of Class A Preferred Stock
 for Class C  Preferred Stock and warrants,
  less related costs                               (33,905)           --           --              --           (33,905)
Common stock issued on exercise
  of warrants                                        5,317            --           --              --             5,500
Sale of common stock in private
  placement, net                                   987,831            --           --              --           988,356
Issuance of  options and warrants for
  current and future services                      121,727            --           --              --           121,727
Dividends on preferred stock                       (51,316)           --           --              --           (51,316)
                                              -------------------------------------------------------------------------
Balance at June 30, 1999                      $ 46,415,141    $(43,734,850)   $ (12,756)   $    (10,395)   $  3,592,932
                                              =========================================================================



See accompanying notes to condensed consolidated financial statements.

                                  VIZACOM INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Six Months Ended June 30,
                                                                          --------------------------
                                                                             1999           1998
                                                                          -----------    -----------
Operating activities:
    Net loss                                                              $(1,496,717)   $(1,198,046)
    Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
          Depreciation and amortization                                     1,412,037      1,330,749
          Unrealized holding gain on marketable securities                 (1,420,146)          --
          Gain on licensing of technology                                    (211,006)          --
          Stock options issued for legal services                              20,462           --
          Sale of marketable securities                                          --          173,600
          Changes in assets and liabilities:
               Receivables                                                    519,451       (173,841)
               Inventories                                                     17,909        (43,304)
               Prepaid expenses and other currents assets                    (550,927)        (4,184)
               Other assets                                                    (5,479)       (16,100)
               Accounts payable                                                61,366        558,124
               Accrued liabilities                                           (550,467)    (2,037,923)
                                                                          -----------    -----------
                      Net cash used in operating activities                (2,203,517)    (1,410,925)
                                                                          -----------    -----------

Investment activities:
         Purchase of property and equipment                                  (219,001)       (21,571)
         Collection of notes receivable                                         4,709           --
                                                                          -----------    -----------
                      Net cash used in investing activities                  (214,292)       (21,571)
                                                                          -----------    -----------

Financing activities:
         Payment of long-term debt                                           (144,292)      (104,004)
         Proceeds from sale of common stock, net                              988,356      1,038,247
         Proceeds from warrant exercise                                         5,500           --
         Costs of issuance of preferred stock                                 (33,905)          --
                                                                          -----------    -----------
                      Net cash provided by financing activities               815,659        934,243
                                                                          -----------    -----------

Effect of exchange rate changes on cash and cash equivalents                  (12,756)          --
Net  decrease  in cash and cash equivalents                                (1,614,906)      (498,253)
Cash and cash equivalents, at beginning of period                           2,377,648      2,586,753
                                                                          -----------    -----------
Cash and cash equivalents at end of period                                $   762,742    $ 2,088,500
                                                                          ===========    ===========

Supplemental disclosure of cash flow information:

Interest                                                                  $    10,744    $      --
                                                                          ===========    ===========
Income taxes                                                              $      --      $      --
                                                                          ===========    ===========

Supplemental disclosure of non-cash financing and investing activities:

Dividends accrued on preferred stock                                      $    51,316    $      --
                                                                          ===========    ===========
Warrants issued for other assets                                          $   101,265    $      --
                                                                          ===========    ===========
Common stock issued in payment of liabilities                             $      --      $   107,107
                                                                          ===========    ===========
Common stock issued for services                                          $      --      $   110,500
                                                                          ===========    ===========


See accompanying notes to condensed consolidated financial statements.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Vizacom Inc. (formerly known as Software Publishing Corporation Holdings, Inc.) and its wholly owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

     The condensed consolidated balance sheet as of December 31, 1998 has been derived from the Company's audited consolidated balance sheet as of that date. See Note 2 with respect to reclassifications.

2.   Significant Accounting Policies

     Software Development Costs

     Product development costs for products which have established technological feasibility are capitalized and capitalization is discontinued when the product is available for sale. Approximately $166,000 was capitalized at June 30, 1999. Software development costs incurred prior to establishment of technological feasibility are charged to product development expense.

     Direct-Response Advertising

     Advertising costs associated with direct-response advertising, whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to that advertising, are capitalized and recognized ratably in the future as a percentage of actual period to total revenues anticipated from such advertising. Costs associated with direct-response advertising include mailing list rental, postage, production, and other associated promotional activities.

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

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


3.   Loss per Share

     Basic loss per share is computed based upon the weighted average number of common shares outstanding during each period presented. Stock options and warrants did not have an effect on the computation of diluted earnings per share in the six month periods ended June 30, 1999 and 1998 since they were anti-dilutive.

4.   Marketable Securities

     The Company accounts for its investment in marketable securities, 120,000 shares of X-Ceed, Inc. common stock ("Xceed Shares"), as a trading security, and therefore records an unrealized holding gain or loss each period determined by the market value of Xceed Shares at the end of each period. On July 14, 1999, the Board of Directors of the Company called for redemption all outstanding shares of the Class C 11 % Cumulative Non-Convertible Redeemable Preferred Stock ("Class C Preferred") of the Company with a record date for such redemption of July 19, 1999. On July 1, 1999, the Company agreed with the holder of such shares of Class C Preferred (the "Holder") that in the event the Company called for redemption any of its shares of Class C Preferred within 45 days, the Company would sell to the Holder 53,815 Xceed Shares owned by the Company at a price of $18.44 per Xceed Share, or $992,349 in the aggregate. Such transaction was consummated on July 19, 1999. On August 11, 1999 the closing market value of Xceed common stock was $14.50, representing a decline of $488,114 in the value of the Company's remaining 66,185 Xceed Shares.

5.   Stockholders' Equity

     In January 1999, the holder of all 930 shares of the Class A 14% Cumulative Non-Convertible Redeemable Preferred Stock ("Class A Preferred") of the Company exchanged such Class A Preferred shares for (i) the issuance of 930 shares of the Class C Preferred of the Company, (ii) the issuance of warrants to purchase 260,000 shares of Common Stock, at an exercise price of $1.0625 per share, exercisable immediately and expiring in January 2006, and (iii) a payment of $7,134 representing all accrued dividends on the Class A Preferred through the effective date of such exchange. The Certificate of Designations with respect to the Class C Preferred authorizes a class of 1,000 shares of Class C Preferred. Holders of shares of Class C Preferred will be entitled to (a) cumulative dividends of $110 per share per annum, payable semi-annually on June 30 and December 31, of each calendar year, commencing on June 30, 1999, (b) a liquidation preference of $1,000 per share and (c) the right to elect one director in the event the Corporation fails to tender in full three consecutive semi-annual dividend payments. In addition, the Company has the right to redeem the Class C Preferred, in part or whole, at any time, upon payment of $1,000 per share of Class C Preferred.

     In February 1999, the Company issued 183,333 shares of its common stock pursuant to the exercise of warrants to purchase such shares at $.03 per share, or $5,500.

     On April 6, 1999 the Company entered into certain annual financial advisory and investment banking agreements whereby the Company issued warrants to purchase 100,000 and 45,000 shares, respectively, of common stock of the Company at an exercise price of $1.125. The warrants are exercisable for the period from April 6, 2000 through April 6, 2004. The warrants were valued at $69,742 and $31,523, respectively, and are included in other assets. The Company also issued options to purchase 25,000 shares of its common

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5.   Stockholders' Equity (cont.)

     stock to employees of its legal counsel, at an exercise price of $1.03125. These options were valued at $20,462. In July 1999, Options to purchase 13,625 shares of common stock, of the 25,000 options given to the aforementioned employees, have been cancelled.

     On June 9, 1999, the Company sold an aggregate of 525,000 shares of Common Stock for aggregate gross proceeds of $1,050,000, before associated transaction costs of $61,644, to twenty-two accredited investors.

     On July 1, 1999, the Company sold an aggregate of 762,653 shares of common stock for aggregate gross proceeds of $1,510,000 to 45 investors in a private placement in which Joseph Stevens & Company, Inc. acted as placement agent.

     In July 1999 the  Company  issued  50,000  shares  of  common  stock to the
     members  of  it's  corporate   counsel  in  exchange  for  a  reduction  in
     outstanding fees due to such law firm. See Note 7.

     On July 14, 1999, the Board of Directors of the Company called for redemption all outstanding shares of Class C Preferred of the Company with a record date for such redemption of July 19, 1999. See Note 4.

     On July 20, 1999 the Company issued warrants to purchase an aggregate of 225,000 shares of its common stock at an exercise price of $2.00, through July 20, 2004, in connection with a consulting agreement.

6.   License of Technology

     On June 14, 1999 the Company entered into an agreement to license certain of its proprietary technology to an outside third party in return for certain future payments totaling $275,000. For the quarter ended June 30, 1999 the Company recorded the present value of the payments as a note receivable and included a gain on the licensing of the technology in other income amounting to $211,006.

7.   Litigation

     On January 30, 1998, an action was commenced against the Company and certain current and former officers, in which plaintiffs allege that, in October 1997, the plaintiffs purchased an aggregate 296,333 shares of the Company's common stock (adjusted for the May 28,1998 three-for-one reverse stock split) for gross proceeds of $919,495 based upon certain allegedly misleading statements made to one of the plaintiffs which were allegedly designed to deceive plaintiffs as to the Company's true financial state. Plaintiffs seek recision of their investment, a return of their purchase price and certain other relief. The Company believes that these claims are without merit and is vigorously defending itself in this action. The Company has denied the plaintiffs' allegations and asserted affirmative defenses, including that the plaintiffs' subscription agreements bar plaintiffs' claims, and has asserted counterclaims that, among other things, plaintiffs breached certain of the representations contained in their subscription agreements, that one of the plaintiffs breached his fiduciary duties to the Company and that plaintiffs' violated Section 13(d) of the Exchange Act by filing a materially false and misleading Schedule 13D with respect to the Common Stock. This action currently is in the discovery stage.

     In the fourth quarter of 1998, an action was commenced against the Company in California in which plaintiff is seeking $300,000 in damages for the Company's alleged violation of a lease for office space located in San
     Jose, California. The Company believes that plaintiff's claims in this action are without merit and intends to vigorously defend itself in this action. The Company has filed an answer in this action denying the plaintiff's allegations. This action is currently in the discovery stage and is scheduled for non-

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7.   Litigation (cont.)

     binding mediation.

     The Company has other litigation matters in progress in the ordinary course of business. In the opinion of management, all of such other pending litigation of the Company is expected to be resolved without a material adverse effect on the Company's financial position, results of operations or cash flow.

8.   Related Party Transactions

     During the six months ended June 30, 1999, the Company incurred approximately $238,000 of legal fees to a law firm of which a director of the Company is a member. Approximately $360,000 owed to such law firm is included in accounts payable at June 30, 1999. In July 1999, 50,000 shares of common stock were granted to the members of this law firm in exchange for an agreed $100,000 reduction in outstanding fees. 37,500 shares of common stock were granted to the director with the balance granted to his partner. In addition, in June and July 1999, options to purchase an aggregate of 100,000 shares of common stock were granted to the members of this law firm at exercise prices of $2.75 and $3.08 per share. Options to purchase 75,000 of these shares were granted under the Company's 1994 Long Term Incentive Plan.

9.   Foreign and Domestic Operations

     The Company conducts its business within the computer software industry. Foreign and domestic operations for the six months ended June 30, 1999 and 1998, were as follows:

                                    United States    International  Consolidated
                                    -------------    -------------  ------------

June 30,1999:

Net sales                            $ 3,489,249     $ 5,808,466    $ 9,297,715
                                     ===========     ===========    ===========

Loss before income taxes             $(1,265,228)    $  (231,489)   $(1,496,717)
                                     ===========     ===========    ===========

June 30,1998:

Net sales                            $ 3,830,594     $ 4,172,385    $ 8,002,979
                                     ===========     ===========    ===========

Income (loss) before income taxes    $(1,557,324)    $   359,278    $(1,198,046)
                                     ===========     ===========    ===========

Income tax expense                   $      --       $    44,971    $    44,971
                                     ===========     ===========    ===========

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


10.  Commitments and Contingencies

     In September 1997, the Company applied for a closing agreement with the IRS pursuant to which we would become jointly and severally liable for the tax obligations of Software Publishing Corporation ("SPC'), a subsidiary of the Company, upon occurrence of a "triggering event" requiring recapture of dual consolidated losses previously utilized by SPC. The Company acquired SPC in December 1996. Such closing agreement would avoid SPC's being required to recognize a tax of approximately $8 million on approximately $24.5 million of SPC's pre-acquisition dual consolidated losses. The
     Company recently received notification from the IRS that the IRS has determined not to act on its application until such time as SPC submits certain filings pertaining to pre-acquisition filings made by SPC. Such additional filings require SPC to obtain IRS relief so as to permit SPC to appropriately make the election allowing SPC to utilize dual consolidated losses. We believe that once the appropriate prior year filings are made, and re-application for a closing agreement is made, the IRS should agree to such a closing agreement. However, no assurance can be given that the IRS will do so, and any failure to do so could result in the recognition of this tax liability. Should such a closing agreement be obtained, in certain circumstances, a future acquirer of the Company may also be required to agree to a similar closing agreement in order to avoid the same tax liability, to the extent it is able to do so. This could have a material adverse effect on our future ability to sell SPC. The report of our auditors covering the December 31, 1998 consolidated financial statements contains a paragraph emphasizing these dual consolidated losses.

     On July 14, 1999, the Company entered into a three year employment agreement with the Company's President and Chief Executive Officer, Mark E. Leininger. Under the terms of the agreement, Mr. Leininger will receive $162,500 base pay with minimum $10,000 annual increases during the term of the agreement. Such annual increases may be revised upward at the discretion of the Compensation Committee of the Board of Directors. Mr. Leininger will receive a $25,000 bonus upon the Company's attainment of its first profitable fiscal quarter. Mr. Leininger will also receive a quarterly bonus of 3% of the Company's net income before extraordinary items. In the event of a change of control, the agreement provides that Mr. Leininger shall have the right to terminate the employment agreement within six months thereafter, and receive payment of three times the average annual cash compensation paid by the Company to Mr. Leininger over the previous five years, less $1.00. The agreement further contains restrictions on the employee engaging in competition with the Company for the term thereof and for up to one year thereafter, and provisions protecting the Company's proprietary rights and information.

     On July 14, 1999 the Company entered into a sublease agreement for its corporate headquarters. Under the sublease agreement the Company will lease 4,787 square feet of commercial office space commencing September 1, 1999 for a fixed annual rental of $119,675. The lease runs through January 31, 2003.

     On July 27, 1999 the Company entered into a minimum annual purchase commitment of approximately $230,000 with a distributor of certain software the Company intends to sell in its direct mail operation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Quarterly Report on Form 10-QSB, that are not based on historical fact, include "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements included in this Form 10-QSB involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

     o the overall level of business and consumer spending for computer software,

     o    the market acceptance and amount of sales of the Company's products,

     o the extent that the Company's direct marketing programs achieve satisfactory response rates,

     o the ability of the Company to obtain sufficient supplies of successful products,

     o    the efficiency of the Company's telemarketing operations,

     o the competitive environment within the computer software and direct marketing industries,

     o    the Company's ability to raise additional capital,

     o unforeseen operational difficulties and financial losses due to year 2000 computer problems,

     o    the   cost-effectiveness   of  the   Company's   product   development
          activities,

     o the extent to which the Company is successful in developing, acquiring or licensing products which are accepted by the market,

     o the ability to obtain from the Internal Revenue Service ( the "IRS") relief to make the appropriate election under the Internal Revenue Code of 1986, as amended ( the "Code"), which would permit reporting dual consolidated losses by SPC; approval by the IRS of our application for a closing agreement, and approval by the IRS of a similar application for a closing agreement in the event the Company chooses to sell SPC in the future, and

     o the other factors and information disclosed and discussed elsewhere in this Quarterly Report on Form 10-QSB.

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

General

The Company makes and sells computer software products for both the United States domestic and international markets. Most of these products are visual communication tools comprised of desktop publishing, presentation graphics and graphics/drawing software for the corporate, SOHO and consumer markets. Our products are intended to allow the user to improve the visual and graphical appeal as well as the overall effectiveness of documents and digital images produced by either the Company's or third parties' desktop publishing, web publishing, presentation graphics, e-mail, word processing and other similar applications and products. We currently offer twenty-six products that operate on the Windows(R) 98, Windows 95, Windows NT(R), Windows 3.1 and DOS operating systems for IBM personal computers and compatibles. We also sell software products together with certain computer hardware, such as "mouse pens," new personal computers and digital cameras. We have established a multi-channel distribution system utilizing direct mail, telemarketing, retail, corporate and OEM sales channels and also disseminate some of our software programs over the Internet. The Company currently derives substantially all of its net sales from products sold directly to end-users by its direct mail and telemarketing centers, and to retailers, distributors and corporate purchasers by its internal sales force and independent sales representatives. We estimate that approximately 95% of our net sales for the six months ended June 30, 1999 (the "1999 Six Month Period") were generated through the Company's direct sales and telemarketing efforts, compared to 81% of our net sales for the period ended June 30, 1998 (the "1998 Six Month Period").

North America and International net sales for the three and six months June 30, 1999 and 1998 were as follows:

                             Three Months Ended June 30,                         Six Months Ended June 30,
                -------------------------------------------------   -------------------------------------------------
                          1999                      1998                     1999                      1998
                -----------------------   -----------------------   -----------------------   -----------------------
                  Amount          %         Amount         %          Amount         %          Amount           %
                ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
North America   $1,803,879         41.4   $1,955,375         47.9   $3,489,249         37.5   $3,830,594         47.9
International    2,558,308         58.6    2,124,158         52.1    5,808,466         62.5    4,172,385         52.1
                ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net sales       $4,362,187        100.0   $4,079,533        100.0   $9,297,715        100.0   $8,002,979        100.0
                ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

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

In July 1996, we acquired Serif Inc. and Serif (Europe) Limited (collectively, the "Serif companies"), which significantly expanded our product line to include desktop publishing and drawing titles Serif PagePlus and Serif DrawPlus, among others. In December 1996, we acquired all of the outstanding capital stock of SPC, as a result of which our product line expanded further to include SPC's presentation graphics and other visual communications and business productivity software products. We continue to operate the Serif companies and SPC as wholly-owned subsidiaries. Since January 1998, the operations of SPC have been significantly reduced.

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

Results of Operations

Comparison of the Three and Six Month Periods Ended June 30, 1999 and 1998

Net Sales: Net sales for the quarter ended June 30, 1999 (the "1999 Second Quarter") increased $282,654, or 7%, to $4,362,187 from $4,079,533 in the quarter ended June 30, 1998 (the "1998 Second Quarter"). Net sales for the 1999 Six Month Period increased $1,294,736, or 16%, to $9,297,715 from $8,002,979 in the 1998 Six Month Period. The increase in net sales in the 1999 Second Quarter and 1999 Six Month Period resulted primarily from sales of the Company's Go Digital Camera Pak direct response promotion, which was not available for sale in the 1998 Six Month Period. The Company provided for returns and allowances at 18% and 16% of gross sales in the 1999 Second Quarter and 1999 Six Month Period as compared to 10% and 9%, respectively, of gross sales in the 1998 Second Quarter and 1998 Six Month Period, primarily as a result of a shift to increased hardware sales which has a greater rate of returns and allowances. The Company's European Sales were adversely affected in the 1999 Second Quarter by the Easter holiday period.

Cost of Goods Sold and Gross Profit: Cost of goods sold increased $778,996, to $1,524,653 in the 1999 Second Quarter from $745,657 in the 1998 Second Quarter. Cost of goods sold increased $1,354,317, to $3,057,618 in the 1999 Six Month Period from $1,703,301 in the 1998 Six Month Period. The higher costs are due to the increase in sales volume and a change in the product mix to a greater proportion of hardware compared to software sales. The Company's cost of goods sold consists primarily of product costs, royalties and inventory allowances for damaged and obsolete products. Product costs consist of the costs to purchase the underlying materials and print both boxes and manuals, media costs (CD-ROMs and other media), assembly costs, and hardware costs. Gross profit for the 1999 Second Quarter was 65% compared to 82% in the 1998 Second Quarter. Gross profit for the 1999 Six Month Period was 67% compared to 79% for the 1998 Six Month Period. The decline in margin for the 1999 Second Quarter and 1999 Six Month Period reflects a change in product mix resulting primarily from higher proportion of hardware versus software sales in the comparative periods due to the Company's Go Digital Camera Pak promotion, and the delay in the introduction of additional software products originally expected during the 1999 Six Month Period. Gross profit may be affected from time to time by the mix of distribution channels used, mix of products sold and the timing of product introductions, the mix of international versus domestic revenues, promotional pricing and rebate offers, as well as by return privileges and marketing promotions in connection with new product introductions and upgrades. These promotions may have a negative influence on average selling prices and gross margins. In addition, gross margin is expected to fluctuate on a quarterly basis as the Company utilizes alternative direct response promotions. Gross margins have also been, and may continue to be, adversely affected by competitive pricing strategies in the industry as a whole, including competitive upgrade pricing, the OEM business and alternative licensing arrangements.

Selling, General and Administrative Expenses: Selling, general and administrative expenses for the 1999 Second Quarter increased $1,093,203, or 38%, to $3,982,247 from $2,889,044 in the 1998 Second Quarter. Selling, general and administrative expenses for the 1999 Six Month Period increased $2,395,770, or 43%, to $7,986,643 from $5,590,873 in the 1998 Six Month Period. Selling, general and administrative expenses increased primarily as a result of increased catalog and direct mail costs, including the cost of developing an expanded direct-response list in the United States and the introduction of a direct mail program in Germany. During 1999 Second Quarter, the Company experienced what the Company believes is a seasonally induced lower response rate, coupled with a higher than expected return rate for its digital cameras which contributed to a significant increase in its direct mailing costs in proportion to revenue generation. The Company also incurred increased costs associated with the Company's expansion into Germany as well as costs associated with the Company's development of its anticipated Internet portal/community VisualCities.com. Additionally approximately $80,000 and $170,000 charges were incurred relating to financial advisory and investment banking agreements, for the 1999 Second Quarter and 1999 Six Month Period, respectively, which had not been incurred in the comparative 1998 periods. The Company also incurred an additional approximate $17,000 and $40,000 for outside public relations services during the 1999 Second Quarter and 1999 Six Month Period, respectively, which it had not incurred during the comparative 1998 periods.

The Company establishes several of its marketing expenditure levels based on expected net revenues. The Company periodically reviews and adjusts its variable expenditure levels based on actual sales volumes. In the future, the

Company's net revenues and operating results could be adversely affected by these and other factors, such as delays in new product introductions, delays in receiving single sourced (e.g., digital cameras) or other manufactured products, the mix of product sales or distribution channels and customer choices regarding operating systems.

Amortization of Acquired Software and Goodwill: This represents the Company's amortization of acquired software and goodwill associated with its acquisitions of Serif and SPC in the quarter and six month 1999 and 1998 periods.

Unrealized Holding Gain on Marketable Securities: The unrealized holding gain of $760,146 and $1,420,146, represents the increase in value of the Company's investment in marketable securities for the 1999 Second Quarter and 1999 Six Month Period, respectively. On July 14, 1999, the Board of Directors of the Company called for redemption all outstanding shares of Class C Preferred of the Company with a record date for such redemption of July 19, 1999. On July 1, 1999, the Company agreed with the Holder that in the event the Company called for redemption any of its shares of Class C Preferred within 45 days, the Company would sell to the Holder 53,815 Xceed Shares, owned by the Company, at a price of $18.44 per Xceed Share, or $992,349 in the aggregate. Such transaction was consummated on July 19, 1999.

Product Development: Product development expenses for the 1999 Second Quarter declined $404,349, or 78%, to $112,975 from $517,324 in the 1998 Second Quarter. Product development expenses for the 1999 Six Month Period declined $506,233, or 66%, to $266,344 from $772,577 in the 1998 Six Month Period. Product development costs as percentage of net sales were 2.6 % and 2.9 % for the 1999 Second Quarter and 1999 Six Month Period, respectively, compared to 12.7 % and 9.7% in the 1998 Second Quarter and 1998 Six Month Period, respectively. The Company capitalized approximately $166,000 of its product development cost associated with product designs where technological feasibility has been established. All other development costs have been expensed in the period incurred. The Company intends to continue to acquire externally developed technology, explore strategic alliances and other methods of acquiring or licensing technology, and invest in certain internal development projects, including the updating of existing products. The Company believes that development expenses may increase in dollar amount in the future, although the Company's long-term goal is to continue to reduce product development costs as a percentage of sales. Because of the inherent uncertainties associated with software development projects, there can be no assurance that the Company's research and development efforts will result in successful product introductions or increased revenues or profitability.

Other Income: Other income for the 1999 Second Quarter and 1998 Six Month Period increased approximately $257,000 and $215,000, respectively, over amounts in the comparable 1998 periods. The increases were primarily attributable to a gain on the licensing of certain software technology of approximately $211,000, as well as a technical support service agreement providing income of approximately $20,000 during the 1999 Second Quarter. During the 1998 Second Quarter the
Company's other income included a gain on the sale of certain marketable securities of approximately $26,000.

Liquidity and Capital Resources

During the 1999 Six Month Period, the Company's cash and cash equivalents decreased by $1,614,906 to $762,742 at June 30, 1999 from $2,377,648 at December
31,1998, primarily as a result of using $2,203,517 of cash for operations and $214,292 for investing activities. The Company received net proceeds of $815,659 from financing activities in the1999 Second Quarter and received additional net proceeds of $1,269,000 on July 2, 1999 from the sale of common stock. The
Company had working capital of $960,895 at June 30, 1999, an increase of $525,823 from the Company's working capital at December 31, 1998 of $435,072. The increase in working capital was attributable to the Company's $1,420,146 unrealized holding gain on its investment in marketable securities as well as the proceeds received from the private placement of the Company's common stock, which more than offset losses incurred in the Company's business operations.

The Company believes that its existing cash and cash equivalents and cash generated from operations, if any, should be sufficient to meet its currently anticipated liquidity and capital expenditure requirements for the next twelve months. On June 9, 1999 the Company received net proceeds of $988,356 from the sale of common stock. On July 2, 1999 the Company received net proceeds of approximately $1,269,000 (after placement agent fees and associated costs) from the sale of shares of common stock. The Company is pursuing another possible offering of its equity securities and expects to raise an additional approximately one million dollars during the third quarter of 1999; however, there can be no assurance that the Company will be successful in completing such an offering, or that the terms of such offering will be beneficial to the Company or its stockholders. The Company intends to utilize some of the proceeds of its financings and its intended third quarter 1999 offering to develop additional software, to obtain additional camera availability at reduced costs due to purchase capabilities, further develop its Internet portal/community strategy, and expand its European operations. There can be no assurance, however, that the Company will be successful in attaining its sales or strategic goals, nor that attaining such goals will have the desired effect on the Company's cash resources. The Company has a letter of credit facility of $200,000 relating to certain lease obligations. Serif (Europe) Limited has a letter of credit facility of approximately $200,000, which was fully drawn upon as of June 30, 1999, with its primary bank in the United Kingdom, and which is secured by substantially all of the assets of Serif (Europe) Limited. There can be no assurance that the Company will be able to obtain additional financing, if at all, or that such financing will be on terms acceptable to the Company.

The Company's operating activities for the 1999 Six Month Period used cash of $2,203,517, primarily related to increased direct marketing expenditures, European expansion, the costs associated with the development of future software products, and the development of its anticipated Internet portal/community VisualCities.com. The Company intends to continue to utilize its working capital in 1999 for Internet website development, securing additional digital camera supplies, product development, marketing and advertising, to finance the higher level of inventory and accounts receivable necessary to support an anticipated increase in sales, for capital expenditures, including the purchase of computer equipment, and for internal and external software development. However, the Company's cash requirements may change depending upon numerous factors, including, without limitation, the need to finance the licensing or acquisition of third party software as well as increased inventory and accounts receivable arising from the sale and shipment of new products.

The Company has a backlog of approximately $370,000 as of June 30,1999, primarily relating to digital cameras.

In the 1999 Six Month Period, approximately 62.5% of the Company's net sales were generated outside the United States as compared to 52.1% in the 1998 Six Month Period. The Company expects that the percentage of net sales derived from international net sales will continue to increase as it continues to expand its foreign sales operations. The Company's exposure to foreign currency gains and losses is partially mitigated as the Company incurs operating expenses in the principal foreign currency in which it invoices foreign customers. As of June 30, 1999, the Company had no foreign exchange contracts outstanding. The Company's foreign exchange gains and losses may be expected to fluctuate from period to period depending upon the movement in exchange rates.

Net Operating Loss Carryforwards; Possible Tax Obligation

We estimate our consolidated tax net operating loss carryforwards to be approximately $84 million at December 31, 1998, which expire in years 2002 through 2018, and our general business credit carryover to be approximately $1.5 million, which expires in years 2005 and 2006. These carryforwards are subject to certain limitations described below. Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), changes in the ownership or the business of a corporation that has net operating loss carryforwards can result in the inability to use or the imposition of significant restrictions on the use of such net operating loss carryforwards to offset future income and tax liability of such corporation. An "ownership change" may be deemed to have occurred under Section 382 of the Code and the regulations thereunder with respect to both the Company and SPC, and the use by the Company of these net operating loss carryforwards will be limited. Utilization of the net operating loss carry forwards of SPC may be further limited by reason of the consolidated return/separate return limitation year rules. In addition, the SPC net operating loss carryforwards are also subject to the additional limitation that such losses can only be utilized to offset the separate taxable income of SPC. We estimate the maximum utilization of such net operating loss carryforwards to be approximately $1,200,000 per year for losses through December 31, 1996; losses incurred thereafter can be fully utilized until expired under present circumstances. There can be no assurance that we will be able to utilize all of our net operating loss carryforwards. In addition, the foreign losses incurred by SPC may decrease or otherwise restrict our ability to claim U.S. tax credits for foreign income taxes.

In September 1997, we applied for a closing agreement with the Internal Revenue Service (the "IRS") pursuant to which we would become jointly and severally liable for SPC's tax obligations upon occurrence of a "triggering event" requiring recapture of dual consolidated losses previously utilized by SPC. The Company acquired SPC in December 1996. Such closing agreement would avoid SPC's being required to recognize a tax of approximately $8 million on approximately $24.5 million of SPC's pre-acquisition dual consolidated losses. We recently received notification from the IRS that the IRS has determined not to act on our application until such time as SPC submits certain filings pertaining to pre-acquisition filings made by SPC. Such additional filings require SPC to obtain IRS relief so as to permit SPC to appropriately make the election allowing SPC to utilize the dual consolidated losses. We believe that once the appropriate prior year filings are made, and reapplication for a closing agreement is made, the IRS should agree to such a closing agreement. However, no assurance can be given that the IRS will do so, and any failure to do so could result in the recognition of this tax liability. Should such a closing agreement be obtained, in certain circumstances, a future acquirer of the Company may also be required to agree to a similar closing agreement in order to avoid the same tax liability, to the extent it is able to do so. This could have a material adverse effect on our future ability to sell SPC. The report of our auditors covering the December 31, 1998 consolidated financial statements contains a paragraph emphasizing these dual consolidated losses.

Year 2000 Compliance Issues

Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. As a result, in less than six months, computer systems and software used by some companies may need to be upgraded to comply with such "Year 2000" requirements. We are in the process of conducting a review of issues related to our Year 2000 compliance. This review is intended to determine the effect of the turn of the century on the operability of our products, internal and external information technology ("IT") systems, non-IT systems we utilize to conduct our business and other internal and external processes which may impact our operations. In connection with this evaluation, we also intend to continue to review our vendors and suppliers for Year 2000 compliance and to effect changes where necessary.

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

We are conducting our review with our current resources and believe that we have sufficient resources to complete the review process in a timely manner. We identified one IT system which we believe will need to be replaced. The Company has expended a total of approximately $75,000 in its year 2000 compliance review and implementation efforts through June 30, 1999, and anticipates additional expenditures of approximately $15,000 to complete such review and implementation efforts. The Company has not determined, at this time, however, what costs and efforts we would incur to implement any necessary corrections should any additional deficiencies be found.

We produce computer application software. We believe the products that we have developed within the last several years are Year 2000 compliant and we are in the process of comprehensively re-testing such products. We are currently reviewing products sold by the Company prior to 1994 for Year 2000 compliance, some of which we have determined are not Year 2000 compliant. We currently believe that we have no material liability concerning any of our products with respect to Year 2000 requirements.

The Company has evaluated and determined that its direct mail telemarketing operation systems failure would have a significant impact on the Company should it fail to operate properly in the year 2000. Based on a cost-benefit analysis, management has instituted a contingency plan whereby either its Europe or United States telemarketing operations would support the other operation in the event that it failed. Management believes that it is unlikely that both systems would fail simultaneously, and has no contingency plans for such an event.

Seasonality

The computer software and digital camera markets are characterized by significant seasonal swings in demand, which typically peak in the fourth quarter of each calendar year. The seasonal pattern is due primarily to the increased demand for software and digital cameras during the year-end holiday buying season and reduced demand for software and digital cameras during the European Easter and summer vacation period. The Company expects its net sales and operating results to continue to reflect this seasonality. The Company's revenues may also experience substantial variations as a result of a number of factors, such as consumer and business preferences and introduction of competing titles by competitors, as well as limited time promotional pricing offers. There can be no assurance that the Company will achieve consistent growth or profitability on a quarterly or annual basis.

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

Item 2.   Changes in Securities and Use of Proceeds.

          On June 9, 1999, the Company sold an aggregate of 525,000 shares of Common Stock for aggregate gross proceeds of $1,050,000 to twenty-two accredited investors. Each investor received one demand and piggyback registration rights. The issuance of these shares of Common Stock was a private transaction exempt from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.

          On June 11, 1999, the Company issued options to purchase 25,000 shares of common stock at an exercise price of $2.75 to Neil M. Kaufman, a director of the Company. The issuance of these options to purchase common stock was a private transaction exempt from registration under
          Section 4(2) of the Securities Act.

          On July 1, 1999, the Company sold an aggregate of 762,653 shares of common stock for aggregate gross proceeds of $1,510,000 to 45 investors in a private placement in which Joseph Stevens & Company, Inc. acted as placement agent. Each investor received one demand and piggyback registration rights. The issuance of these shares of Common Stock was a private transaction exempt from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.

          On July 20, 1999 the Company issued warrants to purchase an aggregate of 225,000 shares of its common stock at an exercise price of $2.00 through July 20, 2004. The warrants were issued in connection with a consulting agreement. The issuance of these warrants was a private transaction exempt from registration under Section 4(2) of the Securities Act.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holder.

          The Annual Meeting of Stockholders of Software Publishing Corporation Holdings, Inc. was held on July 14, 1999, at which the following matters were voted upon and adopted by the votes indicated:

                                                                          For                                             Withheld
                                                                          ---                                             --------
          To elect one director, Mark E. Leininger, in Class
          III, to the Board of Directors of the Company.                4,076,245                                           50,566


                                                                          For                    Against                   Abstain
                                                                          ---                    -------                   -------
          To amend the Company's Certificate of Incorporation
          to change the Company's name to "Vizacom Inc.".               4,034,973                  70,391                   21,446



                                                                          For                    Against                   Abstain
                                                                          ---                    -------                   -------
          To amend the Company's Certificate of Incorporation
          to increase the number of authorized shares of the
          Company's Common Stock to 60,000,000 from
          30,000,000.                                                   3,818,534                 260,238                   48,039

          To amend the Company's 1994 Long Term Incentive
          Plan to increase the number of shares available
          for award thereunder to 5,000,000 from 1,333,333.             1,349,240                 210,366                   50,277

          To amend the Company's Outside Director and
          Advisor Stock Option Plan to:

          (a) increase the number of shares available for award
          thereunder to 750,000 from 166,666;                           1,303,099                 298,176                    8,609

          (b) increase the number of shares underlying each
          initial and annual option awarded thereunder;                 1,257,765                 298,041                   54,077

          (c) modify the language with respect to the calculation
           of the exercise price of options granted thereunder.         3,800,135                 270,168                   11,232

          Mark E. Leininger was elected as a director in Class III. The names of the other directors on the board whose terms will continue after this meeting are Marc E. Jaffe, Esq. (Class I), Norman W. Alexander (Class
          II), Werner G. Haase (Class I), and Neil M. Kaufman, Esq. (Class II).

          There were no broker non-votes with respect to the matters listed above.

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               Set forth below are all exhibits to this Quarterly Report on Form 10-QSB

          Number     Description
          ------     -----------

           27         Financial Data Schedule

          (b)  Reports on Form 8-K

               On June 14, 1999 the Company filed a Current Report on Form 8-K (Date of Report: June 8, 1999) with the Commission reporting Item
               5. Other event matters.

               On July 15, 1999 the Company filed a Current Report on Form 8-K (Date of Report: July 1, 1999) with the Commission reporting Item
               5. Other event matters.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     VIZACOM INC.



Dated:  August 13, 1999         By:              /s/ Mark E. Leininger
                                     -------------------------------------------
                                                   Mark E. Leininger
                                         President and Chief Executive Officer
                                             (Principal Executive Officer)


Dated:  August 13, 1999         By:             /s/ Alan W. Schoenbart
                                     -------------------------------------------
                                                  Alan W. Schoenbart
                                          Vice President - Finance, Treasurer
                                              and Chief Financial Officer
                                             (Principal Financial Officer)

                                  VIZACOM INC.
                                INDEX TO EXHIBITS


Exhibit No.       Description
-----------       -----------

27.               Financial Data Schedule.