Form 10QSB
period 1999-09-30
VIZACOM INC
filed 1999-11-15
CIK 926331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   Form 10-QSB


(Mark One)
[ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1999

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

          Glenpointe Centre East, 300 Frank W. Burr Blvd., 7th Floor,
                            Teaneck, New Jersey 07666
                    (Address of principal executive offices)

                                 (201) 928-1001
                           (Issuer's telephone number)

                    3A Oak Road, Fairfield, New Jersey 07004
                  (former address if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,138,502 shares of Common Stock, as of October 31, 1999.

Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

                                  VIZACOM INC.

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

Item                                                                      Pages
----                                                                      -----

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets as of September 30,
  1999 (Unaudited) and  December 31, 1998 . . . . . . . . . . . . . . .        3
Condensed Consolidated Statements of Operations for the
  Three and Nine Months Ended September 30, 1999 and 1998
  (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4
Condensed Consolidated Statement of Changes in Stockholders'
  Equity for the Nine Months Ended September 30 ,1999
  (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5
Condensed Consolidated Statements of Cash Flows for the
  Nine Months Ended September 30, 1999 and 1998 (Unaudited) . . . . . .        6
Notes to Condensed Consolidated Financial Statements  . . . . . . . . .   7 - 11


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. . . . . . . . . . . . . .  12 - 19

Part II. OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . .       20

                                  VIZACOM INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  September 30,  December 31,
                                                      1999           1998
                                                      ----           ----
                                                  (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                      $    933,684    $   2,377,648
 Marketable securities                             1,418,874        1,020,000
 Receivables
      Trade accounts, net                            631,138        1,169,233
      Other                                          157,825          390,429
      Notes, current portion                         129,187           13,026
 Inventories                                         670,096          607,181
 Prepaid expenses and other current assets           948,907          684,268
                                                ------------    -------------
      Total current assets                      $  4,889,711    $   6,261,785

Property and equipment, net                          693,833          445,447
Acquired software, net                               480,833        2,144,417
Goodwill, net                                        137,402          193,611
Restricted cash                                      259,838          200,000
Notes receivable, long term portion                   64,681           28,078
Other assets                                       1,760,297          724,972
                                                ------------    -------------
      Total assets                              $  8,286,595    $   9,998,310
                                                ============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                               $  3,024,246    $   3,484,275
 Accrued liabilities                               1,327,385        1,730,999
 Value-added taxes payable                           376,033          416,395
 Current portion of long-term debt                    75,033          195,044
                                                ------------    -------------
      Total current liabilities                    4,802,697        5,826,713

Long-term debt, less current maturities              159,408           99,554
                                                ------------    -------------
      Total liabilities                            4,962,105        5,926,267
                                                ------------    -------------

Commitments and Contingencies

Stockholders' equity:
 Preferred Stock
   Class B, Series A, 60,520 shares
     authorized, none issued                               -                -
   Junior Participating, Series A,
     100,000 shares authorized; none issued                -                -
 Serial Preferred Stock, $.001 par value,
   1,939,480 shares authorized;
  Class A, 1,500 shares authorized,
     0 and 930 shares issued, respectively                 -          930,000
  Class C, 1,000 shares authorized, none issued            -                -
 Common stock, $.001 par value, 60,000,000 shares
     authorized;  issued 6,704,443 and
     5,083,653 shares, respectively                    6,704            5,084
 Additional paid-in capital                       48,607,239       45,385,487
 Accumulated deficit                             (45,274,922)     (42,238,133)
 Accumulated other comprehensive loss                 (4,136)               -
 Treasury stock, at cost, 3,095 shares               (10,395)         (10,395)
                                                ------------    -------------
      Total stockholders' equity                   3,324,490        4,072,043
                                                ------------    -------------
      Total liabilities and stockholders'
         equity                                 $  8,286,595    $   9,998,310
                                                ============    =============

See accompanying notes to condensed consolidated financial statements.

                                  VIZACOM INC.
                 CONDENSED CONSOLITATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Three months ended            Nine months ended
                                                          September 30,                 September 30,
                                                       ------------------            -----------------
                                                       1999          1998            1999         1998
                                                       ----          ----            ----         ----

Net sales                                         $ 4,370,236   $ 4,223,325     $ 13,667,951  $ 12,226,304
Cost of goods sold                                  1,295,437     1,103,873        4,353,056     2,807,174
                                                  -----------   -----------     ------------  ------------
Gross profit                                        3,074,799     3,119,452        9,314,896     9,419,130

Selling, general and administrative expenses        3,865,672     2,977,014       11,852,315     8,535,311
Product development                                   213,230       154,780          479,574       927,356
Amortization of goodwill and purchased technology     499,570       594,320        1,672,418     1,782,959
Unrealized holding gain on marketable securities     (155,931)            -       (1,576,077)            -
Other expense (income), net                           192,330       (50,648)         (76,545)      (72,436)
                                                  -----------   -----------     ------------  ------------
                                                    4,614,871     3,675,466       12,351,685    11,173,190

  Net Loss                                         (1,540,072)     (556,014)      (3,036,789)   (1,754,060)

Dividends on Series A and Series C Preferred Stock     (5,325)            -          (56,641)            -
                                                  -----------   -----------     ------------  ------------

  Net loss attributable to common stockholders    $(1,545,397)  $  (556,014)    $ (3,093,430) $ (1,754,060)
                                                  ===========   ===========     ============  ============

Net loss per common share:
  Net loss per common share-basis and diluted     $      (.26)  $      (.14)    $       (.55) $       (.50)
                                                  ===========   ===========     ============  ============
  Weighted average number of common shares
       outstanding - basic and diluted              5,859,197     3,940,357        5,635,086     3,513,780
                                                  ===========   ===========     ============  ============

See accompanying notes to condensed consolidated financial statements.

                                  VIZACOM INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                           Preferred Stock
                                             ------------------------------------------
                                                    Class A              Class C                   Common Stock        Additional
                                             ------------------      -------------------      ---------------------     Paid-in
                                             Shares      Amount      Shares       Amount        Shares     Amount       Capital
                                             ---------------------------------------------------------------------------------------
Balance at December 31, 1998                  930       $930,000         -            -       5,083,653    $5,084     $45,385,487
Comprehensive income (loss):
Net Loss                                       -            -            -            -            -          -              -
Currency translation adjustment                -            -            -            -            -          -              -
Total comprehensive loss                       -            -            -            -            -          -              -
Exchange of Class A Preferred Stock
 for Class C Preferred Stock and
 warrants, less related costs                (930)      (930,000)       930        930,000         -          -           (33,905)
Common stock issued on exercise
 of warrants                                   -            -            -            -         183,333      183            5,317
Common stock issued for payment of
 legal services                                -            -            -            -          50,000       50          181,200
Sale of common stock in private
 placements, net                               -            -            -            -       1,370,007    1,370        2,377,526
Issuance of options and warrants for
 current and future services                   -            -            -            -            -          -           726,977
Issuance of common stock pursuant to
 Company stock option plans                    -            -            -            -          17,450       17           21,278
Redemption of preferred stock                  -            -          (930)      (930,000)        -          -              -
Dividends paid on preferred stock              -            -            -            -            -          -           (56,641)
                                             ---------------------------------------------------------------------------------------
Balance at September 30, 1999                  -        $   -            -        $   -       6,704,443    $6,704     $48,607,239
                                             =======================================================================================



                                                                       Accumulated
                                                                          Other                             Total
                                               Accumulated            Comprehensive       Treasury       Stockholders'
                                                 Deficit                  Loss              Stock           Equity
                                             -------------------------------------------------------------------------
Balance at December 31, 1998                  $(42,238,133)             $    -          $(10,395)        $4,072,043
Comprehensive income (loss):
Net Loss                                        (3,036,789)                  -               -
Currency translation adjustment                       -                  (4,136)             -
Total comprehensive loss                              -                      -               -           (3,040,925)
Exchange of Class A Preferred Stock
 for Class C Preferred Stock and
 warrants, less related costs                         -                      -               -              (33,905)
Common stock issued on exercise
 of warrants                                          -                      -               -                5,500
Common stock issued for payment of
 legal services                                       -                      -               -              181,250
Sale of common stock in private
 placements, net                                      -                      -               -            2,378,896
Issuance of options and warrants for
 current and future services                          -                      -               -              726,977
Issuance of common stock pursuant to
 Company stock option plans                           -                      -               -               21,295
Redemption of preferred stock                         -                      -               -             (930,000)
Dividends paid on preferred stock                     -                      -               -              (56,641)
                                             ---------------------------------------------------------------------------------------
Balance at September 30, 1999                 $(45,274,922)             $(4,136)        $(10,395)        $3,324,490
                                             =======================================================================================

See accompanying notes to condensed consolidated financial statements.
                                       5

                                  VIZACOM INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Nine Months Ended September 30,
                                                                                     ------------------------------
                                                                                           1999          1998
                                                                                           ----          ----
Operating activities:
   Net loss                                                                          $  (3,036,789)   $  (1,754,060)
   Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                                                      2,093,164        2,003,761
      Unrealized holding gain on marketable securities                                  (1,576,077)              -
      Realized loss on sale of marketable securities                                       184,855               -
      Provision for bad debts                                                               80,000               -
      Common stock and stock options issued for legal services                             101,712               -
      Sale of marketable securities                                                            -           173,600
      Changes in assets and liabilities:
        Receivables                                                                       479,693          (37,631)
        Inventories                                                                       (62,915)          81,863
        Prepaid expenses and other currents assets                                       (329,608)        (187,723)
        Other assets                                                                     (518,877)         (32,499)
        Accounts payable                                                                 (460,029)         467,408
        Accrued liabilities                                                              (297,907)      (2,657,859)
        Value-added taxes payable                                                         (40,362)              -
                                                                                     ------------     ------------
             Net cash used in operating activities                                     (3,383,140)      (1,943,140)
                                                                                     ============     ============

Investment activities:
   Purchase of property and equipment                                                    (414,096)         (45,157)
   Increase in restricted cash                                                            (59,838)              -
   Collection of notes receivable                                                         105,617               -
                                                                                     ------------     ------------
             Net cash used in investing activities                                       (368,317)         (45,157)
                                                                                     ------------     ------------

Financing activities:
   Payment of long-term debt                                                             (159,185)        (121,559)
   Proceeds from long-term debt                                                            99,028               -
   Acquisition of treasury shares                                                              -           (10,395)
   Proceeds from sale of common stock, net                                              2,378,896        1,038,247
   Proceeds from option and warrant exercises                                              26,795               -
   Costs of issuance of preferred stock                                                   (33,905)              -
                                                                                     ------------     ------------
             Net cash provided by financing activities                                  2,311,629          906,293
                                                                                     ------------     ------------

Effect of exchange rate changes on cash and cash equivalents                               (4,136)              -
Net decrease in cash and cash equivalents                                            $ (1,439,828)      (1,082,004)
Cash and cash equivalents, at beginning of period                                       2,377,648        2,586,753
                                                                                     ------------     ------------
Cash and cash equivalents at end of period                                           $    933,684     $ 1,504,749
                                                                                     ------------     ------------

Supplemental disclosure of cash flow information:
      Interest                                                                       $     32,578     $         -
                                                                                     ============     ============
      Income taxes                                                                   $         -      $         -
                                                                                     ============     ============
Supplemental disclosure of non-cash financing and investing activities:
      Redemption of preferred stock with marketable securities                       $    930,000     $         -
                                                                                     ============     ============
      Dividends on preferred stock paid in marketable securities                     $     62,348     $         -
                                                                                     ============     ============
      Warrants issued for other assets                                               $    706,515     $         -
                                                                                     ============     ============
      Common stock issued in payment of liabilities                                  $    100,000     $    107,107
                                                                                     ============     ============
      Common stock issued for services                                               $         -      $    174,250
                                                                                     ============     ============


See accompanying notes to condensed consolidated financial statements.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements of Vizacom Inc. (formerly known as Software Publishing Corporation Holdings, Inc.) and its wholly owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

   The condensed consolidated balance sheet as of December 31, 1998 has been derived from the Company's audited consolidated balance sheet as of that date. See Note 2 with respect to reclassifications.

2. Significant Accounting Policies

   Software Development Costs

   Product enhancement costs for products which have established technological feasibility are capitalized and capitalization is discontinued when the product is available for sale. Approximately $281,000 was capitalized at September 30, 1999. Software development costs incurred prior to establishment of technological feasibility are charged to product development expense.

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

   Web Site Development Costs

   Certain internal and external costs of web site development incurred during the application development stage are being capitalized and amortized over a three-year period. At September 30, 1999, $235,000 of these costs are included in other assets.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


   Reclassifications

   Certain   reclassifications   have  been made to the 1998  amounts to conform
   with the 1999 presentation.

3. Loss per Share

   Basic loss per share is computed based upon the weighted average number of common shares outstanding during each period presented. Stock options and warrants did not have an effect on the computation of diluted earnings per share in the nine month periods ended September 30, 1999 and 1998 since they were anti-dilutive.

4. Marketable Securities

   The Company accounts for its investment in marketable securities consisting of shares of X-Ceed, Inc. common stock ("Xceed Shares"), as a trading security, and therefore records an unrealized holding gain or loss each period determined by the market value of Xceed Shares at the end of each period. On July 14, 1999, the Board of Directors of the Company called for redemption all outstanding shares of the Class C 11 % Cumulative NonConvertible Redeemable Preferred Stock ("Class C Preferred") of the Company with a record date for such redemption of July 19, 1999. On July 1, 1999, the Company agreed with the holder of such shares of Class C Preferred (the "Holder") that in the event the Company called for redemption any of its shares of Class C Preferred within 45 days, the Company would sell to the Holder 53,815 Xceed Shares owned by the Company at a price of $18.44 per Xceed Share, or $992,349 in the aggregate. Such transaction was consummated on July 19, 1999 resulting in a realized loss of $184,855 on the exchange of the Xceed shares (representing the difference between the market price and the agreed upon exchange value of $18.44, which is reflected in other income (expense)).

   On August 10, 1999, the Company entered into an agreement pursuant to which should the other party provide assistance to the Company in finding or advising with respect to an acquisition or acquisitions, the Company shall pay a fee payable in shares of common stock of Xceed Inc. valued at $13.375 per share (the closing price thereof on the date of the agreement), equivalent to 10% of the purchase price of the acquisition(s), up to a maximum of $800,000.

5. Stockholders' Equity

   In January 1999, the holder of all 930 shares of the Class A 14% Cumulative Non-Convertible Redeemable Preferred Stock ("Class A Preferred") of the Company exchanged such Class A Preferred shares for (i) the issuance of 930 shares of the Class C Preferred of the Company, (ii) the issuance of warrants to purchase 260,000 shares of Common Stock, at an exercise price of $1.0625 per share, exercisable immediately and expiring in January 2006, and
   (iii) a payment of $7,134 representing all accrued dividends on the Class A Preferred through the effective date of such exchange. The Certificate of Designations with respect to the Class C Preferred authorizes a class of 1,000 shares of Class C Preferred. Holders of shares of Class C Preferred are entitled to (a) cumulative dividends of $110 per share per annum, payable semi-annually on June 30 and December 31, of each calendar year, commencing on June 30, 1999, (b) a liquidation preference of $1,000 per share and (c) the right to elect one director in the event the Corporation fails to tender in full three consecutive semi-annual dividend payments. In addition, the Company has the right to redeem the Class C Preferred, in part or whole, at any time, upon payment of $1,000 per share of Class C Preferred. See Note 4 above.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


   In February 1999, the Company issued 183,333 shares of its common stock pursuant to the exercise of warrants to purchase such shares at $.03 per share, for aggregate consideration of $5,500.

   On April 6, 1999, the Company entered into certain financial advisory and investment banking agreements whereby the Company issued warrants to purchase 100,000 and 45,000 shares, respectively, of common stock of the Company at an exercise price of $1.125. The warrants are exercisable for the period from April 6, 2000 through April 6, 2004. The warrants were valued at $69,742 and $31,523, respectively, and the related deferred charges are included in other assets. The Company also issued options to purchase 25,000 shares of its common stock to employees of its legal counsel, at an exercise price of $1.03125. These options were valued at $20,462. Options to purchase 13,625 shares of these 25,000 shares of common stock were subsequently cancelled.

   On  June 9,  1999, the  Company sold an aggregate of 525,000 shares of Common
   Stock  for  aggregate  gross  proceeds  of  $1,050,000,   before   associated
   transaction costs of $61,644, to twenty-two accredited investors.

   On July 1, 1999, the Company sold an aggregate of 762,653 shares of common stock for aggregate gross proceeds of $1,510,000 to 45 investors, before associated transaction costs of $294,460, in a private placement in which Joseph Stevens & Company, Inc. acted as placement agent.

   In July 1999, the Company issued 50,000 shares of common stock to the members of its corporate counsel in payment of certain legal fees due to such law firm. See Note 8.

   On  July  14,  1999,  the   Board of  Directors  of the  Company  called  for
   redemption all outstanding shares of Class C Preferred of the Company with a record date for such redemption of July 19, 1999. See Note 4.

   On July 20, 1999 the Company issued warrants to purchase an aggregate of 225,000 shares of its common stock at an exercise price of $2.00, through July 20, 2004, in connection with a five-year consulting agreement. Such warrants were valued at $605,250 and are being amortized over the term of the related consulting agreement.

   During  the  period   September   through   October 1999,   the  Company sold
   units in a private placement, each unit consisting of one share of common stock plus one-quarter of a warrant. Each warrant will allow the subscriber to purchase one share of common stock at $2.75 per share for a three year period from date of sale. In the quarter ended September 30, 1999, the Company sold 82,354 units for aggregate gross proceeds of $175,000 to 6 accredited investors. In October 1999, the Company sold 434,059 units for aggregate gross proceeds of $922,375 to 11 accredited investors.

6. License of Technology

   On June 14, 1999 the Company entered into an agreement to license certain of its proprietary technology to an unrelated entity in return for certain future payments totaling $275,000. The Company has recorded the present value of the payments as a note receivable and included a $211,006 gain on the licensing of the technology in other income.

7. Litigation

   On   January   30,   1998,  an action was  commenced  against the Company and
   certain current and former officers, in which plaintiffs allege that, in October 1997, the plaintiffs purchased an aggregate of 296,333 shares of the

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     Company's common stock (adjusted for the May 28, 1998 three-for-one reverse stock split) for gross proceeds of $919,495 based upon certain allegedly misleading statements made to one of the plaintiffs which were allegedly designed to deceive plaintiffs as to the Company's true financial state. Plaintiffs seek recision of their investment, a return of their purchase price and certain other relief. The Company believes that these claims are without merit and is vigorously defending itself in this action. The Company has denied the plaintiffs' allegations and asserted affirmative defenses, including that the plaintiffs' subscription agreements bar plaintiffs' claims, and has asserted counterclaims that, among other things, plaintiffs breached certain of the representations contained in their subscription agreements, that one of the plaintiffs breached his fiduciary duties to the Company and that plaintiffs' violated Section 13(d) of the Exchange Act by filing a materially false and misleading Schedule 13D with respect to the Common Stock. This case is awaiting dipositive motions and/or a trial date.

     In the fourth quarter of 1998, an action was commenced against the Company in California in which plaintiff is seeking $300,000 in damages for the Company's alleged violation of a lease for office space located in San Jose, California. The Company believes that plaintiff's claims in this action are without merit and intends to vigorously defend itself in this action. The Company has filed an answer in this action denying the plaintiff's allegations. This action is currently in the discovery stage and is scheduled for non-binding mediation.

     The Company has other litigation matters in progress in the ordinary course of business. In the opinion of management, all of such other pending litigation of the Company is expected to be resolved without a material adverse effect on the Company's financial position, results of operations or cash flow.

8.   Related Party Transactions

     During the nine months ended September 30, 1999, the Company incurred approximately $300,000 of legal fees to a law firm of which a director of the Company is a member. Approximately $57,000 owed to such law firm is included in accounts payable at September 30, 1999. In July 1999, 50,000 shares of common stock (valued at $181,250 on the date of issue) were issued to the members of this law firm in payment of legal fees. In addition, in June and July 1999, options to purchase an aggregate of 100,000 shares of common stock were granted to the members of this law firm at exercise prices of $2.75 and $3.08 per share. Options to purchase 75,000 of these shares were granted under the Company's 1994 Long Term Incentive Plan.

9.   Foreign and Domestic Operations

     The   Company   conducts   its   business   within  the  computer  software
     industry. Foreign and domestic operations for the nine months ended September 30, 1999 and 1998, were as

                                     United States   International  Consolidated
                                     -------------   -------------  ------------
September 30,1999:

Net                                   $ 5,073,298      $8,594,653   $13,667,951
                                      ===========      ==========   ===========

Loss before income taxes              $(2,393,393)     $ (643,396)  $(3,036,789)
                                      ===========      ==========   ===========

September 30,1998:

Net sales                             $ 5,844,355      $6,381,949   $12,226,304
                                      ===========      ==========   ===========

Income (loss) before income taxes     $(3,383,947)     $1,629,887   $(1,754,060)
                                      ===========      ==========   ===========

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     10.  Commitments and Contingencies

     In September 1997, the Company applied for a closing agreement with the IRS pursuant to which we would become jointly and severally liable for the tax obligations of Software Publishing Corporation ("SPC'), a subsidiary of the Company, upon occurrence of a "triggering event" requiring recapture of dual consolidated losses previously utilized by SPC. The Company acquired SPC in December 1996. Such closing agreement would avoid SPC's being required to recognize a tax of approximately $8 million on approximately $24.5 million of SPC's pre-acquisition dual consolidated losses. The Company received notification from the IRS that the IRS has determined not to act on its application until such time as SPC submits certain filings pertaining to pre-acquisition consolidated tax year return filings made by SPC. The Company intends to submit these filings in an application for relief shortly. The Company believes that should the IRS accept the application for relief, and once the re-application for a closing agreement is made, the IRS should agree to such a closing agreement. However, no assurance can be given that the IRS will do so, and any failure to do so could result in the recognition of this tax liability. Should such a closing agreement be obtained, in certain circumstances, a future acquirer of the Company may also be required to agree to a similar closing agreement in order to avoid the same tax liability, to the extent it is able to do so. This could have a material adverse effect on our future ability to sell SPC. The report of our auditors covering the December 31, 1998 consolidated financial statements contains a paragraph emphasizing these dual consolidated losses.

     The Company has entered into a five-year consulting agreement pursuant to which the Company is required to pay .30% of its net revenue (subject to an annual minimum fee of $125,000, and an annual maximum fee of $250,000) to the consultant. The term of the agreement may be extended an additional eighteen months if the Company reports annual net revenues of $40,000,000, and an additional eighteen months should net revenues exceed $60,000,000. At September 30, 1999 the Company has accrued $93,750 in connection with this agreement.

     On July 14, 1999, the Company entered into a three year employment agreement with the Company's President and Chief Executive Officer, Mark E. Leininger. Under the terms of the agreement, Mr. Leininger will receive $162,500 base pay with minimum $10,000 annual increases during the term of the agreement. Such annual increases may be revised upward at the discretion of the Compensation Committee of the Board of Directors. Mr. Leininger will receive a $25,000 bonus upon the Company's attainment of its first profitable fiscal quarter. Mr. Leininger will also receive a quarterly bonus of 3% of the Company's income before extraordinary items. In the event of a change of control, the agreement provides that Mr. Leininger shall have the right to terminate the employment agreement within six months thereafter, and receive payment of three times the average annual cash compensation paid by the Company to Mr. Leininger over the previous five years, less $1.00. The agreement further contains restrictions on the employee engaging in competition with the Company for the term thereof and for up to one year thereafter, and provisions protecting the Company's proprietary rights and information.

     On July 14, 1999 the Company entered into a sublease agreement for its corporate headquarters. Under the sublease agreement the Company leases 4,787 square feet of commercial office space commencing September 1, 1999 for a fixed annual rental of $119,675. The lease runs through January 31, 2003.

     On July 27, 1999 the Company entered into a minimum annual purchase commitment of approximately $230,000 with a distributor of certain software the Company intends to sell in its direct mail operation.

11.  Subsequent Events

     On October 29, 1999 the Company entered into a letter of intent to acquire Renaissance Multimedia, a New York City based digital communication company focused on building internet web sites and businesses through use of new media, in a cash and stock transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Quarterly Report on Form 10-QSB, that are not based on historical facts, include "forward- looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements included in this Form 10-QSB involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, performance or achievement, current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

     -    the overall  level of business  and  consumer  spending  for  computer software,
     -    the market  acceptance and amount of sales of the Company's products,
     - the extent that the Company's direct marketing programs achieve satisfactory response rates,
     - the ability of the Company to obtain sufficient supplies of successful products,
     -    the efficiency of the Company's  telemarketing  operations,
     - the competitive environment within the computer software and direct marketing industries,
     -    the Company's ability to raise additional capital,
     - unforeseen operational difficulties and financial losses due to year 2000 computer problems,
     -    the   cost-effectiveness   of  the   Company's   product   development
          activities,
     - the extent to which the Company is successful in developing, acquiring or licensing products which are accepted by the market,
     - the success of the Company's VisualCities.com Internet commerce network and other Internet programs,
     - the success of the Company's expansion into Internet service offerings,
     - the ability to obtain from the Internal Revenue Service (the "IRS") relief to make the appropriate election under the Internal Revenue Code of 1986, as amended ( the "Code"), which would permit reporting dual consolidated losses by SPC; approval by the IRS of our application for a closing agreement, and approval by the IRS of a similar application for a closing agreement in the event the Company chooses to sell SPC in the future, and
     - the other factors and information disclosed and discussed elsewhere in this Quarterly Report on Form 10-QSB.

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

Business

The Company makes and sells computer software products for both the United States domestic and international markets and has entered into the e-commerce and internet services business initially through its Internet web site VisualCities.com. Most of the Company's products are visual communication tools comprised of desktop publishing, presentation graphics and graphics/drawing software for the corporate, SOHO and consumer markets. The Company's web site, VisualCities.com, focuses on content and e-commerce associated with these visual communication tools. Our products are intended to allow the user to improve the visual and graphical appeal as well as the overall effectiveness of documents and digital images produced by either the Company's or third parties' desktop publishing, web publishing, presentation graphics, e-mail, word processing and other similar applications and products. We currently offer twenty-eight products that operate on the Windows(R) 98, Windows 95, Windows NT(R) , Windows
3.1 and DOS operating  systems
for IBM personal computers and compatibles. We also sell software products together with certain computer hardware, such as "mouse pens," new personal computers and digital cameras. We have established a multi-channel distribution system utilizing direct mail, telemarketing, retail, corporate and OEM sales channels and also disseminate some of our software programs over the Internet. The Company currently derives substantially all of its net sales from products sold directly to end-users by its direct mail and telemarketing centers, and to retailers, distributors and corporate purchasers by its internal sales force and independent sales representatives. We estimate that approximately 91% of our net sales for the nine months ended September 30, 1999 (the "1999 Nine Month Period") were generated through the Company's direct sales and telemarketing efforts, compared to 83% of our net sales for the period ended September 30, 1998 (the "1998 Nine Month Period").

North America and International net sales for the three and nine months September 30, 1999 and 1998 were as follows:

                       Three Months Ended September 30,              Nine Months Ended September 30,
                    --------------------------------------       ---------------------------------------
                          1999                  1998                    1999                   1998
                    -----------------    -----------------       ------------------     ----------------
                    Amount       %       Amount        %          Amount         %      Amount        %
                    ------      ---      ------       ---         ------        ---     ------       ---
North America       $1,584,050   36      $2,013,761    48         $ 5,073,298    37     $ 5,844,355   48
International        2,786,187   64       2,209,564    52           8,594,653    63       6,381,949   52
                    ----------  ---      ----------   ---         -----------   ---     -----------  ---
Net Sales           $4,370,236  100      $4,223,325   100         $13,667,951   100     $12,226,304  100
                    ==========  ===      ==========   ===         ===========   ===     ===========  ===


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

The Company recently has launched a new web site entitled VisualCities.com. The web site is a niche internet commerce network which provides targeted information, content, goods and services to visual communication users. The Company intends to utilize this web site to sell its products and create a gathering place for individuals with interest in visual communication products. The Company expects the web site to achieve full functionality by January 2001.

We believe that in order to increase net revenues, we must continue to develop and introduce new technologies and products internally, obtain additional technologies and products through strategic alliances and acquisitions and introduce new marketing strategies to include strengthening our marketing through e-commerce and the Internet. We intend to utilize our core competencies in direct marketing, telemarketing, sales, customer and technical service, and fulfillment capabilities to provide these services to the e-commerce community. Any inability or delay in executing these strategies, difficulties encountered in introducing new products or marketing programs, or failures of our current and future products to compete successfully with products offered by other vendors, could adversely affect our performance. The Company's growth is expected to require increases in the number of employees, expansion of our e-commerce and Internet sites, expenditures for new product development, the acquisition of product rights, sales and marketing expenses, and general and administrative expenses.

Strategy

The Company has begun implementing a strategy that includes becoming a fully integrated provider of e-services by capitalizing on its core competencies and complementary acquisitions. The strategy is summarized below:

E-Services

The Company believes there is an accelerating trend to provide e-services to Internet business owners. These e-services include the ability to cure the customer service frustrations that presently exist on the Internet. The Company believes that it can become a major back office customer and technical service provider as well as provide other necessary services to Internet e-commerce businesses by leveraging its core competencies, which include:

- International Call Centers and Warehouse Fulfillment Capabilities: We have call centers and fulfillment operations in the United States and Europe which can be used to provide customer services to our customers and third parties.

- Provider of Call Center Technology Services: The Company is becoming a provider of click through technology services that provides a web user access to a live person for assistance on the web through on-line chat or real time audio and/or video.

- Direct Marketing Services: Our core software and direct marketing business utilizes in-house expertise to elicit responses to our international call centers from our mail programs of direct marketing advertisements.

VisualCities.Com

The Company recently launched its VisualCities.com internet commerce network. The Company hopes to leverage its large installed base of customers, direct marketing capabilities, and international brand recognition to draw users to this web site. The Company intends to ultimately offer the VisualCities.com user focused content within a studio-based format reflecting seven visual communications markets: 1) digital imaging; 2) animation; 3) art gallery; 4) drawing; 5) presentation graphics; 6) desktop publishing; and 7) web publishing. Four of these studios are currently included in the web site. We envision that the Company will generate revenue from a number of sources including links to other web sites, sale of Company and third party products, brokerage of clip-art and other content, advertising and other ancillary services related to the visual communication toolset.

Acquisitions

The Company believes that by providing a greater spectrum of web capabilities it will broaden its appeal to become a leading web service provider. In connection with that strategy, the Company has entered into a letter of intent to acquire Renaissance Multimedia, a New York City based digital communication company focused on building internet web sites and businesses through use of new media. The Company is also exploring other strategic acquisitions both domestically and internationally, including the acquisition of one or more companies engaged in the business of designing and implementing internet backbones, all of which we expect to strengthen our e-service capabilities.

On a combined basis, we expect to be able to provide a fully integrated range of e-business services, including web site design, e-business building, internet backbone design and implementation, direct marketing services, customer and technical support services, and fulfillment.

Results of Operations

Comparison of the Three and Nine Month Periods Ended September 30, 1999 and 1998

Net Sales: Net sales for the quarter ended September 30, 1999 (the "1999 Third Quarter") increased $146,911, or 3%, to $4,370,236 from $4,223,325 in the quarter ended September 30, 1998 (the "1998 Third Quarter"). Net sales for the 1999 Nine Month Period increased $1,441,647, or 11%, to $13,667,951 from $12,226,304 in the 1998 Nine Month Period. The increase in net sales in the 1999 Third Quarter and 1999 Nine Month Period resulted primarily from sales of the Company's Go Digital Camera Pak direct response promotion, which was not available for sale in the 1998 Nine Month Period. The Company provided for returns and allowances at 14% and 10% of gross sales in the 1999 Third Quarter and 1999 Nine Month Period, respectively, as compared to 10% and 8%, respectively, of gross sales in the 1998 Third Quarter and 1998 Nine Month Period, primarily as a result of a shift to increased hardware sales which has a greater rate of returns and allowances.

Cost of Goods Sold and Gross Profit: Cost of goods sold increased $191,564, or 17%, to $1,295,437 in the 1999 Third Quarter from $1,103,873 in the 1998 Third Quarter. Cost of goods sold increased $1,545,881, or 55%, to $4,353,055 in the 1999 Nine Month Period from $2,807,174 in the 1998 Nine Month Period. The higher costs are due to the increase in sales volume and a change in the product mix to a greater proportion of hardware compared to software sales. The Company's cost of goods sold consists primarily of product costs, royalties and inventory allowances for damaged and obsolete products. Product costs consist of the costs to purchase the underlying materials and print both boxes and manuals, media costs (CD-ROMs and other media), assembly costs, and hardware costs. Gross profit for the 1999 Third Quarter was 70% compared to 74% in the 1998 Third Quarter. Gross profit for the 1999 Nine Month Period was 68% compared to 77% for the 1998 Nine Month Period. The decline in gross margins for the 1999 Third Quarter and 1999 Nine Month Period reflects a change in product mix resulting primarily from higher proportion of hardware versus software sales in the comparative periods due to the Company's Go Digital Camera Pak promotion, and the delay in the introduction of additional software products originally expected during the 1999 Nine Month Period.

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

Selling, General and Administrative Expenses: Selling, general and administrative expenses for the 1999 Third Quarter increased $888,658, or 23%, to $4,130,971 from $2,977,014 in the 1998 Third Quarter. Selling, general and administrative expenses for the 1999 Nine Month Period increased $3,317,004, or 28%, to $11,852,316 from $8,535,311 in the 1998 Nine Month Period. Selling, general and administrative expenses increased primarily as a result of increased catalog and direct mail costs, including the cost of developing an expanded direct-response list in the United States and the introduction of a direct mail program in Germany. During the 1999 Third Quarter, the Company experienced, primarily in its European operations, what the Company believes was a slower return to normal seasonal business levels as well as a seasonally induced lower response rate, which, together with a higher than expected return rate for its digital cameras, contributed to a significant increase in its direct mailing costs, which were disproportionate to revenue generated. The Company also incurred increased costs associated with the Company's expansion into Germany. Additional charges of approximately $229,000 and $397,000 were incurred relating to consulting agreements, for the 1999 Third Quarter and 1999 Nine Month Period, respectively, as compared to $133,000 and $145,000 in the comparable 1998 periods. The Company also incurred additional costs of approximately $18,000 and $79,000 for outside public relations services during the 1999 Third Quarter and 1999 Nine Month Period, respectively, which it had not incurred during the comparable 1998 periods.

The Company establishes several of its marketing expenditure levels based on expected net revenues. The Company periodically reviews and adjusts its variable expenditure levels based on actual sales volumes. In the future, the Company's cash flows, net revenues and operating results could be adversely affected by these and other factors, such as delays in new product introductions, delays in receiving single sourced (e.g., digital cameras) or other manufactured products, the mix of product sales or distribution channels and customer choices regarding operating systems.

Amortization of Acquired Software and Goodwill: This represents the Company's amortization of acquired software and goodwill associated with its acquisitions of Serif and SPC.

Unrealized Holding Gain on Marketable Securities: The unrealized holding gain of $155,931 in the 1999 Third Quarter and $1,576,077 in the 1999 Nine Month Period, represents the increase in value of the Company's investment in marketable securities for the 1999 Third Quarter and 1999 Nine Month Period, respectively. On July 14, 1999, the Board of Directors of the Company called for redemption all outstanding shares of Class C Preferred Stock of the Company with a record date for such redemption of July 19, 1999. In a July 1, 1999 agreement, the Company agreed with the holder of all outstanding shares of Class C Preferred Stock that in the event the Company called for redemption any of its shares of Class C Preferred Stock within 45 days, the Company would sell to the Holder 53,815 Xceed Shares, owned by the Company, at a price of $18.44 per Xceed Share, or $992,349 in the aggregate. Such transaction was consummated on July 19, 1999, leaving the Company with 66,185 shares of Xceed common stock. The Company realized a loss of $184,855 on the transaction.

Product Development: Product development expenses for the 1999 Third Quarter increased $58,450, or 27%, to $212,230 from $154,780 in the 1998 Third Quarter. Product development expenses for the 1999 Nine Month Period declined $447,782, or 93%, to $479,574 from $927,356 in the 1998 Nine Month Period. Product development costs as a percentage of net sales were 4.8% and 3.5% for the 1999 Third Quarter and 1999 Nine Month Period, respectively, compared to 3.6% and 7.6% in the 1998 Third Quarter and 1998 Nine Month Period, respectively. The Company capitalized approximately $281,000 of its product enhancement costs associated with product designs where technological feasibility has been established. All other development costs have been expensed in the period incurred. The Company intends to continue to acquire externally developed technology, explore strategic alliances and other methods of acquiring or licensing technology, and invest in certain internal development projects, including the updating of existing products. The Company believes that product development expenses may increase in dollar amount in the future, although the Company's long-term goal is to continue to reduce product development costs as a percentage of sales. Because of the inherent uncertainties associated with software development projects, there can be no assurance that the Company's research and development efforts will result in successful product introductions or increased revenues or profitability.

Other expense (income): Other expense (income) for the 1999 Third Quarter decreased $242,978, or 126%, to $192,330 from $(50,648) in the 1998 Third
Quarter. For the 1999 Nine Month Period, other income (expense) increased $4,109, or 5%, to $76,545 from $72,436 in the comparable 1998 Nine Month Period. The decline in the quarter was primarily related to a realized loss of $184,855 on the exchange of 53,815 shares of Xceed stock to redeem the Class C Preferred Stock and pay associated cumulative dividends. The realized loss of $184,855 in the 1999 Third Quarter and 1999 Nine Month Period was more than offset by income from the licensing of certain software technology of approximately $211,000 which occurred in the second quarter of 1999.

Liquidity and Capital Resources

The Company's cash and cash equivalents decreased by $1,439,828 to $933,684 at September 30, 1999 from $2,377,648 at December 31,1998, primarily as a result of using $3,383,140 of cash for operations and $368,317 for investing activities. The Company received net proceeds of $2,378,896 from the sale of its common stock and warrants in the 1999 Nine Month Period. The Company had working capital of $87,014 at September 30, 1999, a decrease of $348,058 from the Company's working capital at December 31, 1998 of $435,072, which decrease was attributable to the losses incurred in the Company's business operations.

The Company believes that its existing cash and cash equivalents and cash generated from operations, if any, should be sufficient to meet its currently anticipated liquidity and capital expenditure requirements for the next twelve months. The Company is pursuing an offering of the Company's common stock or other securities to raise approximately $10,000,000; however, there can be no assurance that the Company will be successful in completing such an offering, or that the terms of such offering will be beneficial to the Company or its stockholders. The Company would utilize proceeds of such an offering to pursue acquisition targets, expand its VisualCities.com Internet commerce network, including promotional activities, develop its Internet services capabilities and its application service provider status, expand its European operations, develop additional software products, and fund its other working capital requirements. There can be no assurance, however, that the Company will be successful in attaining its sales or strategic goals, or that attaining such goals will have the desired effect on the Company's cash resources. The Company has letter of credit facilities of approximately $260,000 relating to certain lease obligations. Serif (Europe) Limited has a letter of credit facility of approximately $200,000, which was fully drawn upon as of September 30, 1999, with its primary bank in the United Kingdom, and which is secured by substantially all of the assets of Serif (Europe) Limited. There can be no assurance that the Company will be able to obtain additional financing, if at all, or that such financing will be on terms acceptable to the Company.

The Company's operating activities for the 1999 Nine Month Period used cash of $3,383,140, primarily related to increased direct marketing expenditures, the development of its Internet e-commerce network VisualCities.com, European expansion, and the costs associated with the development of future software products. The Company intends to continue to utilize its working capital in 1999 for Internet web site development, European expansion, securing additional digital camera supplies, product development, marketing and advertising, to finance the higher level of inventory and accounts receivable necessary to support an anticipated increase in sales, for capital expenditures, including the purchase of computer and internet services equipment, and for internal and external software development. However, the Company's cash requirements may change depending upon numerous factors, including, without limitation, the need to finance the licensing or acquisition of third party software as well as increased inventory and accounts receivable arising from the sale and shipment of new products.

On October 29, 1999 the Company entered into a letter of intent to acquire Renaissance Multimedia, a New York City based digital communication company focused on building internet web sites and businesses through use of new media, in a cash and stock transaction. The Company contemplates that this will be the first of several intended acquisitions in connection with the fulfillment of its business strategy.

In the 1999 Nine Month Period, approximately 63% of the Company's net sales were generated outside the United States as compared to 52% in the 1998 Nine Month Period. The Company expects that the percentage of net sales derived from international net sales may continue to increase as it continues to expand its foreign sales operations. The Company's exposure to foreign currency gains and losses is partially mitigated as the Company incurs operating expenses in the principal foreign currency in which it invoices foreign customers. As of September 30, 1999, the Company had no foreign exchange contracts outstanding. The Company's foreign exchange gains and losses may be expected to fluctuate from period to period depending upon the movement in exchange rates.

The Company has entered into a five-year consulting agreement pursuant to which the Company is required to pay .30% of its net revenue (subject to an annual minimum fee of $125,000, and an annual maximum fee of $250,000) to the consultant. The term of the agreement may be extended an additional eighteen months if the Company reports annual net revenues of $40,000,000, and an additional eighteen months should net revenues exceed $60,000,000. At September 30, 1999 the Company has accrued $93,750 in connection with this agreement.

On July 27, 1999 the Company entered into a minimum annual purchase commitment of approximately $230,000 with a distributor of certain software the Company intends to sell in its direct mail operation. The Company anticipates that it will fulfill such commitment from its operational resources.

The Company has a backlog of approximately $450,000 as of September 30, 1999, relating to digital cameras and software.

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

In September 1997, we applied for a closing agreement with the Internal Revenue Service (the "IRS") pursuant to which we would become jointly and severally liable for SPC's tax obligations upon occurrence of a "triggering event" requiring recapture of dual consolidated losses previously utilized by SPC. The Company acquired SPC in December 1996. Such closing agreement would avoid SPC's being required to recognize a tax of approximately $8 million on approximately $24.5 million of SPC's pre-acquisition dual consolidated losses. We received notification from the IRS that the IRS has determined not to act on our application until such time as SPC submits certain filings pertaining to pre-acquisition filings made by SPC. The Company intends to submit these filings in an application for relief shortly. The Company believes that should the IRS accept the application for relief, and once the re-application for a closing agreement is made, the IRS should agree to such a closing. However, no assurance can be given that the IRS will do so, and any failure to do so could result in the recognition of this tax liability. Should such a closing agreement be obtained, in certain circumstances, a future acquirer of the Company may also be required to agree to a similar closing agreement in order to avoid the same tax liability, to the extent it is able to do so. This could have a material adverse effect on our future ability to sell SPC. The report of our auditors covering the December 31, 1998 consolidated financial statements contains a paragraph emphasizing these dual consolidated losses.

Year 2000 Compliance Issues

Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. As a result, in less than two months, computer systems and software used by some companies may need to be upgraded to comply with such "Year 2000" requirements.

We have been in the process of conducting a review of issues related to our Year 2000 compliance. This review was intended to determine the effect of the turn of the century on the operability of our products, internal and external information technology ("IT") systems, non-IT systems we utilize to conduct our business and other internal and external processes which may impact our operations. In connection with this evaluation, we have reviewed our vendors and suppliers for Year 2000 compliance and to effect changes where necessary.

This review has been conducted in three phases. The first phase encompassed a review of all of our products, internal and external systems/processes and vendors and suppliers for Year 2000 compliance. The second phase corrected all items identified as non-compliant and essential to our operations. The third phase is contemplated to be a second review to ensure year 2000 compliance and interoperability of all systems/processes. The Company is currently in the third phase of its review process.

We have been conducting our review with our current resources and believe that we have sufficient resources to complete the review process in a timely manner. We identified one IT system that was replaced. The Company expended a total of approximately $80,000 in its year 2000 compliance review and implementation efforts through September 30, 1999, and anticipates additional expenditures of approximately $20,000 to complete such review and implementation efforts. The Company has not determined, at this time, however, what costs and efforts we would incur to implement any necessary corrections should any additional deficiencies be found.

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

The Company has evaluated and determined that its direct mail telemarketing operation systems would have a significant impact on the Company if it failed to operate properly in the year 2000. Based on a cost-benefit analysis, management has instituted a contingency plan whereby either its Europe or United States telemarketing operations would support the other operation in the event that it failed. Management believes that it is unlikely that both systems would fail simultaneously, and has no contingency plans for such an event.

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

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

     Reference is hereby made to Item 3 of the Company's Annual Report on Form 10-KSB, for the fiscal year ended December 31, 1998, filed April 15, 1999 (Commission File No.: 1-14076), and to the references therein, for a discussion of all material pending legal proceedings to which the Company or any of its subsidiaries are parties. See Note 7 to condensed consolidated financial statements.

Item 2.   Changes in Securities and Use of Proceeds.

     On September 15, 1999, the Company sold 35,295 units (each unit consisting of one share of common stock plus one-quarter of a warrant (the "Units")) to three accredited investors for aggregate gross proceeds of $75,000 in a self-offering private placement. Each warrant will allow the subscriber to purchase one share of common stock at $2.75 per share for a three-year period from date of sale. The issuance of these units was a private transaction exempt from registration under Section 4(2) of the Securities Act.

     On  September  24,  1999,   the   Company   sold   47,059   Units  to three
     accredited investors for aggregate gross proceeds of $105,000 in a self-offering private placement. The issuance of these units was a private transaction exempt from registration under Section 4(2) of the Securities Act.

     On October 13, 1999, the Company sold 434,059 Units to eleven accredited investors for aggregate gross proceeds of $922,375 in a self-offering private placement. The issuance of these units was a private transaction exempt from registration under Section 4(2) of the Securities Act.

Item 3.   Defaults Upon Senior Securities.

     None.

Item 4.   Submission of Matters to a Vote of Security Holder.

     None

Item 5.   Other Information.

     On October 29, 1999 the Company entered into a letter of intent to acquire Renaissance Multimedia, a New York City based digital communication company focused on building internet web sites and businesses through use of new media in a cash and stock transaction.

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

                                                VIZACOM INC.



Dated: November 15, 1999                By:   /s/ Mark E. Leininger
                                            -------------------------------
                                                  Mark E. Leininger
                                            President and Chief Executive
                                            Officer (Principal Executive
                                            Officer)


Dated: November 15, 1999                By:   /s/ Alan W. Schoenbart
                                            -------------------------------
                                                  Alan W. Schoenbart
                                             Vice President - Finance, Treasurer
                                             and Chief Financial Officer
                                             (Principal Financial Officer)

                                  VIZACOM INC.
                                INDEX TO EXHIBITS


Exhibit No.  Description

27           Financial Data Schedule.