Form 10KSB
period 1999-12-31
VIZACOM INC
filed 2000-04-14
CIK 926331

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended: December 31, 1999
     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to __________

                         Commission file number: 1-14076

                                  VIZACOM INC.
                 (Name of small business issuer in its charter)
              Delaware                                 22-3270045
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                Identification No.)

          Glenpointe Centre East,
  300 Frank W. Burr Boulevard - 7th Floor
            Teaneck, New Jersey                          07666
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number:  (201) 928-1001

Securities registered under Section 12(b) of the Exchange Act: Common stock, par value $.001

Securities registered under Section 12(g) of the Exchange Act:  None

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes X     No __

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's net revenues for its most recent fiscal year:  $19,891,357

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $61,616,465, at March 31, 2000, based on the last bid price of the Common Stock on such date of $6 - 1/8 per share, as reported by The Nasdaq Stock Market, Inc.

     As of March 31, 2000, there were a total of 11,882,539 shares of the Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

     Throughout this Annual Report on Form 10-KSB, the terms "we," "us," "our" and "our company" refers to Vizacom Inc. and, unless the context indicates otherwise, our subsidiaries, Serif Inc., Serif (Europe) Limited, Software Publishing Corporation, Renaissance Multimedia, Inc., PWR Systems, Inc., Junction 15 Limited, VisualCities.com Inc. and other subsidiaries on a consolidated basis.

INTRODUCTORY COMMENT - FORWARD-LOOKING STATEMENTS.

     Statements contained in this Annual Report on Form 10-KSB include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance and achievements, whether expressed or implied by
such   forward-looking   statements,   not  to  occur  or  be   realized.   Such
forward-looking statements generally are based upon the Company's best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:
     -    the market acceptance and amount of sales of our products and services,
     - the success of our expansion into Internet and other e-commerce solutions offerings, such as web site design, web-enabled customer service and systems integration,
     - our success in integrating the operations of acquired companies, including Renaissance Multimedia, Junction 15 and PWR Systems, into a coordinated and complimentary operation,
     - the extent that we are able to generate e-commerce revenues from, build membership in and implement technological enhancements to our VisualCities.com Internet commerce network,
     -    our ability to retain an active user base, attract new users and maintain customer satisfaction for our software products, as well as our VisualCities.com and other web sites,
     -    the extent  that our  direct  marketing  operations  achieve
          satisfactory   response   rates,
     -    our   ability  to  obtain sufficient supplies of marketable products,
     -    the competitive environment within the industries in which we operate,
     -    our ability to raise additional capital,
     -    the extent to which we  are  successful  in   developing,   acquiring
          or  licensing products which are accepted by the market,
     -    consumer confidence in the security of transactions on our web sites,
     -    our ability to attract and retain qualified personnel,
     -    business and consumer trends,
     -    the cost-effectiveness of our product development activities, and
     - the other factors and information disclosed and discussed under "Risk Factors" below and in other sections of this Annual Report on Form 10-KSB.

     Investors should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

     We provide business-to-business and business-to-consumer e-commerce solutions to businesses seeking to improve their operations through the use of Internet-based technologies. We also develop and market visual communication software products and resell third-party computer software, hardware and ancillary products.

     Our e-commerce solutions are intended to aid our clients in improving business efficiencies, enhancing customer relationships and marketing, or
branding,   their   businesses,   products   and   services.   We  combine our
industry-specific knowledge and local implementation abilities in providing e-commerce solutions to United States- and European-based companies. Our e-commerce solutions clients primarily consist small and mid-sized companies and divisions and local offices of large, multi-national corporations. Our e-commerce solutions include the following services:

     - web site development, including web site graphic design, e-business consulting, marketing and implementation,
     - systems integration services, including Internet, intranet and extranet development, web site-to- legacy systems integration,
          computer  network  design  and   implementation, and acting as  an
          authorized   value-added-reseller of computer  and  other  digital
          communication equipment, and
     - e-commerce call center services, including multi-national, multi-lingual web-enabled call-center sales, customer and
          technical-support  services,  and   related  direct marketing,
          telemarketing and product fulfillment services.

     We gained our competencies in web site development and systems integration through our recent acquisitions of Renaissance Multimedia, Junction 15 and PWR Systems. We provide additional information on these acquisitions in the "Recent Acquisitions, Financings and Other Events" subsection commencing below and elsewhere throughout this Annual Report on Form 10-KSB.

     We gained our competencies in customer service, telemarketing, direct marketing and product fulfillment services through our historical business of developing and marketing our own and third-party computer products. We currently operate three telemarketing call centers in Nashua, New Hampshire, Nottingham, England, and Aachen, Germany. We have web-enabled each of these three centers using an Internet protocol-based multimedia contact center technology that we licensed from a third-party. As such, our call centers are capable of providing real-time chat, audio and video communication services between our call-center representatives, acting on behalf of our clients, and our clients' customers under current bandwidth capabilities. Our call centers are operated on a 24 hours per day, seven days per week, 365 days per year, commonly referred to as on a 24/7/365, basis.

     We continue to develop and market visual communications products. We currently offer twenty-eight software products, which we developed, that operate on Windows-based operating systems for personal and networked computers. Our current flagship software products include Serif PagePlus 6, Harvard Graphics 98, HarvardGraphics Easy Presentations, Serif DrawPlus 4 and Serif PhotoPlus 6. We also offer a number of hardware products, primarily digital cameras, manufactured by third parties, and sell software products packaged together with hardware products.

Through our Serif Inc. and Serif (Europe) Limited subsidiaries, two companies we acquired in May 1996, we have over ten years of experience in software development and international direct marketing and tele- marketing. We believe the Serif brand is highly regarded and well-known throughout the United Kingdom for its line of visual communication graphic software products. Through our Software Publishing Corporation subsidiary, which we acquired in December 1996, we own the Harvard Graphics brand and product line. We believe the Harvard Graphics brand is internationally recognized as a pioneer in computer software applications, and is respected internationally for its presentation graphics software products.

We also operate VisualCities.com, a destination web site that offers information, content, membership benefits, products and services targeted at the visual communication computer products community. We intend to utilize this web site to sell visual communications products, including our own products and products manufactured by third parties, to users in our targeted market.

RECENT ACQUISITIONS, FINANCINGS AND OTHER EVENTS

ACQUISITIONS

We have implemented a strategy to acquire e-commerce service providers in order to expand our range and depth of services. The acquisitions completed through March 31, 2000 consist of:

Renaissance Multimedia

     On February 15, 2000, we acquired Renaissance Computer Art Center, Inc, d/b/a Renaissance Multimedia, a New York City-based digital communication company focused on designing, implementing and supporting Internet web sites and digital businesses through the use of new media. We acquired Renaissance Multimedia through a merger of Renaissance Computer Art Center, Inc. with and into RCAC Acquisition Corp., a wholly-owned subsidiary which we formed for this specific transaction. RCAC changed its name to Renaissance Multimedia Inc. following the merger.

     The Renaissance Multimedia merger was completed pursuant to the terms of an Agreement and Plan of Merger, dated February 15, 2000. Pursuant to this merger agreement, we issued an aggregate of 449,870 shares of our common stock and paid an aggregate of $250,000 to the stockholders of Renaissance Multimedia at the effective time of the merger. One-half of the shares issued are subject to an escrow agreement to protect against any inaccuracy in any of the representations and warranties of Renaissance Computer Art Center, Inc. and its stockholders contained in this merger agreement.

     The 449,870 shares of our common stock were issued in reliance upon an exemption from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof. As a result, these shares are subject to restrictions on transfer under the applicable provisions of the Securities Act. In accordance with the Renaissance Multimedia merger agreement, we entered into a registration rights agreement in which we granted the parties who received these shares customary piggy back registration rights in connection with future registration statements which we may file under the Securities Act.

     Under lock-up agreements entered into at the time of the Renaissance Multimedia merger, each party who received any of the shares of our common stock issued in the merger agreed to limit sales of these shares to 10% of the total shares each received during the period from six to nine months following the merger, and an additional 10% during the following three months.

     We also have entered into a three year employment agreement with Andrew Edwards, the president of Renaissance Multimedia at the time of the merger. Under this agreement, Mr. Edwards will serve as one of our vice presidents and president of Renaissance Multimedia, Inc. This agreement also contains restrictions on Mr. Edwards engaging in competition with us for the term of the agreement and for one year thereafter and provisions protecting our proprietary rights and information.

Junction 15

     On March 9, 2000, we acquired Junction 15 Limited, a London, England-based digital communication company focused on designing, implementing and supporting Internet web sites and digital businesses through the use of new media. We acquired Junction 15 through our purchase of all of the outstanding capital stock of Junction 15 from Junction 15's shareholders.

     The Junction 15 acquisition was completed pursuant to the terms of a Stock Purchase Agreement, dated March 9, 2000, between us and the shareholders of Junction 15. Pursuant to the acquisition agreement, we issued an aggregate of 681,818 shares of our common stock and paid an aggregate of $250,000 to the Junction 15 shareholders.

     The 681,818 shares of our common stock that we issued in this acquisition transaction were issued in reliance upon an exemption from registration under the Securities Act of 1933. As a result, these shares are subject to restrictions on transfer under the applicable provisions of the Securities Act. In accordance with the acquisition agreement, we entered into a registration rights agreement in which we granted the parties who received these shares customary piggy back registration rights in connection with future registration statements which we may file under the Securities Act.

     We  also  entered  into  lock-up   agreements   with  each  of  the  former
shareholders of Junction 15 regarding their disposition of the shares of our common stock that we issued in the acquisition transaction, the extent of the lock-up being dependent upon the former shareholders' relationships with Junction 15. For those former shareholders who were directors of Junction 15 at the time of the acquisition transaction and an affiliate, who received an aggregate 583,767 shares of our common stock in the transaction, the lock-up agreements prohibit the disposition of such shares prior to March 9, 2002, except for (a) 10% of the total shares each received during the period of September 9, 2000 to March 8, 2001, (b) an additional 10% during the period of March 9, 2001 to September 8, 2001, and (c) an additional 10% during the period of September 9, 2001 to March 8, 2002. For those former shareholders who were not directors of Junction 15 at the time of the acquisition transaction, who received an aggregate 98,051 shares of our common stock in the transaction, the lock-up agreements prohibit the disposition of such shares prior to March 9, 2001.

     We also have entered into a three-year employment agreement with each of Ian McCalla, the Managing Director of Junction 15, and Paul Simpson, a Director of Junction 15 at the time of the transaction. Under his agreement, Mr. McCalla will serve as Managing Director of Junction 15 and receive a base annual salary of 90,000 (or $144,000, based on currency exchange rates in effect on March 31, 2000). This base salary will increase to 100,000 on March 9, 2001 (or $160,000, based on currency exchange rates in effect on March 31, 2000). Mr. McCalla will also be entitled to annual bonuses based upon Junction 15's performance during the employment period. Under his agreement, Mr. Simpson will serve as a Director of Junction 15 and receive a base salary of 50,000. Mr. Simpson will also be entitled to annual bonuses based upon the gross profit to Junction 15 from projects generated through Mr. Simpson's sales efforts. These employment agreements also contain restrictions on Messrs. McCalla or Simpson engaging in competition with us for the term of the agreement and for one year thereafter and provisions protecting our proprietary rights and information.

PWR Systems

     Effective March 27, 2000, we acquired PC Workstation Rentals, Inc., d/b/a PWR Systems, a Long Island, New York-based designer and integrator of Internet, intranet and extranet systems and other computer networks and value-added-reseller of computer and digital communication equipment. The acquisition was in the form of a merger of PWR into PWR Acquisition Corp., a wholly-owned subsidiary we formed for this transaction.

     The PWR Systems acquisition was completed pursuant to an Agreement and Plan of Merger, dated as of February 28, 2000, among us, PWR Acquisition, PWR and PWR's shareholders. Pursuant to the merger agreement, at the closing of the transaction, we made a cash payment to the PWR shareholders of $1 million and delivered to the PWR shareholders our promissory notes in the aggregate principal amount of $500,000. These notes are payable in twelve equal monthly installments, commencing on April 27, 2000. These notes are convertible into shares of our common stock, at a conversion price of $3.00 per share, and bear interest at 6.30%. Accrued interest on these notes is payable with the monthly principal payments. These notes have been guaranteed by our PWR subsidiary. The stock portion of the acquisition consideration payable at closing was in the form of 1,500,000 shares of our common stock.

     The PWR Systems merger agreement provides for additional contingent consideration of up to $350,000 per year for the three-year period following the closing of the acquisition, based upon increases in PWR's earnings before interest, taxes, depreciation and amortization. We are also obligated to issue additional shares of our common stock if the market price of our common stock falls below $1.00 per share for any consecutive 30-day period during the one-year period following the closing of the acquisition.

     Of the shares of our common stock issued at closing of the PWR Systems acquisition, 1,470,000 shares are subject to lock-up agreements between each PWR shareholder and us. Under these lock-up agreements, the PWR shareholders are prohibited from selling or otherwise transferring any of the shares that they receive at closing, except for (a) 10% of the shares received during a six month period commencing six months after the closing, (b) an additional 10% during the next six-month period, and (c) an additional 10% during the next six-month period. All remaining shares held by the PWR shareholders two years after the closing will be free of any sale restriction under the lock-up agreements. Any shares issued upon conversion of our promissory notes delivered at closing in the aggregate principal amount of $500,000 will not be subject to these lock-up agreements.

     All of the shares of our common stock issued in the PWR Systems acquisition transaction, including those that may be issued upon conversion of the notes delivered at closing, will be issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933. As a result, these shares will be subject to restrictions on transfer under the applicable provisions of the Securities Act. In accordance with the merger agreement, at the closing, we entered into a registration rights agreement in which we granted the PWR shareholders one demand and customary piggy-back registration rights.

     In accordance with the acquisition agreement, we made a capital contribution of $2 million to PWR immediately following the closing.

     We have entered into three year employment agreements with each of PWR's executive officers and sole stockholders, Vincent DiSpigno and David N. Salav. The employment agreements with each of Messrs. DiSpigno and Salav provide for their service as vice presidents of Vizacom and as executive officers of our PWR subsidiary. We were also obligated to expand our board of directors and cause the election of each of Messrs. DiSpigno and Salav to our expanded board. Each of these employment agreements also provide for annual base salaries of $200,000, provide for annual bonuses of up to $25,000, based upon PWR attaining specified performance thresholds, and contain restrictions on their engaging in competition with us for the term of the agreement and for one year thereafter and provisions protecting our proprietary rights and information.

     Prior to the closing, PWR delivered to the PWR shareholders promissory notes in the aggregate principal amount of $888,638. This amount represents an estimate of PWR's accumulated retained earnings as of March 27, 2000. These notes bear interest at 6.30% per annum, and are payable in four quarterly payments, commencing June 27, 2000. The principal amount of these PWR notes will be adjusted to reflect PWR's actual accumulated retained earnings at March 31, 2000. Payment of any amount outstanding under these PWR notes will be accelerated to the date of our receipt of aggregate gross proceeds of at least $15 million from the sale of our securities since November 12, 1999. We have guaranteed these PWR notes.

CREDIT FACILITY

     In the first quarter of 2000, we obtained a two year $1 million line of credit facility with Churchill Consulting. The interest rate on the line of credit is 8% per year, compounded monthly, on the outstanding principal amount. In connection with our first borrowing under this line of credit facility, we issued to Churchill warrants exercisable for seven years to purchase 250,000 shares of our common stock at $3.00 per share. Under this line of credit facility, all future borrowings will be due and payable 180 days after funding. In February 2000, we borrowed $1 million under this line of credit facility. This amount has been repaid. As of March 31, 2000, no amount was outstanding under this line of credit facility.

PRIVATE PLACEMENTS OF OUR COMMON STOCK

     In March 2000, we sold a total of 936,954 shares of our common stock to 45 accredited investors for gross proceeds of $4,216,293. The issuances of theses shares were private transactions exempt from registration under Section 4(2) of the Securities Act of 1933.

     Also in March 2000, we accepted subscriptions for and sold a total of 762,471 shares of our common stock to eleven foreign investors for gross proceeds of $3,392,996. The issuances of these shares were private transactions exempt from registration pursuant to Section 4(2) of, and Regulation S promulgated under, the Securities Act.

PRO FORMA FINANCIAL INFORMATION

     The following unaudited pro forma condensed consolidated financial information gives effect to the Renaissance Multimedia merger, Junction 15 acquisition and PWR Systems merger, using the purchase method of accounting, and the effect of the recent sales of our common stock necessary to complete these acquisitions, after giving effect to the pro forma adjustments described in the accompanying notes. We are providing this pro forma financial information to aid you in your analysis of the financial condition of Vizacom following these mergers, acquisition and financings. We derived this pro forma financial information from the audited financial statements of Vizacom, Renaissance Multimedia, Junction 15 and PWR Systems, each for the year ended December 31, 1999. The unaudited pro forma condensed consolidated financial information should be read in conjunction with the audited historical financial statements and related notes of Vizacom, Renaissance Multimedia, Junction 15 and PWR Systems, which are each included in this Annual Report on Form 10-KSB. The unaudited pro forma condensed consolidated balance sheet gives effect to these mergers, acquisition and financings as if they had each occurred on December 31, 1999 and combines the unaudited condensed consolidated historical balance sheets of Vizacom, Renaissance Multimedia, Junction 15 and PWR Systems as of December 31, 1999. The unaudited pro forma condensed consolidated statements of income for the year ended December 31, 1999 assume these mergers, acquisition and financings were each effected on January 1, 1999. The unaudited pro forma condensed consolidated financial information is presented for illustrative purposes only and does not purport to be indicative of the operating results or financial position that would have actually occurred if these mergers, acquisition and financings had each been effected on the dates indicated, nor is it indicative of our future operating results or financial position. The pro forma adjustments are based on the information and assumptions available as of March 31, 2000.

            UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                December 31, 1999

                                                   Historical
                             ----------------------------------------------------       Pro Forma        Pro Forma
                             Vizacom        Renaissance     Junction 15       PWR      Adjustments      Consolidated
                             -------        -----------     -----------       ---      -----------      ------------
Cash and cash equivalents  $ 1,730,495     $   131,316    $           40   $   457,850  $ 2,885,175 (A)  $   5,204,876
Marketable securities        2,746,678                --              --            --   (1,992,519)(B)        754,159
Receivables, net               733,410           245,270         231,862     3,692,224           --          4,902,766
Inventories                  1,457,604                --           5,363       567,836           --          2,030,803
Prepaid expenses and
  other current assets         526,552            19,854              --         3,426           --            549,832
                           ------------      ------------   -------------   ----------- ------------     --------------
Total current assets         7,194,739           396,440         237,265     4,721,336      892,656         13,442,436

Property and equipment,
  net                          828,108            81,677          39,009         6,189           --            954,983
Goodwill and other
  intangibles, net             118,665                --              --            --   13,022,923 (F)     13,141,588
Restricted cash                259,838                --              --            --           --            259,838
Deferred consulting costs    1,269,859                --              --            --           --          1,269,859
Other assets, net              803,762            14,424              --        18,904           --            837,090
                           ------------      ------------   -------------   ----------- ------------     --------------
Total assets               $10,474,971       $   492,541    $    276,274    $4,746,429  $13,915,579      $  29,905,794
                           ============      ============   =============   =========== ============     ==============

Revolving lines of credit  $        --       $        --    $         --    $1,748,131  $        --      $   1,748,131
Notes payable                       --            13,663              --       850,000    1,281,015 (C)      2,144,678
Accounts payable             4,111,748            57,451          38,859     1,340,160           --          5,548,218
Accrued and other
  liabilities                1,816,744           158,352         100,137        46,288           --          2,121,521
Value-added taxes payable      393,927                --          62,290            --           --            456,217
Due to shareholder                  --            19,475              --            --      (19,475)(D)             --
Current portion of capital
  lease obligations             63,792             6,793              --            --           --             70,585
Current portion of long-
  term debt                    155,554                --          66,151            --      (66,151)(A)        155,554
                           ------------      ------------   -------------   ----------- ------------     --------------
Total current liabilities    6,541,765           255,734         267,437     3,984,579    1,195,389         12,244,904

Capital lease obligation,
  long term                     98,265             1,803              --            --           --            100,068
Long-term debt, less
  current maturities           100,410            39,381          19,194            --      (19,194) (A)       139,791
                           ------------      ------------   -------------   ----------- ------------     --------------
Total liabilities            6,740,440           296,918         286,631     3,984,579    1,176,195         12,484,763
                           ------------      ------------   -------------   ----------- ------------     --------------

Common stock, $.001
  par value                      7,236             1,000           6,935            13       (4,198)(E)         10,986
Additional paid-in capital  49,851,699           119,577          26,534        17,107   13,519,532 (E)     63,534,449
(Accumulated deficit)
  retained earnings        (47,864,635)           75,046         (43,826)      781,015     (812,235)(E)    (45,872,116)
                                                                                         1,992,519  (B)
Treasury stock                 (10,395)               --              --       (36,285)      36,285 (E)        (10,395)
Other comprehensive
  income (loss)              1,750,626                --              --            --   (1,992,519)(B)       (241,893)
                           ------------      ------------   -------------   ----------- ------------      -------------
Total stockholders'
  equity                     3,734,531           195,623         (10,357)      761,850   12,739,384         17,421,031
                           ------------      ------------   -------------   ----------- ------------      -------------
Total liabilities and
  stockholders' equity     $10,474,971       $   492,541    $    276,274    $4,746,429  $13,915,579       $ 29,905,794
                           ============      ============   =============   =========== ============      =============

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                      PRO FORMA ADJUSTMENTS
                        December 31, 1999

NOTE A  CASH AND CASH EQUIVALENTS

                                       Renaissance       Junction 15             PWR         Financing        Total
Cash portion of purchase price        $  (250,000)       $  (250,000)       $(1,000,000)    $       --      $(1,500,000)
Legal and accounting fees for
  acquisitions                           (175,000)           (85,000)          (200,000)            --         (460,000)
Finder's fees paid in cash                     --            (69,480)                --             --          (69,480)
Funds raised as a requirement
  of PWR acquisition                           --                 --                 --      5,000,000        5,000,000
                                      ------------      -------------       ------------    -----------     ------------
                                         (425,000)          (404,480)        (1,200,000)     5,000,000        2,970,520
Repayment of loans concurrent
  with purchase                                --            (85,345)                --             --          (85,345)
                                      ------------      -------------       ------------    -----------     ------------
Net impact of acquisitions
  and financing on cash               $  (425,000)      $   (489,825)       $(1,200,000)    $5,000,000      $ 2,885,175
                                      ============      =============       ============    ===========     ============


NOTE B  MARKETABLE SECURITIES

In an August 10, 1999 agreement, the Company agreed to pay a finder a 10% fee, payable in shares of Xceed, Inc. in connection with acquisitions at that date's market value of $13.375. The fees were calculated as follows:

                                                Renaissance              PWR               Total
Gross purchase price . . . . . .               $  2,000,000         $  6,000,000
10% fee. . . . . . . . . . . . .                    200,000              600,000
Conversion price per agreement .                     13.375               13.375
Shares due to finder under the
     agreement . . . . . . . . .                     14,953               44,860
Market value of Xceed shares
     at closing date . . . . . .                     39.875               31.125
                                               -------------        -------------
Finder's fee paid in Xceed
     shares. . . . . . . . . . .               $    596,251         $  1,396,268         $  1,992,519
                                               =============        =============        =============

Realized gain on disposition
     of Xceed shares . . . . . .               $  (127,061)         $   (381,279)        $   (508,340)
                                               =============        =============        =============


NOTE C  NOTES PAYABLE

                                                        PWR             Total
Note payable for retained earnings at closing        $   781,015     $  781,015
Convertible note . . . . . . . . . . . . .               500,000        500,000
                                                     ------------    -----------
Note payable resulting from PWR acquisition .        $ 1,281,015     $1,281,015
                                                     ============    ===========

NOTE D DUE TO SHAREHOLDER

                                                     Renaissance          Total
Debt forgiven by shareholder on acquisition
     closing. . . . . . . . . . . . . . . . .        $    19,475     $   19,475
                                                     ============    ===========

NOTE E  STOCKHOLDERS' EQUITY

                                       Renaissance       Junction 15             PWR         Financing        Total
Common shares issued in
  acquisitions and financing           $    449,870       $   681,818         $ 1,500,000     $  1,117,739      $ 3,749,427
                                       =============      ============        ============    =============     ============

Market price per share                $      3.89       $      3.30         $      3.00     $       4.47

Common stock, $.001 par value                 450               682               1,500           1,118            3,750
Elimination of acquired
  companies' common stock                  (1,000)           (6,935)                (13)             --           (7,948)
                                       -----------      ------------        ------------    ------------     ------------
Effect on common stock account        $      (550)      $    (6,253)        $     1,487     $     1,118      $    (4,198)
                                      ============      ============        ============    ============     ============

Paid-in capital                       $ 1,749,550       $ 2,249,318         $ 4,498,500     $ 4,998,882      $13,496,250
Elimination of acquired
  companies' paid-in capital             (119,577)          (26,534)            (17,107)             --         (163,218)
Value of 50,000 options issued
  to PWR consultants                           --                --             186,500              --          186,500
                                      ------------      ------------        ------------    ------------     ------------

Elimination of acquired companies:

Effect on additional paid-in
  capital                             $ 1,629,973       $ 2,222,784         $ 4,667,893     $ 4,998,882      $13,519,532
                                      ============      ============        ============    ============     ============
(Accumulated deficit) retained
  earnings                            $    75,046       $   (43,826)        $   781,015     $        --      $  (812,235)
                                      ============      ============        ============    ============     ============

Treasury stock                        $        --       $        --         $   (36,285)    $        --      $    36,285
                                      ============      ============        ============    ============     ============


NOTE F GOODWILL AND OTHER INTANGIBLES

     Goodwill arose from the preliminary assignment of fair values to the assets and liabilities acquired. The amount may increase or decrease as a result of the contingent consideration on the PWR acquisition. Additionally, further assessment of fair values and completion of any appraisals may result in changes in either valuation or allocation of the excess purchase price over fair value. For the above pro forma goodwill was determined as follows:

                                                              Renaissance       Junction 15        PWR            Total

Cash paid as indicated in Note A                              $   425,000       $   404,480     $ 1,200,000      $  2,029,480
Stock issued as indicated in Note E                             1,750,000         2,250,000       4,500,000         8,500,000
Notes issued as indicated in Note C                                    --                --         500,000          500,000
Marketable securities issued as indicated in Note B               596,251                --       1,396,268        1,992,519
Forgiveness of shareholder debt upon acquisition                  (19,475)               --              --          (19,475)

Consultant options indicated in Note E                                 --                --         186,500          186,500
                                                              ------------      ------------     -----------     ------------
Total consideration paid                                        2,751,776         2,654,480       7,782,768       13,189,024
Less: Fair value of acquired net assets (liabilities)
  based on preliminary assessment                                 195,623           (10,357)        (19,165)         166,101
                                                              ------------      ------------     -----------     ------------
Goodwill and other intangibles                                $ 2,556,153       $ 2,664,837     $ 7,801,933      $13,022,923
                                                              ============      ============    ============     ============

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               For the Year Ended December 31, 1999

                                                   Historical
                             ----------------------------------------------------       Pro Forma        Pro Forma
                             Vizacom        Renaissance     Junction 15       PWR      Adjustments      Consolidated
                             -------        -----------     -----------       ---      -----------      ------------
Net sales                  $19,891,357      $1,531,400      $  717,804    $15,928,205            --     $38,068,766
Cost of goods sold           6,371,106         546,490         303,840     13,094,364            --      20,315,800
                           ------------     -----------     -----------   ------------ -------------    ------------
Gross profit                13,520,251         984,910         413,964      2,833,841            --      17,752,966

Expenses:
Selling, general and
  administrative expenses   17,175,520        925,276          392,939      2,371,756  $    179,000 (G)  21,044,491
Product development          1,027,447             --               --             --            --       1,027,447
Amortization of goodwill
  and other intangibles      2,219,363             --               --             --     1,860,418 (I)   4,079,781
Unrealized holding gain       (322,652)            --               --             --            --        (322,652)
Realized gain                 (642,444)            --               --             --      (508,340)(B)  (1,150,784)
Other (income) expense,
  net                          (59,503)        (1,668)              --         83,031        47,871 (H)      69,731
                           ------------     -----------     -----------   ------------ -------------    ------------
                            19,397,731         923,608         392,939      2,454,787     1,578,949      24,748,014
                           ------------     -----------     -----------   ------------ -------------    ------------

(Loss) income before
  income taxes              (5,877,480)         61,302          21,025        379,054    (1,578,949)      (6,995,048)
Income tax (benefit)
  expense                     (250,978)         23,000              --         12,541            --         (215,437)
                           ------------     -----------     -----------   ------------ -------------    ------------

Net (loss) income           (5,626,502)         38,302          21,025        366,513    (1,578,949)      (6,779,611)
Dividends on Series A
 and Series C
 preferred stock               (56,641)             --              --             --            --          (56,641)
                           ------------     -----------     -----------   ------------ -------------    ------------

Net (loss) income
 attributable to
common stockholders        $(5,683,143)     $   38,302      $   21,025    $   366,513  $ (1,578,949)    $ (6,836,252)
                           ============     ===========     ===========   ============ =============    =============
Pro forma loss per share -
  Basic and diluted:
  Net loss per share       $     (0.95)                                                                 $      (0.70)
                           ============                                                                 =============
  Weighted average
  number of shares           5,996,507                                                                     9,745,934
                           ============                                                                 =============

NOTES TO UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      PRO FORMA ADJUSTMENTS
               For the Year Ended December 31, 1999

NOTE G  EMPLOYMENT AGREEMENTS

Represents the additional cost to PWR of $61,000 and Junction 15 of $118,000 for compensation expense as a result of the employment agreements.


NOTE H  INTEREST EXPENSE

Represents interest at 6.3% for the PWR retained earnings note and convertible note, assuming no conversion (described in Note C).


NOTE I  AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES

To record amortization based on a seven-year life.

INDUSTRY BACKGROUND

     Today's   business   environment  has  forced  companies  to  operate  more
efficiently in order to better serve their customers' needs. In order to do this, businesses are relying more and more on their access to information. Computers and digital communication technology now allow companies to better create, store, process and distribute information, whether internally or to and from their customers, suppliers and business partners. As the information requirements of companies have become more complex, organizations have required a broader range of information and digital communications technology services, including strategy, web site architecture design, application development, systems integration and technical support. Further, the Internet has evolved into a business transaction platform from its original use as an informational base and reference source. However, most companies lack the ability and resources to design, build, maintain and support their web sites, information systems, infrastructure backbones and user-interfaces. Many also do not have the capacity to support and improve their on-line marketing and sales in today's fast-paced and global marketplace. Accordingly, many companies are seeking to outsource certain or all of these responsibilities to service providers. This trend toward outsourcing and a focus by companies on their core businesses has resulted in a dramatic increase in the number of e-commerce service providers. However, few service providers can perform all of these services.

     The information technology services market has grown most quickly in countries, such as the United States and those in western and northern Europe, where high personal computer usage and technology adoption rates among businesses and consumers allow for potentially large client bases. We believe that the information technology and digital communications services market in western and northern Europe will experience a significant growth in the next few years. We intend to leverage our experience and reputation in the United States and Europe, and to make further strategic acquisitions, to benefit from this anticipated growth in the United States and Europe.

     Today,   digital   communications    e-commerce   solutions   are   largely
Internet-based. Forrester Research, Inc. projects that the size of the worldwide Internet professional services market will grow from $2.4 billion in 1997 to $32.8 billion in 2002. Internet-based solutions include intranets, extranets and web sites. Intranets, extranets and web sites provide companies with a new set of tools for improving basic business processes such as communications, data transmission, marketing, transaction processing and customer service. An intranet enables a company's employees to receive corporate information and training efficiently, communicate through e-mail, use the internal network's business applications, and access proprietary information and legacy databases. An extranet can extend part or all of the functionality of a secure intranet to selected business partners outside of the company, such as customers, suppliers or distributors. On the consumer side, web sites support the full cycle of customer interaction with a brand. Web sites can present advertising and marketing materials in new and compelling fashions, display products and services in electronic catalogs, offer products and services for sale online, process transactions, provide customers with rapid and accurate responses to their questions, and gather customer feedback efficiently.

     Businesses   are   rapidly   adopting   e-commerce   solutions.   Companies
implementing e-commerce solutions often must rely on fundamentally new business approaches because these solutions utilize new technologies, allow companies to implement a broad scope of business process improvements and are often international in scope. Businesses seeking to realize the benefits provided by e-commerce solutions face a formidable series of challenges presented by the need to link business strategy with new and rapidly changing technologies and continuously updated content. Before creating an intranet, extranet or web site, a company must first conduct a thorough needs assessment to review its strategic business requirements and compare them to the capabilities of its existing processes and systems. Next, a company must design the solution and develop an implementation plan. The implementation, establishment and maintenance of the solution typically will require significant technical expertise in a number of areas, such as electronic commerce systems, security and privacy technologies, application and database programming, mainframe and legacy integration technologies and advanced user interface and multimedia production.

     Similarly, recent trends are changing the marketing communications requirements of businesses throughout the world. Businesses must be able to develop and execute marketing strategies rapidly, because shortened product life cycles reduce lead times for marketing campaigns. New media, including Internet-related services, have emerged as an integral component of marketing and communications strategy. These new media and the increasing complexity of sophisticated digital delivery, storage and multimedia enhancement tools and technologies enable companies to improve the effectiveness of communications, but pose additional challenges to businesses striving to link business strategy with rapidly changing technologies.

     To perform the multitude of Internet professional services functions in-house, including integrated marketing communications, a company would have to make substantial commitments of time, money, management and technical personnel to keep current with rapidly evolving technologies, content presentation techniques and competitors' offerings. Professionals with the requisite strategic, technical and creative skills are often in short supply and many organizations are reluctant to expand their internal information systems or marketing departments for particular engagements at a time when they are attempting to minimize fixed costs in order to increase returns on investment. At the same time, external economic factors encourage organizations to focus on their core competencies and limit workforces in the information technology management and marketing areas. Accordingly, many businesses have chosen to outsource a significant portion of the design, development and maintenance of their intranets, extranets and web sites to independent professionals. These independent professionals can leverage accumulated strategic, technical and creative talent and track developments in a field characterized by extremely short technology, process and content life cycles.

     In addition to confronting issues related to their information and digital communication equipment and the design and content of their web sites, e-commerce companies are finding that their customers often have questions about products and return policies, they want to know the status of their orders and they want to give their credit card information over the telephone rather than by over the Internet. While having a brand name and sales information on their web site may attract consumers to their web sites, the inability to give real time answers to potential customers can hinder the closing of the sale. One industry consultant reported that 39% of shoppers testing web sites failed in their buying attempts because the customers found sites to be too difficult and estimated that customers' frustrations and disappointments would result in a loss of more than $6 billion of potential on-line revenue for the 1999 holiday season. Another consultant's survey showed that less than 30% of companies respond to e-mail within 24 hours, and when customers do make contact with someone, they get wrong answers half the time. Additionally, without having personal contact with a potential buyer, the opportunity up-sell higher quality, higher priced goods, and to sell additional products, is lost.

OUR E-COMMERCE SOLUTIONS

     Our mission is to provide clients with the vision, expertise and resources required to help build their businesses using interactive e-commerce solutions. To capitalize on the opportunity presented by the rapid growth in demand for such services, we are building and continuing to expand a professional services firm with offices in the United States and Europe, and we intend to expand into other important markets worldwide. We are an integrated international firm, with local offices that can develop close client relationships and gain an in-depth understanding of client needs. Each office benefits from the resources of our overall organization. For example, individual offices may draw as needed upon the assistance of one or more additional offices with specialized creative or technical expertise. In addition, all of our offices can utilize and market our multi-national, multi-lingual 24/7/365 web-enabled customer service call centers.

     We believe that our operational model enables us to scale rapidly by leveraging our core resources as our operations expand. First, we believe that our aggregation and deployment of the accumulated experience and expertise of our network of offices provides clients with enhanced business solutions. Second, as we build centrally accessable technology and operational resources, we expect to be able to scale efficiently, through the growth of existing offices and the acquisition of new offices, which we also expect to provide us with significant numbers of additional skilled personnel. Third, our brand development campaign, which reinforces the message that our interactive solutions are expected to provide a secure, reliable, high-quality choice for the provision of e-commerce professional services, increases our ability to access and influence key client decision makers. Finally, our ability to provide multi-national, multi-lingual 24/7/365 web-enabled customer service through our call centers enables us to address our clients' compelling customer service needs.

BUSINESS STRATEGY

     Our objective is to become and remain a leading international e-commerce services and communications firm. Our strategy to achieve this objective includes our intent to offer, primarily within the business-to-business, or B2B, and business-to-consumer, or B2C, markets, a full portfolio of services, or solutions, to satisfy our customers' e-commerce needs. We intend to accomplish our strategic objectives through the following:

      -   Solve   Internet   Customer   Service   Problems.  We   intend to
          minimize customer service frustrations by providing a human interface between Internet and other businesses and their customers. We have licensed CosmoCall Universe software, in order to provide to our e-commerce clients live, text-based "chat," voice, video and e-mail
          customer and  technical  support  through   our   multi-national,
          multi-lingual 24/7/365 call centers. In connection with this strategy, we have established a multi-lingual call center in Aachen, Germany to
          supplement our  call  centers  and   telemarketing  operations in
          Nottingham, England and Nashua, New Hampshire. We have web-enabled each of these call centers to be capable of providing value-added e-commerce customer care, sales and technical support services to Internet and other e-commerce businesses. We intend to market our ability to provide multi-national, multi-lingual call center customer and technical support and services on a 24/7/365 basis to Internet and other businesses which lack the assets and expertise to provide these services in a cost-effective and efficient manner. Global Sight Inc. has indicated that approximately 42% of the people using the Internet are non-English speakers. We believe that our call center capabilities will help us attract clients desiring to provide these non-English speaking users with quality sales, customer and technical support.

     - Provide an Integrated Full Range of E-Commerce Services. We believe that, by making available to our targeted market a full range of e-commerce services, we can provide our clients with customized, complete and efficient turn-key solutions to their e-commerce and digital communication needs. We further believe that, by making available to our targeted market all of our services and products on an integrated basis, we may be able to increase our revenues by obtaining additional client accounts and increasing the average revenues generated per client account.

     - Provide Web Site Architecture. We offer to our clients the ability to support their business, management and dissemination of information and marketing and sales efforts. We can build the architecture to maintain and support customized networks for the storage and retrieval of information, for internal use on intranets, for use with vendors and suppliers in extranets, and for use on the Internet in connection with marketing and sales and other uses. We can design and implement web sites for use by businesses in their marketing and sales of their products and dissemination of other information. We can also supply the support services for the client's Internet and other marketing and sales efforts, by offering outsourcing services tailored for e- commerce.

     -    Use   Integration   of  Services  as  a  Tool  for  Building
          Relationships. Our client relationships have typically begun with a single assignment that might encompass an electronic commerce system, a web site or building an Internet backbone. Such single project relationships allow clients to try our services with minimal long-term risk. We intend to expand our relationships beyond the single-project assignments to include additional projects in other disciplines. We intend to promote the benefits of our integrated services offering and leverage our integrated approach as a tool for building and enhancing client relationships.

     -    Build Our Position as a Leading  Internet  Services Firm. We
          intend to continue investing significantly in identifying, reviewing and integrating the latest Internet technologies and accumulating and deploying the best demonstrated practices for developing and implementing Internet solutions. We intend to develop a library of partially pre-built Internet solutions that combine our methodologies, services and reusable software and content objects with third-party software. We intend to continue leveraging our international presence, operational scale and professional marketing tools, which provide each of our offices with resources and credibility to convince client decision makers that we can provide successful e-commerce solutions to meet the most demanding business needs. We also intend to remain focused on delivering the e-commerce solution best suited to a client's needs.

     -    Continue  to  Expand  Geographic  Presence.   We  intend  to
          continue to expand our geographic presence through acquisitions and internal growth. Our acquisition efforts are focused on strategic and international opportunities. We believe that in the fragmented market for providing e- commerce solutions, rapidly building a critical mass of strategic, technical and creative talent through both internal growth and acquisitions will provide us with a substantial competitive advantage. As of March 31, 2000, we had offices in major markets in the United States, the United Kingdom and Germany.

     - Foster Creative Excellence. We strive to provide creative solutions in all areas of interactive services to meet or exceed the highest standards of service within each individual discipline. In order to maintain high levels of creativity and quality, we place great importance on recruiting and retaining talented employees. We have received numerous honors and awards, including:

          - Renaissance Multimedia was listed as one of the top 50 fastest growing companies in New York City for 1999 by Deloitte & Touche, LLP.

          - PWR Systems was the 385th fastest growing private company in the United States in 1998, according to Inc. Magazine's Inc. 500 Special Edition (October, 1999).

          - For 1999, Deloitte & Touche, LLP listed PWR Systems as the third fastest growing technology company on Long Island and the 367th fastest growing technology company in the United States.

          -    PWR  received  an  Entrepreneurial   Spirit  Award sponsored
               by Hofstra University and KPMG LLP, placing fifth on their list of Long Island's fastest growing private firms.

          - Sm@rt Reseller magazine listed PWR Systems as number 35 on its Sm@rt 50 report (November 15, 1999 issue).

          - PWR Systems also received a 1999 Apple Reseller of the Year award for sales excellence and superior service.

     - Capitalize on Market Opportunities in New Media. We are striving to obtain a leadership position in the development and application of new media marketing communication services and products. We believe that the proliferation of the Internet and other new media will continue to provide us with substantial opportunities. These new media services and products enable companies to better focus their marketing messages and may ultimately facilitate one-on-one marketing to specific individuals. To this end, we seek to provide clients with integrated new media design and development services as well as support in implementing and maintaining key content delivery technologies.

     - Expansion of Direct Marketing Operations. We have expanded our direct marketing operations to include e-commerce marketing services. These services may be integrated with the direct marketing and telemarketing services available through our web-enabled call centers, or may be provided on a stand-alone basis.

     - Leverage Operational Economies of Scale. We provide certain operational and administrative services centrally, allowing our various offices to benefit from the economies of scale created by a larger operation while enabling our offices to focus on their core competencies of providing superior client services. These centrally
          provided   services  may  include  business  development  programs,
          operations management guides, client support assistance, human resources programs, financial reporting and forecasting, performance appraisals and standardized methodologies.

     In implementing our business strategy we face numerous risks, including:

     -    Our   failure   to   successfully   compete   for   Internet
          professionals may affect our business operations. We are dependent on key personnel, the loss of any of their services could have a material adverse effect on us. Competition for qualified sales, technical and other personnel, including expert Windows-environment programmers, is intense, and we may not be able to attract or retain highly qualified employees in the future. Our future success depends in significant part upon the continued service of our current key technical, sales and senior management personnel. The loss of the services of one or more of these key employees could have a material adverse effect on our business, operating results and financial condition. Further, additions of new and departures of existing personnel, particularly in key positions, can be disruptive, which also could have a material adverse effect upon us.

     - Our success is dependent on the continued growth of the Internet and e-commerce services market. The markets for the sale of goods over the Internet and for e-commerce services are new and emerging. Our future revenues and growth will be substantially dependent upon the widespread acceptance of the Internet as a medium for commerce by consumers and e-commerce services. Rapid growth in the use of and interest in the Internet and e-commerce services is a recent phenomenon. This growth may not continue. Concerns about fraud, privacy and other problems may mean that a sufficiently broad base of consumers will not adopt the Internet as a medium for commerce. These concerns may increase as additional publicity over privacy issues over the Internet increases. Market acceptance for recently introduced services and products over the Internet is highly uncertain, and there are few proven services and products. In order to expand our user base, we must appeal to and acquire consumers who historically have used traditional means of commerce to purchase goods.

     - Our e-commerce business is dependent on the development and maintenance of the Internet and service center infrastructures. This includes maintenance of a reliable network, with the necessary speed, data capacity and security, as well as timely development of complementary products such as high speed modems for providing reliable Internet access and services. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage, as well as the level of traffic and the processing of transactions on our web sites and through our service centers. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle
          increased levels of activity or due  to  increased   governmental
          regulation. The infrastructure and complementary products or services necessary to make the Internet a viable commercial marketplace for the long term may not be developed successfully or in a timely manner. Even if these products or services are developed, the Internet may not become a viable commercial marketplace for the goods and services such as those that we offer.

     - The Internet has experienced, and is likely to continue to experience, significant growth in the numbers of users and amount of traffic.
          If the Internet continues to experience  increased numbers of users
          , increased frequency of use or increased bandwidth requirements, the Internet infrastructure may be unable to support the demands placed on it. In addition, the performance of the Internet may be harmed by increased users' or bandwidth requirements.

     -    Online security  breaches could harm our business.   A significant
          barrier to online commerce and communications over the Internet is the secure transmission of confidential information over public networks. Our security measures may not be able to prevent all types of security breaches. Our failure to prevent security breaches could harm our business. We rely on encryption and authentication technology licensed from third parties to provide the security and
          authentication   technology   to effect secure transmission of
          confidential information, including customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. Any such compromise of our security could harm our reputation and, therefore, our business. In addition, a party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our insurance policies carry low coverage limits, which may not be adequate to reimburse usfor losses caused by security breaches.

     - We are dependent on key personnel, the loss of any of their services could have a material adverse effect on us. Our future success depends in significant part upon the continued service of our current key technical, sales and senior management personnel. The loss of the services of one or more of these key employees could have a material adverse effect on our business, operating results and financial condition. Further, additions of new and departures of existing personnel, particularly in key positions, can be disruptive, which also could have a material adverse effect upon us.

     - We may enter into fixed-price contracts which involve financial risks. We anticipate that certain of our e-commerce services contracts may be on a fixed-price basis, rather than on a time and materials basis. Further, as the average size of our e-commerce services contracts increases, our exposure to the financial risks of fixed price contracts could increase. We may assume greater financial risk on fixed-price contracts than on time and materials engagements. We have limited experience in estimating costs for our engagements, particularly for larger projects. We may have to commit unanticipated resources to complete some of our projects, resulting in lower gross margins on such contracts. In addition, we may assume the fixed-price contracts of the companies we acquire. If we or our acquired businesses fail to estimate accurately the resources and time required for an engagement, to manage client expectations effectively or to complete fixed-price engagements within budget, on time and to our clients' satisfaction, we could be exposed to cost overruns, potentially leading to losses on these projects.

          In addition, we expect to recognize revenues from fixed-fee contracts based on our estimate of the percentage of each project completed in a reporting period. To the extent our estimates are inaccurate, the revenues and operating profits, if any, we report for periods during which we are working on a project may not accurately reflect the final results of the project and we would be required to make adjustments to such estimates in a subsequent period.

     - We generally do not expect to have long-term e-commerce solutions contracts and the need to establish relationships with new clients creates an uncertain revenue stream. We anticipate that our e-commerce solutions services clients generally will retain us on a project by project basis, rather than under long-term contracts, although our e-commerce support services may be rendered under one-year or other long-term service contracts. As a result, a client may or may not engage us for further services once a project is
          completed.   We  expect that  establishment and  development of
          relationships with additional companies and other corporate users of information technology will be an important component of our business operations. The absence of long-term contracts and the need for new clients create an uncertain revenue stream. A client which accounts for a significant portion of our revenues in a given period may not generate a similar amount of revenues, if any, in subsequent periods. There is no assurance that we will be able to add new clients or to secure new engagements with existing clients. In addition, some of our existing clients may unilaterally reduce the scope of, or terminate, existing projects.

     - We may be subject to legal liability to our clients. Many of our e-commerce services engagements will involve the development and implementation of e-commerce solutions that are important to our clients' businesses. Our failure or inability to meet a client's expectations in the performance of services could injure our business reputation or result in a claim for substantial damages against us regardless of our responsibility for such failure. In addition, the services we provide may include confidential or proprietary client information. Although we have implemented policies to prevent such client information from being disclosed to unauthorized parties or used inappropriately, any such unauthorized disclosure or use could result in a claim against us for substantial damages. Our contractual provisions attempting to limit such damages may not be enforceable in all instances or may otherwise fail to protect us from liability for damages.

     - The nature and extent of our international operations and currency fluctuations could have an adverse effect on our business, financial condition and results of operations. We believe that achieving profitability will require, among other matters, additional expansion of our e-commerce services into foreign markets. We anticipate that our international operations will be denominated in either U.S. dollars, the Euro or local currency and we do not anticipate engaging in any hedging activities. Fluctuations to date have not been significant. However, fluctuations in currency exchange rates in the future could have a material adverse impact on us.

          Our international  business  activities may be subject to:
          -    unexpected changes in regulatory requirements,
          -    tariffs  and  other  trade   barriers,
          -    costs  of localizing products for foreign countries,
          -    lack of acceptance   of  localized   products  in  foreign
               countries,
          -    longer accounts receivable payment cycles,
          -    difficulties in collecting payment,
          -    difficulties  in  managing   diverse  and  distant operations,
          - potentially adverse tax consequences, including limitations on the repatriation of earnings,
          -    reduced protection for intellectual property,
          -    foreign currency exchange fluctuations,
          - legal and regulatory requirements of different countries, such as differing tax and labor laws,
          -    potential political and economic instability,
          - the burdens of complying with a wide variety of foreign laws, and
          - the effects of potentially high local wage scales, diverse employment regulations and other expenses.

          Any of these factors or others not presently contemplated by us could have a material adverse effect on our future international operations.

     - We have and may continue to have fluctuations in our quarterly operating results. Our quarterly operating results have and, in the future, may fluctuate significantly, depending on a variety of factors, many of which are outside of our control. Factors that may affect our quarterly results include:
          -    the demand for our products and services,
          - the size, timing and timely fulfilment of orders for our products and services,
          -    the level of product, price and service competition,
          - changes in our sales incentive strategy, as well as sales personnel changes,
          - the mix of direct and indirect sales, product returns and rebates,
          - the extent that our direct mail programs achieve satisfactory response rates,

          -    the efficiency of our telemarketing operations,
          - our ability to keep our web sites operational and free of technical difficulties and service interruptions,
          -    federal, state or local government regulation,
          - our ability to upgrade and develop our systems and infrastructure to accommodate growth,
          -    the success of our brand building and marketing campaigns, and
          - general economic conditions and economic conditions specific to the Internet and e- commerce industries.

     - Our operating expenses and capital expenditures are expected to be based in large part on our expectations of future revenues and the expected costs associated with growing our new e- commerce business and acquired companies. Therefore, if revenue levels are below expectations, operating results are likely to be adversely affected. Net income may be disproportionately affected by an unanticipated decline in revenue for a particular quarter because a relatively small amount of our expenses will vary with our revenue in the short term. As a result, we believe that period-to-period comparisons of our results of operations are not and will not necessarily be meaningful and should not be relied upon as any indication of future performance. Due to all of the foregoing factors, it is likely that in some future quarter our operating results will be below expectations.

     - Our growth will depend on our ability to continue to develop our brands. We believe that strengthening our brands will be critical to achieving widespread acceptance of our goods and services. Promoting and positioning our brands will depend largely on the success of our marketing efforts and our ability to provide high quality content, goods and services. In order to promote our brands, we will need to increase our marketing budget and otherwise increase our financial commitment to creating and maintaining brand loyalty among users. Brand promotion activities may not yield increased revenues and, even if they do, any increased revenues may not offset the expenses we incur in building our brands. If we do attract new users to our web sites or services, they may not conduct transactions over our web sites or utilize our services on a regular basis. If we fail to promote and maintain our brands or incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, our business would be harmed.

OUR SERVICES AND PRODUCTS

E-COMMERCE SOLUTIONS

     Our e-commerce interactive solutions services currently consist of:
     -    web site design, development and implementation,
     - Internet, intranet and extranet backbone and computer network design and implementation,
     -    web site-to-legacy systems integration,
     -    Internet and e-commerce customized software design,
     -    direct marketing and telemarketing services,
     -    web-enabled sales, customer and technical support services,
     -    fulfillment, and
     -    e-business building and consulting services.

Web Site Development.

     We believe that, with the tremendous demands on companies to become more efficient, companies must re-evaluate their traditional business models and incorporate digital communications into their organizations' information systems and manner of conducting business, in order to remain competitive. We help companies interact effectively, both internally with employees and externally with vendors, suppliers and customers, in this new business environment. We design and implement e-commerce solutions that enhance our clients' core business, operations and communications.

     Our web site development services are intended to:
     - provide our clients with an on-line vehicle to communicate efficiently with each client's target audience and the general public via an exciting web site that will support, promote and raise an end user/consumer's level of awareness of the client's products and services,
     - establish an attractive and functional on-line environment that will provide a presence and awareness of the client's brand(s),
     - attract new visitors to each client's web sites by expanding public awareness of the site, and
     - speak effectively to end users/consumers who look to our client's web site as an informational resource.

     In developing and delivering a successful project, we:
     - integrate a sophisticated, feature-rich design that is intended to be superior to the client's competition's web-site and transmit the client's message in a compelling fashion,
     - establish a scalable platform that anticipates additional content areas and functionality which will enable our clients to strengthen the end-user relationship by offering e-commerce, community building vehicles and interactive opportunities,
     - create custom graphics, backgrounds, typographical design and photo montages to create a unique look and feel for the web site, including the development of individually designed interfaces,
     - establish interfaces that allow for the positioning of "rich" media advertising,
     - create customized viewer windows to support streaming video (real video),
     - create animation in various commonly-used formats to deliver movement and visual excitement to the site,
     - create web sites that are browser-aware and compatible with current Netscape and Explorer versions,
     - stress interactivity via use of pull-down menus, and contextualized navigation where appropriate,
     - provide customer support and retention enhancement programs through our web-enabled multi-national, multi-lingual telemarketing programs,
     -    harness visitor's captured data for future marketing initiatives, and
     - focus on managing the user experience at all times through careful and consistent navigation.

     We use a team-based approach in creating our solutions. A typical project involves an account manager, a producer, one or more designers, and three or more programmers. Our approach emphasizes client interaction with our web site design staff. This process provides assurance that the web site design solution meets the client's expectations. A typical project process consists of:

     - IDENTIFYING AND CLARIFYING THE CLIENT'S NEEDS. We begin our web site design by understanding the client's business and clarifying the client's immediate and long term goals. During this phase, we also assess the client's operating and technical environment. We review the client's competitor's web sites. We also work with the client to identify how the solution can be tailored to meet the interactive needs of the client's brand. Once the client's objectives are outlined, a strategic plan is formulated, including a definition of how the success of the project will be assessed. We also establish the project's scope and budget and create a detailed work plan and set of milestones during this phase.

     - ARCHITECTURE. We create the architecture of the solution for the specific business problem to be addressed and the definition of the functional, technical and creative requirements necessary to put the solution into effect. We collaborate with the client to refine the architecture of the solution. We typically construct a web site with a template architecture in order to facilitate quick updates of content. This enables our and the client's personnel to rapidly add or update content as needed without the need for additional creative/graphic development. Our web sites are designed to establish intelligent linking throughout the projects such that an end user will rapidly become engaged in interactivity with the client and be encouraged to advance towards its product line. We deliver all completed pages with HTML and source files to the server of the client's choice, while allotting protected space on our server during development for 24/7/365 access and review. We include middleware programming solutions, as needed, such as CGI and scripts using Perl, Java and Active X, where necessary. We utilize industry standard development tools such as Photoshop, Bbedit, Dreamweaver, Fireworks and other digital construction tools as necessary. We consult with the client's designated Internet service provider, or ISP, to manage traffic growth and service build-out as the site expands with functionality and commerce applications. We work with our clients in developing system server requirements and can recommend our systems integration services to the client. We often develop a prototype of the solution to test the initial concept and its functionality.

     - DESIGN. Once the structural foundation is established, we focus on completing the interaction and interface design aspects of the project. We develop the features of the project, refine the technology architecture for the solution and conduct usability testing to evaluate the performance of the solution. During this phase, we can offer our clients a variety of services beyond the design of the web site, including illustration, digital video and copywriting. By the end of this phase, we deliver a functional prototype of the solution and a detailed plan for its implementation.

     - IMPLEMENTATION. The final web site is built and launched. If necessary, we integrate the solution with the client's existing
          information  technology  infrastructure.   We employ the latest
          development tools, such as Perl/CGI, Cold Fusion, Java, Shockwave and full-blown multimedia. Our designs generally are compatible with both Windows and Macintosh environments. As part of the final delivery process, we perform quality assurance tests and ensure that the client understands how to use and maintain the web site through client training and maintenance documentation.

     - ENHANCEMENT. After implementation of the solution, we monitor it for a specified period of time and analyze how the solution performs.

     - MAINTENANCE AND AFTER-SALES SUPPORT. We typically are requested by our clients to provide updates, regular maintenance and other support and consulting services to their web sites. In addition, we encourage clients to continue to work with us to address their needs for the next generation of the solution as new technologies are developed and end-user's requirements evolve. At the client's option, we design a marketing and promotion plan for the web site. We may be able to use such opportunities to promote our call centers and our other e-commerce services.

     - CUSTOMER SERVICE. We offer to our clients the ability to install on their web sites a direct link to real-time chat, audio and/or video help provided by our multi-national, multi-lingual 24/7/365 call centers, to facilitate our client's customers' satisfaction and minimize aborted sales attempts.

     We also offer a wide range of marketing services to build the client's brand on-line, including:
     -    research and competitive analysis,
     -    strategic planning sessions,
     -    focus  groups,
     -    e-commerce concept development,
     -    web site usage tracking and analysis,
     -    web site banners and interactive product advertising,
     -    search engine listings and maintenance,
     -    on-line advertisement placement and management,
     -    on-line product launch and product support,
     -    web site programming,
     -    multimedia presentations and interactive sales tools.

     In order to draw traffic to a client's web site, we typically:

     - register the client with all major search engines, such as Yahoo, Altavista, GoTo and Excite in the appropriate categories, including client-supplied keywords,
     - hard code various metatags, a hidden keyword that is recognized by the programs that run search engines, into individual pages of the client's site, and
     - Create a policy of "link trading" with relevant sites, especially with client's partners and affiliates.

Systems integration.

     Through PWR Systems, we are an authorized dealer and VAR of computer and digital communication equipment. In this connection, we also provide systems integration services, including regional support in Internet, intranet and extranet application and framework design, enterprise and work group client/server design and optimization, relation or data base development, local and wide area network and workgroup solutions.

     We provide consulting services to our clients, particularly in the areas of hardware and software selection, logical and physical system design, programming implementation, education and training. As a systems integrator, we assume overall project management responsibility. We generally bill for project work on a time and materials basis. Our ability to undertake and successfully implement major systems integration and other projects requires a wide range of technical skills, such as logistical and physical design, implementation and training support and technical expertise in computer hardware and peripheral equipment, data bases, programming, productivity tools, communications, and system design and maintenance.

     We have substantial experience servicing the unique needs of advertising, publishing and new media companies. The principal products used in our systems integration projects include third-party computer hardware and software. We are authorized dealers and/or resellers for a number of manufacturers of high quality computer and network equipment, including Apple Computer, Cisco Systems, Compaq Computer, IBM, Silicon Graphics, NEC, Hewlett Packard, Intergraph, 3Com, Micronet and Microtech.

     As an interactive solutions integrator, we concentrate our marketing efforts on advanced systems, peripherals, and communications equipment. We develop our accounts through a process that focuses on our commitment to use the full range of our resources, products, services and expertise. We constantly evaluate new products on the basis of price, performance, reliability, customer support, and stability of the vendor. We establish an on-going relationship with our clients so that we are continually involved in their changing business needs. By maintaining a supportive presence, we can then assist in the decision-making and planning processes, and make sure that our customer receives not only current value, but long-term benefits as well. To achieve the most effective systems configuration and satisfy our clients' highly demanding needs, our staff is involved in every stage of the purchase and implementation of our clients' integration, from analyzing and advising hardware and software solutions through installation, training, on-line and telephone support and systems maintenance.

     We also operate a web site, at store.PWRSystems.com, for the on-line sale of computer and digital communication equipment which we are authorized to sell. This web site is targeted to our regular systems integration customers and the B2B market.

     With connectivity and client/server technology to store, retrieve and present information becoming a critical part of any companies' strategy to attain a competitive advantage, we believe that we can supply the necessary expertise in building and supporting advanced systems which typically can include hundreds, if not thousands, of pieces of equipment, including multiple central processing units, or CPUs, operating systems and wiring topologies. Our technical staff includes experts with experience with Novell, Windows NT, Apple OS X, Linux and UNIX operating systems, as well as all major hardware manufacturers. This enables us to provide our clients with an objective, long-term technology plan based on their individual needs. We reduce the expense and frustration of dealing with multiple vendors by consolidating purchasing activity.

     Our hardware sales include the warranty provided by the manufacturers of the products sold. We can also provide options on extended warranties and service contracts available from most manufacturers. Our field technicians have authorizations and expertise in all major industry products we sell. We provide to our systems integration customers access to our other interactive solutions services and team with strategic technical support partners, where necessary, to enable us to provide our clients complete e-commerce solutions.

     We typically sell our products on a net 30 days basis. We can also refer our clients to several third party leasing companies with whom we have on-going relationships.

     We also can provide customer training and education to assist our clients in reaching higher productivity and achieving greater returns on their investments in computer products. We offer convenient, hands-on training with major application packages running on IBM-compatible and Apple hardware. Our classes are taught by working professionals retained by us on a consultation basis who are specifically trained in desktop publishing and corporate computing.

     We also maintain a state-of-the-art digital studio at PWR's office in Bohemia, New York. We constantly test new products and technologies available from our various vendors in the digital video, digital audio, 3D animation and multimedia areas in order to make the most up-to-date and appropriate recommendations of computer and digital communication equipment to our clients.

     As a systems integrator, we consult with our clients to ascertain their short- and long-term computer network and digital communication demands. We attempt to learn their business and information management needs, the environments in which they operate and their internal maintenance and support capabilities. We then propose a customized solution to their requirements. Among our other services, we can provide asset management. This includes conducting an inventory of all hardware and software and verifying that all licenses to such hardware and software are current.

     We also offer web-hosting and co-location services to our clients, as necessary. As a web-host, we provide and maintain dedicated web servers and provide content and infrastructure. By providing co-location services, we permit the client to use our own computer network for the gathering, storage and retrieval of the client's data.

     We have not experienced any material difficulties or delays in meeting customer shipments. In cases where we are unable to obtain equipment directly from the manufacturer, through our sourcing network we attempt to locate equipment from other systems integrators and resellers. Where we are still unable to obtain equipment, we suggest alternative equipment to our clients for use in their integration projects.

     We are not dependent on a single purchasing or product source. Our sourcing network is intended to provide our clients with constrained and allocated product delivery and avoid customer complaints of erratic delivery. Typically, we configure customer orders in-house prior to delivery to the customer.

     For 1999, two of PWR Systems' vendors accounted for an aggregate of approximately 48% of PWR Systems' purchases.

     While we believe our sourcing network permits us to fill client orders on a timely basis, the loss of any license or reseller agreement with a significant manufacturer or the termination of relationship with a significant source of computer equipment could interrupt our integration services business and have a material adverse impact on us.

Sales, customer and technical support and marketing.

     We believe that e-commerce companies cannot function solely by having a web site and backbone. We further believe that, in order to effectively compete and complete sales transactions on their web sites and create customer loyalty, e-commerce companies need to have available a human bridge, or interface, between the e-seller and its customer. This human interface is intended to assist in completing the transaction, including taking the customers' credit card number for those customers who are insecure about providing the number over the Internet, as well as giving immediate, or real-time, answers to any questions the customer may have.

     We believe that we are capable of providing this human interface customer service function through our web-enabled call centers in Nashua, New Hampshire, Nottingham, United Kingdom and Aachen, Germany. Through these centers we can provide multiple multi-lingual 24/7/365 chat, audio, video, customer service and technical support over the Internet. We have licensed certain technology which permits us to communicate with a customer, on a real-time basis, by computer chat, audio and/or video functions, depending on the capabilities of the customer's computer. We believe that this service is a key difference between us and our e-services competitors.

Acquisitions.

For acquisitions, we have frequently used a standardized transaction structure that includes a purchase price adjustment or bonus feature to provide target company management with an incentive to improve and expand their organizations. We also generally grant stock options to employees of a target company who continue their employment with us to provide them with an incentive to contribute to the success of our overall organization.

     We identify those firms that meet our acquisition criteria, engage in a series of meetings and due diligence activities with each candidate to explore whether the candidate meets our criteria for growth potential and operating strategy, and complete the acquisition of attractive candidates. We stress to each desired candidate the advantages of merging with us, including the depth and breadth of services required by many potential clients; the client recognition and acceptance of our interactive solutions brands; and additional funding required to pursue large and profitable long-term client opportunities.

     We believe that there are numerous potential acquisition candidates that satisfy our acquisition criteria. We are currently discussing, on a non-binding basis, the acquisitions of several companies. If, after due diligence review and negotiation, such companies can be acquired on a basis considered fair to us and our stockholders, we may proceed with such acquisitions. We expect most of our future acquisition transactions will include the issuance of additional shares of our common stock. To penetrate foreign markets, we may use joint ventures as well as acquisitions, to capitalize on a foreign partner's local knowledge and reputation as well as our interactive solutions brands and technical, marketing and administrative resources. Our acquisition strategy involves a number of risks and uncertainties, and we cannot be sure that we will be able to identify suitable acquisition candidates, acquire such companies on acceptable terms or integrate their operations successfully with ours. As we issue stock to complete future acquisitions, our existing stockholders experience ownership dilution. In addition, to the extent we choose to pay cash consideration for such acquisitions, we may be required to obtain additional financing. We cannot be sure that such financing will be available on favorable terms, if at all.

     We also face a number of challenges that pose risks or could hurt our business as we build up our international operations, such as:
     - unexpected changes in regulatory requirements that could raise the cost of doing business, prevent doing business, or restrict our ability to remove funds from a country,
     - economic downturns more sudden and dramatic than those generally occurring in the U.S.,
     - changes in currency exchange rates, which could dramatically increase the price of acquisitions or significantly decrease the profitability of operations where payment is in local currency,
     -    difficulties in staffing and managing foreign operations,
     - difficulties in using equity incentives for employees, which we rely on heavily but which are often less understood outside the U.S.,
     -    differences in business customs,
     -    longer payment cycles, and
     -    political instability and the risk of military conflict.

SOFTWARE PRODUCTS

     Most of our software products are visual communication tools for the corporate, small office/home office and consumer markets. Our software products are designed to allow the user to improve the visual and graphical appeal, as well as the overall effectiveness, of documents and digital images. Our software products include application programs primarily designed for:
     -    desktop publishing,
     -    web publishing,
     -    presentation graphics,
     -    digital imaging,
     -    drawing/graphics,
     -    charting, and
     -    other similar applications.

     We currently derive substantially all of our software revenues from products sold directly to end-users by our direct mail and telemarketing centers and, to a lesser extent, through retailers, distributors and corporate purchasers, by our internal sales force and independent sales representatives. Through VisualCities.com and our other web sites, we also market and sell our products over the Internet. Approximately 91% of our net sales for the year ended December 31, 1999 were generated through our direct sales and telemarketing efforts. Our international sales for the year ended December 31, 1999 represented approximately 66% of our total sales.

     Our product development staff produces the master diskettes, CD-ROMs and user manuals for our proprietary software. We generally have third party contractors print and assemble CD-ROM discs, diskettes, manuals, inserts and boxes in which our products are shipped. We have multiple sources for major components of our products and do not rely on any one principal supplier. We have not experienced any material delays in production or assembly. To date, we have not experienced any material difficulties or delays in production of our software products and related documentation.

     We generally purchase computer hardware products such as mouse pens and digital cameras from third parties. From time to time, supplies of these products have not been sufficient to meet customer demand, primarily as a result of manufacturing difficulties, our just-in-time inventory policy and our less than optimal amounts of letter of credit facilities or other resources sufficient to finance such purchases.

VISUALCITIES.COM

     Our VisualCities.com web site is an on-line destination targeted to the visual communication community. This web site offers information, content, membership benefits, products and services to users in this targeted market. We intend to utilize this web site to sell visual communications products, including both our software products and software and hardware products manufactured by third parties. We also intend to create a gathering place and e-community for individuals with interest in and needs for visual communication tools. We believe that the market for our VisualCities.com web site includes the existing customers of our software products.

     We intend to attract users to VisualCities.com, induce such users into becoming members of the web site community and promote commercial transactions over the web site by leveraging our:
     -    large installed base of software customers,
     -    direct marketing capabilities, and
     - international brand recognition of our Harvard Graphics and Serif brands.

     We intend to ultimately offer to the VisualCities.com user focused content within a studio-based format reflecting seven visual communications markets:
     -    digital imaging,
     -    animation,
     -    image marketplace/art gallery,
     -    drawing,

     -    presentation graphics,
     -    desktop publishing, and
     -    web publishing.

Four of these studios are currently operational at VisualCities.com. We expect this web site to achieve full functionality in early 2001.

     We believe that increased membership will result in a high level of traffic at the web site which may result in increasing our revenues. We envision that our VisualCities.com web site will generate revenue from a number of sources, including :
     -    the sale of our own and third party products,
     -    advertising,
     - the brokerage of images, including photos, digital art, clip-art and traditional media art, as well as other content,
     -    links to other web sites,
     - other ancillary services related to the market for visual communication tools, and
     - with the anticipated broadening of the band-width of the Internet, the capacity to transfer data over the Internet, as an application service provider, or ASP, of software programs.

     An ASP can be broadly defined as an online community dedicated to outsourcing computer software, as a service, via the Internet. Under this model, the software resides on a server owned and operated by an intermediary company. We believe that the ASP model will become a leading method for the use of software because the end-user can use the software with nothing more than a personal computer and a browser. With an ASP application, installation, training, support and system integration issues disappear along with the heavy financial burden of buying and maintaining software.

     System failures could harm our business. Substantially all of our computer hardware for operating our web sites and service centers currently is located at our Nashua, New Hampshire, Nottingham, England, and Aachen, Germany facilities and at the offices of one of our vendors. Despite any precautions we may take, our systems and operations may be vulnerable to damage or interruption from floods, fires, power loss, telecommunication failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Although we have fully redundant systems, we do not have, at this time, a formal disaster recovery plan or alternative providers of hosting services, and we do not carry business interruption insurance to compensate us for losses that may occur. Any damage to or failure of our systems could result in interruptions in our web sites or service centers. Interruptions in our web sites would reduce our revenues, and our future revenues will be harmed if our users believe that our systems are unreliable.

     Unauthorized break-ins to our systems could harm our business. Our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to complete user transactions. In addition, unauthorized persons may improperly access our data. We may experience an unauthorized break-in by a "hacker" who could cause damage to or change our system or take confidential information. Any actions like these could harm us. Actions like these may be very expensive to remedy and could damage our reputation and discourage new and existing users from visiting our web sites.

     The enactment of new laws and the application of existing laws to transactions over the Internet could affect the way our clients conduct their businesses and rely on the Internet, which may have a material adverse effect on our operating results and financial position. Today, there are relatively few laws specifically directed towards web site providers. However, due to the increasing popularity and use of the Internet, it is possible that laws and regulations will be adopted with respect to the Internet and web site providers. These laws and regulations could cover issues such as:
     -    user privacy,
     -    freedom of expression,
     -    pricing,
     -    fraud,

     -    content,
     -    quality of products and services,
     -    taxation,
     -    advertising,
     -    intellectual property rights,
     -    obscenity, and
     -    information security.

     The vast majority of laws relating to these issues were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the Internet generally have not yet been interpreted by the courts and their applicability and reach are therefore uncertain.

     Several states have proposed legislation that would limit the uses of personal user information gathered online or require web site providers to establish privacy policies. The Federal Trade Commission also has recently settled a proceeding with one online service regarding the manner in which personal information is collected from users and provided to third parties. Changes to existing laws or the passage of new laws intended to address these issues could directly affect the way we do business or could create uncertainty in the marketplace. This could reduce demand for our services, increase the cost of doing business as a result of litigation costs or increased service delivery costs, or otherwise harm our business. In addition, because our web sites are accessible worldwide, foreign jurisdictions may claim that we are required to comply with their laws. As we continue to expand our international activities, we will become obligated to comply with these laws. Compliance may be more costly or may require us to change our business practices or restrict our service offerings relative to those in the United States. Our failure to comply with foreign laws could subject us to penalties ranging from fines to bans on our ability to conduct business on our web sites.

SOFTWARE DEVELOPMENT

     The  personal   computer   software  industry  is  characterized  by  rapid
technological change, which requires a continuing high level of expenditures for the enhancement of existing products as well as development, licensing or acquisition of new products. Our current product development activities include enhancing and updating our present software packages, including preparations for making our Serif and Harvard Graphics products available as server-based applications on the Internet through VisualCities.com, as well as the continued development of our VisualCities.com web site.

     Our Serif technology includes two advanced code bases, desktop publishing and drawing, which can continue to be expanded as user requirements evolve. We have focused our research and development resources on expanding our Serif and Harvard Graphics technology, as well as on our intended development of VisualCities.com and other Internet technologies and products.

     We intend to acquire additional technology through a combination of internal development, licensing, purchasing and strategic alliances. There can be no assurance that our software product development efforts or software product introductions will result in commercially successful products. Our software revenues are based on a combination of products developed internally, acquired products and licensed products. We intend to continue a flexible approach to our development, acquisition and release of new software products and technologies. We believe this flexible approach is necessary because the rapid changes in the software industry require ever shorter development cycles and ever higher levels of product quality and functionality.

     We developed VisualCities.com internally and with outside consultants. We transitioned the further development and maintenance of VisualCities.com to our Renaissance Multimedia subsidiary.

     We spent approximately $1,027,000 in 1999 and $1,266,000 in 1998 for software product development and enhancement activities. These expenditures represented approximately 5.2% of our total net revenues for 1999 and 6.9% of our total net revenues for 1998. In 1999, we released a total of seventeen of our own software products.

     The shortened product life cycles of competitive software products may adversely affect our product life cycles and development costs, as well as our revenues. From time to time we or our competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of our existing products. Such announcements of currently planned or other new products may cause customers to defer purchasing our existing products.

     Rapid technological changes could cause delays in our introduction of new products and these delays may reduce our revenues. The software market is characterized by:
     -    ongoing technological developments,
     -    evolving industry standards,
     -    frequent new product introductions, and
     -    rapid changes in customer requirements and preferences.

     The introduction of products with new technologies and the emergence of new industry standards and practices can rapidly render existing products obsolete and unmarketable. In the past, we have experienced delays in software development. We may experience delays in connection with our current and future product development activities. Further, our new products and product enhancements may not adequately meet the requirements of the marketplace nor achieve market acceptance. Delays in the commencement of commercial shipments of new products or enhancements may result in customer dissatisfaction and delays or losses in product revenues.

     Product defects could delay or prevent market acceptance of new or upgraded products. Our software products may contain undetected flaws or failures when first released. These flaws or failures may result in loss of or delay in market acceptance.

     Our software development projects may not have the intended results. We have a number of development projects ongoing or under consideration, such as Serif PagePlus7, a possible new version of our Harvard Graphics product and the continued development of our VisualCities.com web site. These development projects:
     -    may not be completed successfully, on time or within budget,
     -    may not include features required to achieve market acceptance, and
     - may not result in enhancements to our products that keep pace with broadening market requirements.

SALES AND MARKETING

E-COMMERCE SOLUTIONS

     Our e-commerce solutions services marketing efforts are expected to focus on strengthening our brand names and enhancing our reputation as a creative provider of e-commerce and digital communications solutions. We believe that the breadth of our services and our brand names will provide us with a competitive advantage over those professional information technology services firms whose brands may not be as well known or may not convey the same focused message of creative digital communications solutions.

     Our brand development programs are designed to reinforce the message that we are an international company with a local presence that can provide integrated, full-service digital communication and e-commerce service offerings. We also intend to increase our advertising in an effort to expand the recognition of our brand names.

     Currently, our account managers are responsible for marketing and sales of our web site design services. This approach provides us with a flexible sales resource. We do not have a formal marketing or sales force for our web site design business. We intend to cross train the marketing and sales staffs of our operating subsidiaries and to further develop an integrated sales and marketing force. We intend the marketing and sales force primarily to develop and prioritize new business leads and to filter incoming contacts from prospective clients.

     We also sponsor the Silicon Alley Breakfast Club as a means to network with professionals in the New York City-based web site design industry and to keep abreast of new developments in the industry.

     Our systems integration sales and marketing efforts are coordinated by our account managers. Historically, we have conducted limited advertising of our networking products and integration services. We believe that our growth as a systems integrator has been dependent on referrals from former and current customers and vendors. We expect to increase the marketing of our networking products and integration services.

     Our integration services' sales engineers typically meet with a new client to discuss their business, legacy systems and goals. A legacy system consists of the current computer equipment and any network the client is using at the time it hires us. We will then do a site survey to understand the environment in which we will build the client's integration solution. We also do a customer assessment so as to understand the client's philosophy towards its integration needs, the extent to which cost or quality are factors, whether expansion or upgrading of the system is planned and whether the client will only accept a "cutting edge" solution. We then design the appropriate integration solution, including identifying all computer and digital communication equipment and software and present the customer with a proposed purchase order. Upon acceptance, equipment is ordered and scheduling of the installation is planned.

SOFTWARE PRODUCTS

     Our  software   products  are  sold  primarily  through  direct  marketing, telemarketing, retail, corporate, original equipment manufacturer and Internet sales channels. Direct sales, which accounted for approximately 91% of our total net revenues for 1999 and 84% of our total net revenues for 1998, are generated primarily by inbound and outbound telemarketing operations in the United States and United Kingdom. Corporate sales are comprised of both individual product sales as well as volume license sales. Most of our retail sales are made on a two-step basis with the initial sales being made to distributors who then sell the products to retail chains. Consistent with industry trends, our retail sales of software products have been declining significantly. We also distribute our products through OEMs on a bundled or value-added basis. In addition, we sell our products through VisualCities.com and have established separate on-line software stores at www.harvardgraphics.com and www.serif.com from which our products may be purchased. We expect to continue to expand our software and hardware distribution over the Internet.

     We utilize our telemarketing operations in conjunction with our direct mail operations to maximize direct sales to existing and new end user customers. These mailings and direct response advertisements originate from our offices in Nashua, New Hampshire, Nottingham, England and Aachen, Germany and are handled by our inbound and outbound telemarketers at such locations. These mailings and advertisements are varied and tested to attempt to maximize response rates and profitability. We maintain a list of our registered customers and send periodic mailings to them in an effort to sell them upgrade versions and new products.

     Our advertising programs for our product lines are designed to increase corporate and product brand awareness, as well as to increase sales. Our advertising targets new customers, our registered users and, with competitive upgrade promotions, our competitors' customers. We advertise primarily through promotions to support distributors' and resellers' sales efforts, including:
     -    distributor/reseller advertising programs,
     -    rebates,
     -    training, and
     -    price promotions.

     We engage in joint promotional activities with computer hardware and other manufacturers. We also participate in trade shows.

     Our products continue to derive substantial revenues from foreign sales. We translate a number of our products, including packaging, documentation, software, and promotional materials, for international markets. These translations are generally done by outside contractors, or by our local sales and marketing agents. Advertising and promotional programs are customized for local markets where necessary. International sales include localized versions of selected products, as well as the English language versions of our products throughout the United Kingdom, Europe, Latin America, South America and the Asia/Pacific region. Localized versions include:
     -    German,
     -    French,
     -    Spanish,
     -    Italian,
     -    Portuguese, and
     -    Dutch.

     Approximately 66% of our total net revenues for 1999 and 54% of our total net revenues for 1998 came from sales made outside of the United States. We expect to continue to sell internationally and invoice in foreign currencies. Accordingly, we are subject to risks associated with exchange rate fluctuations.

     We have a general return policy for our North American resellers and distributors whereby they may return any products previously purchased from us, provided that the aggregate purchase price for such returned products does not exceed 10% of the reseller's or distributor's net purchases for the prior quarter. In addition to this return allowance, our North American distributors and resellers may generally exchange any discontinued products within ninety days of notification of discontinuation for products of equal or greater value. For our international distributors and resellers, the general return policy is the same as for North American resellers and distributors, except that returns with respect to sales in a quarter must be completed within the first month of the subsequent quarter. For our international distributors and resellers, the policy for the exchange of obsolete products generally allows returns within thirty days after the announcement of a product's obsolescence, provided that the product was shipped within thirty days prior to the announcement. However, to maintain good customer relations, we may accept returns in excess of those allowed under our general policy.

     We typically ship software products within several days after receipt of orders, which is customary in the personal computer applications software business. We also attempt to ship our hardware products within several days after receipt of orders; however, when supplies of such products are not in stock, delays of up to several weeks may occur. We had a backlog of approximately $500,000 as of December 31, 1999, primarily relating to digital cameras. We had a backlog of $389,000 as of December 31, 1998.

     Our dependence on retailers, distributors and sales representatives may adversely affect our software sales and cash flows. Our software customers are not contractually required to make future purchases of our products and could discontinue carrying or purchasing our products, at any time and for any reason. Retailers and distributors generally are in a strong position to negotiate favorable terms of sale, including price discounts and product return policies. Retailers also often require software publishers to pay fees in exchange for preferred shelf space. Further, resellers may give higher priority to products other than ours, thus reducing their efforts to sell our products. We may not be able to increase or sustain the current amount of our retail shelf space and, as a result, our operating results could be adversely affected.

VISUAL CITIES.COM

     We expect to market our VisualCities.com web site initially to the existing users of our software products through direct marketing efforts. We may also utilize other interactive marketing and advertising efforts to expand the traffic and membership of Visualcities.com.

CUSTOMER CONCENTRATION AND CREDIT RISK

     No customer accounted for more than 10% of out total net sales for 1999. We had one customer which accounted for approximately 13% of our total net revenues for 1998. This same customer accounted for approximately 36% of our net accounts receivable at December 31, 1998. The loss of any significant customer, a significant decrease in product shipments to one or more of them or an inability to collect receivables from one or more of them could adversely affect our business, operating results and financial condition.

     Product returns and difficulties in the collection of accounts receivable could result in reductions in our cash flows. Our sales generally are made on unsecured credit terms which may vary substantially. Therefore, a default in payment on a significant scale could materially adversely affect our business, results of operations and financial condition.

CUSTOMER SUPPORT AND SERVICE

E-COMMERCE SOLUTIONS

     We believe that customer support services, whether rendered before or after the initial sale, are a key to attaining customer satisfaction. This satisfaction may result in additional revenues from the customer in the future, as well as referrals by the customers to potential new clients. Customer satisfaction with our integration services also may result in our ability to promote our web site design and Web-enabled support services to the client. Consultation with the client's department managers and end-user groups in conjunction with our ongoing technical briefings and newsletters are part of our strategy to enable our clients to reach their productivity goals.

     In our systems integration business, we maintain a limited inventory of hardware and software products and typically purchase products from our third-party vendors only after receipt of a client order. However, we have expanded our inventory of key spare parts to assure our clients of delivery of timely and quality service. We also use our network of sources to obtain parts on prompt, as needed basis. We use only factory authorized parts in our service operations.

     As an authorized dealer of many of the highest quality computer equipment manufacturers, we have the experience and training to sell and service the hardware equipment constituting an integration project and any enhancements and upgrades our customers may require. In addition, we have strategic alliances with third parties to supplement our own internal resources in the areas of data security application programming.

     We have Web-enabled our three call centers and telemarketing operations utilizing CosmoCall Universe, an Internet protocol-based, multimedia contact center technology, to provide multi-lingual, online customer sales and support services to Internet businesses. Key features include live, text-based "chat," voice and video over the Internet, and e-mail communications between our specially trained employees and our clients' customers. Additional capabilities facilitated by CosmoCall Universe, which was cited "Product of the Year" for 1999 by Internet Telephony and Communications Solutions magazines, include seamless integration with a client's customer relationship management software, real-time reporting and online, collaborative browsing.

SOFTWARE

     We provide free technical support for our software and hardware products directly in the United States, United Kingdom and Germany for a period of thirty days from either the first call to our technical support centers from the customer or from receipt of the customer's product registration card. After this initial period, technical support is available for purchase under a variety of value-added support programs. However, to maintain good customer relations, we may provide free technical support in excess of the initial period.

VISUAL CITIES.COM

     We utilize our Web-enabled call centers to provide real-time customer service to VisualCities.com users, as we provide to our e-commerce interactive solutions customers.

COMPETITION

E-COMMERCE SOLUTIONS

     The e-commerce services market has grown dramatically in recent years as a result of the increasing use of computers and digital communication technology and the Internet by businesses for communication, marketing and information dissemination to their employees, customers, vendors and suppliers. Different e-commerce service providers focus on different types of services. For example, Internet content providers, consulting and advertising agencies and telecommunications companies offer very different services. This factor, along with the rapid pace of technological change, makes the e-commerce services market intensely competitive and rapidly evolving. We expect competition to persist and intensify in the future.

     We anticipate that our competitors in our e-commerce solutions business will include:
     - Internet service firms, such as Scient, Viant, Agency.com, Icon Medialab, iXL, Modem Media, Poppe Tyson, Organic Online, Pixelpark, Proxicom, Razorfish, Rare Medium, Xceed Inc. and USWeb/CKS;
     - technology consulting firms, such as Diamond Technology Partners and Metzler Group;
     - technology integrators, such as Andersen Consulting, Cambridge Technology Partners, Cap Gemini, EDS, IBM, Sapient and WM-Data;
     - strategic consulting firms, such as Bain & Company, Booz-Allen & Hamilton, Boston Consulting Group and McKinsey & Company; and
     - in-house information technology, marketing and design service departments of our potential clients.

     We can also expect competition in our call center service business from large call center service providers and any in-house service centers of our potential clients.

     Compared to us, many of these competitors have:
     -    longer operating histories,
     -    larger installed client bases,
     -    longer relationships with clients,
     -    greater brand or namerecognition, and
     - significantly greater financial, technical, marketing and public relations resources.

     Although only a few of these competitors have offered a package of solutions as extensive as our portfolio of services, several have announced their intention to offer a broader range of solutions. Furthermore, greater resources may enable a competitor to respond more quickly than we can to new or emerging technologies and changes in customer requirements and to devote greater resources to the development, promotion and sale of its products and services than we can to our products and services. In addition, the lack of any significant barriers to entry into this market permits new market entrants, which may further intensify competition.

     We believe that the principal competitive factors in our e-commerce solutions markets, in relative importance, are:
     -    the ability to attract and retain  professionals,
     -    technical knowledge and creative skills,
     -    brand recognition and reputation,
     -    reliability of the delivered solutions,
     -    client service, and
     -    price.

SOFTWARE

     The market for visual communications and business productivity software is highly competitive and subject to rapid technological change. Many of our current and potential competitors possess significantly greater financial, technical and marketing resources, greater name recognition and a larger customer base than we have. In addition, any of these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, as well as to devote greater resources to the development, promotion and sale of their products than we can. Furthermore, because there are relatively low barriers to entry in the software industry, we expect additional competition from other established and emerging companies, which may choose to enter the market by developing products that compete with those offered by us or by acquiring companies, businesses, products or product lines that compete with us. It is also possible that competitors may enter into alliances and rapidly acquire significant market share. We also believe that competition will increase as a result of software industry consolidation. There can be no assurance our current or potential competitors will not develop or acquire products comparable or superior to those developed by us, combine or merge to form significant competitors, or adapt more quickly than us to new technologies, evolving industry trends and changing customer requirements. Increased competition could result in further price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, operating results and financial condition. There can be no assurance that we will be able to compete successfully against current and future competitors or that competitive pressures faced by us will not have a material adverse effect on our business, operating results and financial condition. If we are unable to compete successfully against current and future competitors, our business, operating results and financial condition would be materially and adversely affected.

     Some of our competitors sell "bundles" or "suites" of products which include products that directly compete with our products and which are bundled with other office software programs by the same or multiple competitors. These suite products are sold at an all-inclusive price. Additionally, application software is increasingly provided as part of the operating system, or bundled and pre-loaded into new computers. The price for a stand-alone or pre-loaded bundle or suite of software is typically significantly less than separately purchased applications, and many end users are likely to prefer the bundle or suite over a more expensive combination of other individually purchased applications, even if the latter applications offer superior performance or features. These factors have resulted in and are expected to continue to cause significant downward pressures on average selling prices for our products. There is no assurance that we will be able to adopt strategies to compete successfully in this environment.

     The market for our software products is increasingly competitive as a result of:
     -    ongoing technological developments,
     -    licensing of technology between companies,
     -    cross and collateral marketing of products by two or more companies,
     -    alliances between companies,
     -    joint marketing campaigns,
     - rapid changes in customer requirements and increasing customerdemands, and changes in operating systems.

     We believe that the principal competitive factors in the corporate, SOHO and consumer software markets include:
     - pricing (which includes individual product pricing, standard and competitive upgrade pricing, licensing and volume discounting),
     -    product functionality,
     -    ease-of-use,
     - bundling in suites of related products which could render competitive products to be considered "free,"
     -    distribution through existing and new channels, and
     -    brand name recognition.

     As a result, we believe that our success in this market depends upon our ability to continue to:
     -    enhance our existing and future products,
     -    correctly identify and enter new markets,
     -    effectively market our current and future products,
     - expand our existing distribution channels and develop new distribution channels, including distribution over the Internet,
     - timely and efficiently acquire, license or develop and introduce new products that utilize new technologies, and
     -    respond to new demands of the market.

     To the extent one or more of our competitors introduce products that better address market requirements, our business could be adversely affected. We may not be successful in timely developing and marketing enhancements to our existing products or future products. Also, our existing and new products may not adequately address the changing needs of the market. If we are unable to timely develop and introduce new products or enhance existing products, our business and results of operations could be materially and adversely affected.

     Based on product lines and price points, we regard Microsoft Corporation, Symantec Corporation, Corel Corporation, Lotus Development Corporation, Adobe Systems, The Learning Company, Micrografix, Fractile, Visio, Metatools, Deltapoint and Macromedia as competitors to our software business. The dominant position of Microsoft in the personal computer operating system and application program market place provides it with a range of competitive advantages, including the ability to determine the direction of future operating systems and to leverage its strength in one or more product areas to achieve a dominant position in new markets. This position may enable Microsoft to increase its market position even with respect to products having superior performance, price and ease-of-use features. Microsoft's ability to offer corporate and SOHO productivity software, to bundle software, to provide incentives to customers to purchase certain products in order to obtain favorable sales terms or necessary compatibility or information with respect to other products, and to pre-load such bundled software on new computers, may significantly inhibit our ability to maintain or expand our business. In addition, as Microsoft or other companies create new operating systems and applications, there can be no assurance that we will be able to ensure that our products will be compatible therewith. The introduction of upgrades to operating systems or the introduction of new operating systems and standardized software by Microsoft and others, over which we have no control, may adversely affect our ability to upgrade our own products, and may cause reduction in sales of our products.

     We believe that competition will continue to intensify in the future and that new product introductions, further price reductions, strategic alliances and other actions by competitors could materially and adversely affect our competitive position.

VISUALCITIES.COM

     We believe that our VisualCities.com web site competes with web sites such as:
     -    dtp.com,
     -    arttoday.com, and
     - other web sites that offer products and services for visual communications users.
However, we believe that few, if any, of our competitors offer as wide a variety of visual communication content, products and services, as we offer or expect to offer on our VisualCities.com web site.

     Many  current  and  potential   competitors  to  VisualCities.com   possess
significantly greater financial, technical and marketing resources, greater name recognition and a larger member base than VisualCities.com. In addition, any of these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, as well as to devote greater resources to the development and promotion of their web sites than we can. Furthermore, because there are relatively low barriers for entry into the Internet e-commerce industry, we expect additional competition from other established and emerging web site and visual communication software companies, which may choose to enter the market by launching web sites that compete with VisualCities.com, by acquiring companies, businesses, and web sites that compete with VisualCities.com or by expanding their businesses or web sites to offer similar products and services as are offered on VisualCities.com. We also believe that competition will increase as a result of the anticipated expansion of the use of the Internet, both domestically and internationally. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, operating results and financial condition. There can be no assurance that we will be able to compete successfully against current and future competitors or that competitive pressures faced by us will not have a material adverse effect on our business, operating results and financial condition. If we are unable to compete successfully against current and future competitors, our business, operating results and financial condition would be materially and adversely affected.

CUSTOMERS

E-COMMERCE SOLUTIONS

     Our e-commerce solutions customers range from multi-national corporations to small and medium size companies.

     We have concentrated our web site design marketing efforts in the New York and London metropolitan areas. Some of our web site design customers include:
     -    ADI Security Systems               -    Audiovox
     -    AT&T                               -    Capital Vectors International
     -    Canon USA                          -    Chase Manhattan Bank
     -    CIMA Laboratories                  -    Essence Magazine
     -    Digital Equipment Corporation      -    Global Ministries
     -    First Alert                        -    Loehmann's
     -    Golf Digest                        -    Manhattan Bagel
     -    Loral Space & Communication        -    Merck
     -    MasterCard                         -    New York Business Forums
     -    New England Journal of Medicine    -    Phillips Van-Heusen
     -    Price Waterhouse                   -    Sara Lee Bakery
     -    Reckson Associates                 -    Smithsonian Magazine
     -    Schering-Plough                    -    Sprint Communications
     -    South Beach Beverage               -    Youngs Brewery
     -    Tishman Construction               -    The Harbour Club
     -    Justin Bell Racing                 -    Cannons Health Club
     -    Hale Clinic                        -    Books@once.com
     -    Business Link                      -    British Market Research
                                                  Association

     We have historically focused our systems integration marketing efforts at the entertainment, advertising, publishing and new media industries. Some of our systems integration clients are:

     -    Sony Music                         -    Viacom
     -    American Lawyer Media              -    MTV Networks
     -    Acclaim Entertainment              -    HBO
     -    Polo Ralph Lauren                  -    DDB Worldwide
     -    Quick International                -    FCB Worldwide
     -    Simon and Schuster                 -    PBS
     -    Comedy Central                     -    RCA
     -    Martha Stewart Living

SOFTWARE

     We believe that our Harvard, Serif and other software products are currently used by over one million end-users, with approximately five million historically installed users.

GOVERNMENTAL REGULATION

E-COMMERCE SOLUTIONS

     We believe that we do not need any government approval in connection with our current e-commerce solutions operations. In addition, we know of no governmental regulations, either federal, state or local, which currently materially affect our e-commerce solutions operations or products, except for those involving our telemarketing activities. Consequently, we have not incurred any material costs nor have we experienced any material effects from compliance with any governmental regulations with respect to our current e-commerce solutions operations.

SOFTWARE

     We believe that we do not need any government approval for production and sale of our software products. In addition, we know of no governmental regulations, either federal, state or local, which currently materially affect our software operations or products. Furthermore, we know of no environmental law, either federal, state or local, which would materially affect us or our software products. Consequently, we have not incurred any material costs nor have we experienced any material effects from compliance with any governmental regulations or environmental laws with respect to our software operations.

VISUALCITIES.COM

     Proposals to enact laws and regulations that apply to Internet communication, commerce and advertising are becoming more prevalent. The adoption of such laws could create uncertainty in Internet usage and reduce the demand for all products and services offered on the Internet. Recently, Congress enacted legislation regarding children's privacy on the Internet. It is possible that additional federal, state and local laws and regulations may be proposed or adopted with respect to the Internet, covering issues such as user privacy, taxation, advertising, intellectual property rights and information security. Several states have proposed legislation to limit the use of personal user information gathered online or to require online services to establish privacy policies. We believe that we are in full compliance with all current federal and state privacy laws.

     The Federal Trade Commission recently reported that it has no present intention of proposing legislation to address online privacy in the near future, and that it believes self-regulation to be the best course of action, except for rules to implement the newly enacted laws governing the collection of personal information from children and the confidentiality of such information. However, the FTC has initiated action against at least one online service regarding the manner in which personal information was collected from users and provided to third parties. We believe that we are in full compliance with all FTC privacy rules.

     Legislation recently has been enacted in several states relating to the transmission of unsolicited e-mail, a practice commonly referred to as "spamming." The federal government and several other states, including New York, are considering, or have considered, similar legislation. Although the provisions of these current and contemplated laws vary, the laws generally limit or prohibit both the transmission of unsolicited e-mails and the use of familiar spamming techniques, such as the use of forged or fraudulent routing and header information. Some states, including California, require that unsolicited e-mails include opt-out instructions and that senders of such e- mails honor any opt-out requests. We believe that our operations will not be affected by legislation directed at spamming because we currently do not send unsolicited messages and because our practices are intended to comply with all applicable laws and rules. However, if we are required to change our business practices as a result of new legislation, our business could suffer.

     We do not know how our business may be affected by the application to the Internet of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. Most of these laws were adopted before the advent of the Internet and do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet marketplace. That uncertainty could reduce demand for our web sites and services and also could increase the cost of our doing business.

     In addition, because our services are available on the Internet in multiple states and foreign countries, these states and countries may claim that we are required to qualify to do business in their jurisdictions. Our failure to qualify in any jurisdictions where we are required to do so could subject us to taxes and penalties. It could also restrict our ability to enforce contracts in those jurisdictions. The application of laws or regulations from jurisdictions whose laws we do not believe currently apply to our business could have a material adverse effect on us. We are currently not aware of any violations by us of any laws or regulations of any states or other countries or of any material qualification problems.

     The European Union adopted a privacy directive that went into effect in 1998. Under this directive, business entities domiciled in member states of the EU are limited with respect to the transactions in which they may engage with business entities domiciled outside the EU, unless the non-EU entities are domiciled in jurisdictions with privacy laws comparable to the EU privacy directive. The United States presently does not have laws that satisfy the EU privacy directive. Discussions between representatives of the EU and the United States are ongoing and may lead to a number of safe harbor provisions which, if adhered to, would allow business entities in the EU and the United States to continue doing business without limitation. If these negotiations are not successful and the EU begins enforcing the privacy directive, there could be a material adverse effect on our Internet business.

     We may be held liable for the unlawful activities of users on our web sites. We may be unable to prevent unlawful activities by users of our web sites, and we may be subject to civil or criminal liability for unlawful activities carried out by users on our web sites. In order to reduce our exposure to this liability, we may prohibit certain activities. We may in the future implement other protective measures that could require us to spend substantial resources and/or to reduce revenues by discontinuing certain service offerings. Any costs incurred as a result of liability or asserted liability relating to unlawful activities could harm our business.

     We may be subject to liabilities associated with information disseminated through our web sites. The law relating to the liability of web site operators for information carried on or disseminated through their services is currently unsettled. Claims could be made against web site providers under both United States and foreign law for defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their web sites. Several private lawsuits seeking to impose liability upon other web site providers currently are pending. In addition, federal, state and foreign legislation has been proposed that imposes liability for or prohibits the transmission over the Internet of certain types of information. Our web sites feature chat rooms, which include information from users regarding other users and other persons and entities. Although all such discussions are generated by users and not by us, it is possible that a claim of defamation or other injury could be made against us for content posted on our web sites. Claims like these become more likely and have a higher probability of success as we continue to expand internationally. If we become liable for information provided by our users and carried on our web sites, we could be harmed and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources and/or to discontinue certain service offerings. In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. We carry liability insurance, but it may not be adequate to fully compensate us if we become liable for information carried on or through our web sites. Any costs incurred as a result of this liability or asserted liability could harm our business.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

E-COMMERCE SOLUTIONS

     Typically, all of our web site design services, including any designs and copywriting we produce, are "works for hire" and belong exclusively to the client for whom we provided the services to the extent permissible under Federal copyright laws.

     We have licensed certain web-enabled call center technology which enables our call center operators to provide real time chat, audio and/or video assistance to our customers and customers of third parties who retain us to provide customer service to their Internet customers.

     Our dependence on third party licenses could have adverse affects. We rely on certain software, technology and content that we license or have licensed from third parties to perform key functions. These third-party licenses may not continue to be available to us on commercially reasonable terms. Also, the licensed software, technology and content may not be appropriately supported, maintained or enhanced by the licensors such that the license would not continue to provide the necessary commercial benefits to us. In addition, we may not be able to license additional software, technology and content on terms advantageous to us. The loss of or inability to obtain or replace licenses to, or inability to support, maintain and enhance, any of such licensed software, could result in increased costs, including the expense of internally developing the required software, technology and/or content, as well as delays or reductions in product shipments.

SOFTWARE

     We believe that our success in the software market depends significantly upon our proprietary technology. To protect our technology from misappropriation, we currently rely on a combination of:
     -    copyright and trademark laws,
     -    trade secrets,
     -    confidentiality procedures and contractual provisions, and
     -    federal and state trade secrets, patent and copyright laws.

     We have registered and applied for registration for certain service marks and trademarks, and we intend to continue to evaluate the registration of additional service marks and trademarks. Additionally, we generally copyright our software and related user documentation. However, the copyright laws afford only limited practical protection against duplication of the media embodying the programs and the related user manuals.

     Despite  our  efforts  to  protect  our   intellectual   property   rights,
unauthorized parties may attempt to copy aspects of our products or services or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. Monitoring and identifying unauthorized use of such broadly disseminated products as personal computer software is difficult. We expect software piracy to be a continuing problem for the software industry. We rely upon software engineering and marketing skills to protect our market position, in addition to the copyright and trademark or trade secret protection discussed above. Because the software development industry is characterized by rapid technological change, we believe that the following factors are as important to establishing and maintaining a technology leadership position as the various legal protections of our technology:
     -    the  technological  and  creative  skills  of our  personnel,
     -    new product developments,
     -    frequent product enhancements,
     -    brand name recognition, and
     -    reliable product maintenance.

       There can be no assurance that our means of protecting our intellectual property rights will be adequate or that our competitors will not independently develop similar technology or duplicate our products or services or design around our patents or other intellectual property rights. There also can be no assurance that any issued patent will provide us with any competitive advantages. We believe that we retain ownership rights to all software which we have developed and commercially distribute, except for those components of the software that we license from third parties. Our software is licensed and generally provided in object code pursuant to shrink-wrap or on-screen license agreements or executed license agreements which contain restrictions on disclosure and transferability. In addition, we have, from time to time, licensed to third parties the right to use, modify, reproduce, sub-license, distribute and market certain of our software products or portions of our software products. Such licensed software is provided in object code and, in certain limited circumstances, source code, pursuant to agreements which contain restrictions on disclosure and transferability.

     Certain technology used in our products is licensed on a perpetual, fully paid, non-royalty-bearing basis from third parties. If any event occurred that rendered technology licensed from a third party and incorporated in our products unavailable to us, or if the technology is not appropriately supported and enhanced by the licensor, we could be forced to expend financial and development resources to replace that technology. Such expenditures could materially adversely affect our business, financial condition and results of operations.

     We are not aware that any of our products materially infringes upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim such infringement by us or our licensors with respect to current or future products. We expect that software product developers will increasingly be subject to such claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or might require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us.

     Litigation may be necessary to protect our proprietary technology. Our competitors and potential competitors may resort to litigation as a means of competition. Such litigation may be time consuming, costly and expose us to new claims that we may not have anticipated. Although patent and intellectual property disputes in the software area have often been settled through licensing, cross-licensing or similar arrangements, costs associated with such arrangements may be substantial, if they may be obtained at all. Any litigation involving us, whether as plaintiff or defendant, regardless of the outcome, including any litigation relating to claims which have been or may in the future be asserted against us, may result in substantial costs and expenses to us and cause a significant diversion of effort by our technical and management personnel. In addition, there can be no assurance that litigation, instituted either by or against us, will not be necessary to resolve issues that may arise from time to time in the future with other competitors. Any such litigation could have a material adverse effect upon our business, operating results and financial condition. In the event of an adverse result in any such litigation, we could be required to expend significant resources to develop non-infringing technology, obtain licenses to the technology which is the subject of the litigation on terms not advantageous to us, pay damages, and/or cease the use of any infringing technology. There can be no assurance that we would be successful in such development, that any such licenses would be available and/or that we would have available funds sufficient to satisfy any cash awards.

VISUALCITIES.COM

     We used a third party web site design firm to prepare our VisualCities.com web site for its initial launch. We believe that the VisualCities.com web site does not infringe on the intellectual property of others. However, the law relating to the liability of web site operators for information carried on or disseminated through their services is currently unsettled. Claims could be made against web site providers under both United States and foreign law for defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their web sites. Several private lawsuits seeking to impose liability upon other web site providers currently are pending. In addition, we may be unable to prevent unlawful activities by users of our web sites, and we may be subject to civil or criminal liability for unlawful activities carried out by users through our web sites. In order to reduce our exposure to this liability, we may prohibit certain activities. We may in the future implement other protective measures that could require us to spend substantial resources and/or to reduce revenues by discontinuing certain service offerings. Any costs incurred as a result of liability or asserted liability relating to unlawful activities could harm our business.

EMPLOYEES

     As of March 31, 2000, we had a total of 215 employees. Of this amount, seventeen were employed by Renaissance, thirteen were employed by Junction 15 and twenty-two were employed by PWR. Of our 215 employees:

     -    45 were primarily engaged in Internet and product development,
     - 91 were primarily engaged in e-commerce marketing and sales, including telemarketers,
     - 43 were primarily engaged in customer and technological support, production and fulfillment, and

     -    36 were primarily engaged in general and administrative functions.

     Of our 215 total employees, 104 are located in the United States and 111 are located internationally. From time to time, we also utilize independent contractors in connection with our product development, administration and marketing activities.

     We have never experienced a work stoppage and believe that we have satisfactory relations with our employees and contractors.

                                  RISK FACTORS

     You should carefully consider the following risk factors.

WE HAVE INCURRED LOSSES TO DATE AND THERE IS NO ASSURANCE THAT WE WILL BECOME PROFITABLE.

     We have been unprofitable since our inception in July 1992 and may continue to incur operating losses for the foreseeable future. For the year ended December 31, 1999, we had a net loss attributable to common stockholders of approximately $5,683,000. For the year ended December 31, 1998, we had a loss of approximately $2,407,000. Our operating losses may increase as we:

     -    develop our e-commerce services business,
     -    develop, produce and distribute additional products and services,
     -    de-emphasize other products and services,
     - implement our growth strategy, which is expected to include investments required to accelerate the growth of acquired companies,
     -    develop our Internet commerce network, and
     -    operate in a multi-currency marketplace.

     No assurance can be given that we will ever become profitable nor, if we obtain profitability, that we would thereafter maintain profitability.

WE HAVE LIMITED EXPERIENCE AS AN E-COMMERCE MARKETER AND SERVICE PROVIDER.

     Our historical operations have been as a developer and marketer of software products, primarily visual communication applications. We have only recently focused our resources on competing in the e-commerce services market. This has been primarily accomplished by offering our telemarketing, direct marketing, call center and fulfilment services to third party e-commerce and other businesses and our acquisitions of Renaissance Multimedia, Junction 15 and PWR Systems. Accordingly, there is little historical information on which you can base an evaluation of our new businesses and prospects. As an e-commerce services company, we face risks and uncertainties that are different than the risks and uncertainties we faced and continue to face with our software operations. To address these new risks and uncertainties, we must do the following:
     - continue to raise working capital to be able to compete effectively in the e-commerce services market with well-funded competition,
     -    attract,  integrate,  retain  and  motivate  qualified  personnel,
     -    maintain and enhance our brands,
     -    successfully execute our business acquisition and marketing strategy,
     - continue to develop and upgrade our technology and information processing systems,
     -    provide superior customer service, and
     -    respond to competitive developments.

     We may be unable to accomplish one or more of these things, which could cause our business to suffer. In addition, accomplishing one or more of these things may be very expensive, which could adversely affect our ability to achieve profitability and thereafter operate profitably.

WE ANTICIPTE SIGNIFICANT EXPANSION WHICH, IF NOT MANAGED CORRECTLY, COULD HARM OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     Our business strategy calls for us to aggressively pursue acquisitions of e-commerce solutions companies. To address potential growth in our business operations and market opportunities and in executing our business strategies, we may experience a period of significant expansion in:
     -    the number of our employees,
     -    our facilities,
     -    our infrastructure, and
     -    the number of countries in which we maintain operations.

     We expect this anticipated expansion will place a significant strain on our management, operational and financial resources.

WE MAY BE UNABLE TO IMPLEMENT OUR ACQUISITION GROWTH STRATEGY, WHICH COULD HARM OUR BUSINESS AND COMPETITIVE POSITION.

     Our business strategy includes making strategic acquisitions of other companies or businesses, including e- commerce solutions providers, web site designers, systems integrators and other firms. Our continued growth will depend on our ability to identify and acquire, on acceptable terms, companies that complement or enhance our businesses. The competition for acquisition candidates is intense and we expect this competition to increase. There is no assurance that we will identify and successfully compete for appropriate acquisition candidates or complete acquisitions at reasonable purchase prices, in a timely manner or at all. Further, we may not be able to realize the anticipated results of future acquisitions. In implementing our acquisition growth strategy, we may encounter:
     -    costs associated with incomplete acquisitions,
     - expenses, delays and difficultiesof integrating acquired companies into our existing organization,
     - the impact of amortizing goodwill and other intangible assets of acquired companies on our statement of income,
     - dilution of the interest of existing stockholders if we issue our stock in making acquisitions or if we sell our stock to the public to raise cash for acquisitions,
     -    diversion of management's attention,
     - increases in our expenses in order to advertise and promote acquired companies and their and our current products and services,
     - unusual impacts on our financial condition due to the timing of acquisitions, and
     - expenses of any undisclosed or potential legal liabilities of an acquired company.

     Any of these matters could have a material adverse effect on our business, results of operations and financial condition.

ACQUISITIONS COULD RESULT IN OPERATING DIFFICULTIES AND OTHER HARMFUL CONSEQUENCES TO US.

     If appropriate opportunities present themselves, we intend to acquire businesses, technologies, services or products. The process of integrating the operations of any acquisition, including our recent acquisitions of Renaissance Multimedia, Junction 15 and PWR Systems, may create unforeseen operating difficulties and expenditures and is itself risky.

     To the extent we use cash consideration for acquisitions in the future, we may need to obtain additional financing which may not be available on favorable terms or at all. To the extent our management must devote significant time and attention to the integration of technology, operations, businesses and personnel as a result of these acquisitions, our ability to service current customers and attract new customers may suffer. In addition, our senior management faces the difficult and potentially time consuming challenge of implementing uniform standards, controls, procedures and policies throughout our operating units, including future acquisitions. We could also experience financial or other setbacks if any of the acquired businesses experience unanticipated problems. Further, we may experience disputes with the sellers of acquired businesses and may fail to retain key acquired personnel.

In addition, we may experience a decline in employee morale and retention issues resulting from changes in compensation, reporting relationships, future prospects, or the direction of the business.

     Moreover, the anticipated benefits of any or all of these acquisitions may not be realized. Future acquisitions could result in the incurrence of debt, contingent liabilities and amortization expenses related to goodwill and other intangible assets, each of which could have a material adverse effect on our operating results and financial position.

FAILURE TO OBTAIN IRS CLOSING AGREEMENT COULD RESULT IN LARGE TAX PAYMENT.

     In September 1997, we applied for a closing agreement with the IRS pursuant to which we would become jointly and severally liable for Software Publishing Corporation's tax obligations upon occurrence of a "triggering event" requiring recapture of dual consolidated losses previously utilized by SPC. Such closing agreement would avoid SPC's being required to recognize a tax of approximately $8.0 million on approximately $24.5 million of SPC's pre-acquisition dual consolidated losses. We have received notification from the IRS that the IRS determined not to act on our application until SPC submitted additional filings pertaining to pre-acquisition filings made by SPC. We have submitted these filings in an application for relief. We believe that, if the IRS accepts the application for relief, and the re-application for a closing agreement is made, the IRS should agree to a closing agreement. However, no assurance can be given that the IRS will do so, and any failure to do so could result in the recognition of this tax liability. Should such a closing agreement be obtained, under certain circumstances, a future acquirer of SPC or us also may be required to agree to a similar closing agreement in order to avoid the same tax liability. This could have a material adverse effect on our future ability to sell SPC. The report of our auditors covering our December 31, 1999 consolidated financial statements contains a paragraph emphasizing these dual consolidated losses.

WE MUST CONTINUE TO DEVELOP OUR VISUALCITIES.COM WEB SITE IN ORDER TO MAKE IT COMPETITIVE.

     Only a limited number of expected functions are currently operational on our VisualCities.com web site. In order to attract and maintain visitors to the web site, we must complete our development, including, adding additional functions.

OUR SOFTWARE REVENUES MAY CONTINUE TO DECLINE.

     We have experienced a decline in software revenues, primarily from our North American software operations, including in our 1999 fiscal year. We believe that we must continue to enhance our software products, develop additional products, license successful products, create strategic alliances, implement successful marketing programs and reduce operating costs of our software business, in order to remain competitive in the software industry. No assurance can be given that we will be able to do so in a commercially successful manner.


ITES 2.  DESCRIPTION OF PROPERTY

     Our principal executive offices are located at Glenpointe Centre East, 300 Frank W. Burr Boulevard - 7th Floor, Teaneck, New Jersey 07666. The lease for this facility terminates in January 2003 and provides for average annual rental costs of approximately $120,000, for approximately 4,750 square feet of space. Serif Inc. leases approximately 25,400 square feet of office and warehouse space in Nashua, New Hampshire pursuant to a lease ending in March 2002. This facility serves as our primary North American telemarketing, customer support, product development, warehouse and fulfillment center. Rental costs for the Nashua facility currently average approximately $90,000 per year. Serif (Europe) Limited leases approximately 20,000 square feet of office and warehouse space in Nottingham, England under a lease which terminates in May 2002. This facility serves as our United Kingdom telemarketing center and European warehouse and fulfillment center. The rental cost for the Nottingham facility currently averages approximately $128,000 per year (based on current exchange rates). We also lease approximately 4,000 square feet of office space in Aachen, Germany pursuant to a lease which expires in September 2001, with an expected rental cost of approximately $52,000 per year (based on current exchange rates).

This facility serves as our continental European sales and customer support office and houses our multi-lingual call center.

     We conduct our website design services primarily from the offices of our Renaissance Multimedia and Junction 15 subsidiaries. Renaissance Multimedia currently occupies approximately 2,700 square feet of office space in New York City under a lease expiring in April 2002. Our current rental costs for this space are approximately $54,000 per year. Junction 15 currently occupies approximately 1,000 square feet of office space in London, England under a lease expiring in January 2002. Our current rental costs for this space are approximately $16,000 per year.

     We conduct our systems integration business primarily from the offices of PWR Systems, which currently occupies approximately 5,000 square feet of office and warehouse space in Bohemia, New York, a suburb of New York City, under a lease expiring in February 2004. Our current rental costs for this space are approximately $60,000 per year. PWR Systems also has offices located in New York City and Boston, for the use by our employees in their sales and support functions. The current rental costs for these offices currently aggregate to approximately $13,000 per year.

     We  coordinate   our   executive,   administrative,   accounting,   product
development, sales, marketing, purchasing and scheduling functions primarily from our executive offices in Teaneck, New Jersey. Our telemarketing, sales and fulfillment operations are located in our Nashua, New Hampshire, Nottingham, England and Aachen, Germany facilities. Our inventory control, order processing, warehousing and shipping activities related to such operations are located primarily at our offices in Nashua and Nottingham. Our computer systems handle order entry, order processing, picking, billing, accounts receivable, accounts payable, general ledger, inventory control, catalog management and analysis, and mailing list management.

     We believe that our existing space provides us with adequate space for our present operations for the near future. We expect to assume and lease additional space in connection with future acquisitions of other businesses. We currently are reviewing opportunities to lease additional office space in New York City.

     We do not own nor do we contemplate owning any real property in the foreseeable future. We do not currently have any policy imposing limitations, whether by quantity or type, with respect to investments in real estate or interests in real estate, investments in real estate mortgages or the securities of or interests in persons primarily engaged in real estate activities. Additionally, there is no policy currently in effect regarding investments in real estate for possible capital gain or income. It is not anticipated that the creation of any policy regarding real estate investments, and changes to any such policy if created, will require a vote of holders of our securities.


ITEM 3.  LEGAL PROCEEDINGS.

     On April 7, 2000, we filed a stipulation of settlement dismissing with prejudice the action commenced against us, Mark E. Leininger and Barry A. Cinnamon in the United States District Court, Southern District of New York, on January 30, 1998, under the caption Howard Milstein and Ronald Altman v. SPC Holdings, Inc., Mark E. Leininger and Barry A. Cinnamon. The settlement was without cost to us, other than our counsel fees and expenses that were not covered by insurance.

     In the fourth quarter of 1998, an action was commenced against us in the Superior Court of the State of California in and for the County of Santa Clara, under the caption Community Towers, LLC vs. Software Publishing Corporation Holdings, Inc. In this action, Community Towers, LLC is seeking $300,000 in damages for an alleged violation of a lease for office space located in San Jose, California. This is the location where SPC had its principal place of business and where we had our principal executive offices during the period of January 1997 through January 1998. We no longer have any offices at this location. We believe that the plaintiff's claims in this action are without merit and intend to vigorously defend ourselves in this action. We have filed an answer in this action denying the plaintiffs' allegations. We plan to file a summary judgement motion for a court determination in our favor on the plaintiff's claims.

     In February 2000, we received a demand for arbitration with respect to certain fees payable in connection with an investment banking agreement which we terminated. The claim calls for payment of $45,000 and reinstatement of warrants to purchase 150,000 shares of our common stock which we canceled upon termination of the investment banking agreement, and legal and other expenses in connection with the arbitration. We believe that the claims in this arbitration matter are without merit. We intend to vigorously defend ourself in this action.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)  MARKET INFORMATION

     Our common stock has traded on the Nasdaq SmallCap Market under the symbol "VIZY" since August 2, 1999. Our common stock traded on the Nasdaq SmallCap Market under the symbol "SPCOD" from May 28, 1998 through June 24, 1998, under the symbol "SPCOC" from October 23, 1998 through January 14, 1999, and otherwise from January 28, 1997 through August 1, 1999 under the symbol "SPCO." Our common stock also has traded on the Boston Stock Exchange under the symbol "VZM" since August 2, 1999 and under the symbol "SPO" from January 20, 1997 through August 1, 1999. The following table sets forth the range of high and low bid prices for our common stock for the periods indicated as derived from reports furnished by The Nasdaq Stock Market, adjusted to reflect our one-for-three reverse stock split effective on May 27, 1998. Such adjustment has been made by multiplying the closing prices by three and does not necessarily reflect the prices for our common stock had such reverse stock split occurred prior to the periods indicated. The information reflects inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                                High Bid     Low Bid
                                                --------     -------
Fiscal 1998
-----------
First Quarter . . . . . . . . . . . . .            2-13/16     1-1/2
Second Quarter  . . . . . . . . . . . .            3           1-3/8
Third Quarter . . . . . . . . . . . . .            1-5/8         5/8
Fourth Quarter. . . . . . . . . . . . .            1-1/8         9/16

Fiscal 1999
-----------
First Quarter . . . . . . . . . . . . .            1-31/32       15/16
Second Quarter. . . . . . . . . . . . .            4-7/16      1-21/32
Third Quarter . . . . . . . . . . . . .            4-1/4       2-1/4
Fourth Quarter. . . . . . . . . . . . .            4           2-1/8

Fiscal 2000
-----------
First Quarter . . . . . . . . . . . . .            9-3/4       3

     As of March 31, 2000, the closing price for our Common Stock as reported on Nasdaq was $6-1/8. As of the close of business on March 31, 2000, we had 711 stockholders of record. We estimate, based upon surveys conducted by our transfer agent in connection with our 1999 Annual Meeting of Stockholders, that we have approximately 5,000 beneficial holders of our common stock.

     We have never paid cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain any future earnings for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and other relevant factors.

     The market for our common stock is highly volatile. The trading price of our common stock could widely fluctuate in response to, among other things:
     -    quarterly variations in our operating and financial results,
     - announcements of technological innovations or new products by us or our competitors,
     - changes in prices of our products or our competitors' products and services,
     -    changes in the product mix of our sales,
     - changes in our revenue and revenue growth rates as a whole or for individual geographic areas,
     -    business units, products or product categories,
     -    responses to our strategies concerning e-commerce and the Internet,
     -    unscheduled system interruptions,

     - our ability to timely develop, introduce and market new products, as well as enhanced versions of our current products,
     -    additions or departures of key personnel,
     - announcements of technological innovations or new services by us or our competitors,
     -    changes in financial estimates by securities  analysts,
     -    conditions  or trends in the Internet and  online commerce industries,
     - changes in the market valuations of other Internet or e-commerce service companies,
     -    developments in Internet regulations,
     - announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments,
     - sales of our common stock or other securities in the open market, and
     -    other events or factors that may be beyond our control.

     Statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the market in which we do business or relating to us could result in an immediate and adverse effect on the market price of our common stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for the securities of many software and Internet companies which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock.

(b) RECENT SALES OF UNREGISTERED SECURITIES

     The information set forth below is a list of all our sales and issuances of our equity securities occurring during 1999 and the first quarter of 2000 which we have not otherwise disclosed in any of our Quarterly Reports on Form 10-QSB.

     On November 22, 1999, we sold and issued 17,052 shares of our common stock to one individual for gross proceeds of $25,578 upon the exercise of warrants held by this individual. The issuance of such shares was a private transaction exempt from registration under Section 4(2) of the Securities Act.

     Between November 11, 1999 and December 30, 1999, we sold and issued an aggregate of 80,024 shares of our common stock to a total of four of our vendors in exchange for their reduction of a total of $216,249 in amounts due them. The issuances of such shares were private transactions exempt from registration under Section 4(2) of the Securities Act.

     Between July 26, 1999 and August 24, 1999, we sold and issued an aggregate of 1,750 shares of our Common Stock to a total of three individuals for gross proceeds of $1,805 upon the exercises of options held by such individuals. The issuances of such shares were private transactions exempt from registration under Section 4(2) of the Securities Act.

     In the first quarter of 2000, we sold and issued an aggregate of 226,695 shares of our common stock to a total of fifteen individuals and entities for gross proceeds of $469,226 upon exercise of warrants held by these individuals and entities. The issuances of such shares were private transactions exempt from registration under Section 4(2) of the Securities Act.

     In connection with our acquisition of Renaissance Multimedia in February 2000, we sold and issued an aggregate of 449,870 shares of our common stock to the former shareholders of Renaissance Multimedia. The issuances of such shares was a private transaction exempt from registration under Section 4(2) of the Securities Act.

     In connection with our acquisition of Junction 15 in March 2000, we sold and issued an aggregate of 681,818 shares of our common stock to the former shareholders of Renaissance Multimedia. The issuances of such shares was a private transaction exempt from registration under Section 4(2) of the Securities Act.

     In connection with our acquisition of PWR Systems in March 2000, we sold and issued an aggregate of 1,500,000 shares of our common stock to the former shareholders of Renaissance Multimedia. The issuances of such shares was a private transaction exempt from registration under Section 4(2) of the Securities Act.

     In March 2000, we sold a total of 936,954 shares of our common stock to 45 accredited investors for gross proceeds of $4,216,293. The issuances of theses shares were private transactions exempt from registration under Section 4(2) of the Securities Act of 1933.

     In March 2000, we accepted subscriptions for and sold a total of 762,471 shares of our common stock to eleven foreign investors for gross proceeds of $3,392,996. The issuances of these shares were private transactions exempt from registration pursuant to Section 4(2) of, and Regulation S promulgated under, the Securities Act.

     Our acquisition strategy may result in dilution to our stockholders. Our business strategy calls for strategic acquisitions of businesses, technologies, services and products. In connection with our recent acquisitions of Renaissance Multimedia, Junction 15 and PWR Systems, among other consideration, we issued an aggregate 2,631,688 shares of our common stock and paid $2,000,000 in cash and promissory notes. We anticipate that future acquisitions will require cash and issuances of our capital stock, including our common stock. To the extent we are required to pay cash for any acquisition, we anticipate that we would be required to obtain additional equity and/or debt financing. Such stock issuances and financing, if obtained, may not be on terms favorable to us and could result in substantial dilution to our stockholders at the time(s) of these stock issuances and financings.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

RESULTS OF OPERATIONS

1999 COMPARED TO 1998

     NET SALES. Net sales increased by $1,619,624 or 8.9% to $19,891,357 in 1999 from $18,271,733 in 1998 primarily as a result of the introduction of sales of the Company's Go Digital Camera Pak (introduced in the fourth quarter of 1998), the introduction of Page Plus 6.0 in July 1999, and expanded operations in Germany. Camera revenues were $5,259,000 in 1999, compared to $1,371,000 in 1998. The increase in camera revenues more than offset a decline in software sales of approximately $2,300,000. We provided for returns in 1999 at 14% of gross sales compared to 10% in 1998 because digital cameras have a higher return rate than software and a higher proportion of our 1999 sales were of digital cameras.

     North America and International net sales for 1999 and 1998 were as follows:

                                          1999          %          1998         %
                                          ----         ---         ----        ---
     North America. . . . . . . .    $  6,730,271      33.8    $ 8,431,271     46.1
     International. . . . . . . .      13,161,086      66.2      9,840,462     53.9
                                     ------------      ----      ---------     ----
     Total. . . . . . . . . . . .    $ 19,891,357     100.0    $18,271,733    100.0
                                     ============     =====    ===========    =====

     We have experienced a continuing negative trend in our North American direct marketing software programs. We have addressed this trend by refocusing our business strategy to include further overseas expansion and to utilize our direct marketing and other core competencies to enhance our Internet services business.

     GROSS PROFIT. Our gross profit for 1999 was $13,520,251, or 68% of our net sales, compared to $14,562,488, or 80% in 1998. The decline in gross margins for 1999 reflects a change in product mix resulting primarily from a higher proportion of hardware sales as compared to software sales in the comparable 1998 period due to our Go Digital Camera Pak promotion and delays in the introduction of additional software products. Digital cameras produced by third parties carry lower margins than our proprietary software products. Our cost of goods sold consisted primarily of product costs, royalties and inventory allowances for damaged and obsolete products. Product costs have historically consisted of the costs to purchase the underlying materials and print both boxes and manuals, media costs (CD-ROMs and other media), assembly costs, and hardware costs. Cost of goods sold was $6,371,106 for 1999 compared to $3,709,245 for 1998, an increase of 72%, reflecting increased sales in 1999 as well as the change in product mix.

     Our gross margins and operating income may be affected in particular periods by the mix of distribution channels used, the mix of international and domestic revenues, the mix of products sold and the timing of product introductions, promotional pricing and rebate offers, return privileges and marketing promotions in connection with new product introductions and upgrades. These promotions may have a negative influence on average selling prices and gross margins. In addition, gross margins are expected to fluctuate on a quarterly basis as we utilize alternative direct response promotions. Gross margins have also been, and may continue to be, adversely affected by competitive pricing strategies in the software industry as a whole, including competitive upgrade pricing, the OEM business and alternative licensing arrangements. The Company expects additional gross margin fluctuations in 2000 as it expands its e-commerce services business.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased by $3,694,564, or 27.4%, to $17,175,520 for 1999 from $13,480,956 in 1998, primarily as a result of increased catalog and direct mail costs, including the cost of developing an expanded direct-response list in the United States and the introduction of a direct mail program in Germany. Increases in direct marketing selling expenses amounted to approximately $1,815,000. We establish several of our marketing expenditure levels based on expected net revenues. We periodically review and adjust our variable expenditure levels based on actual sales volumes. Additionally we experienced increases in technical recruiting costs of approximately $100,000 related to the competitive technical environment in which we operate, increases in legal fees of approximately $200,000 primarily related to litigation, an increase in consulting fees primarily associated with financial and investment banking agreements of $370,000, and an $80,000 increase in investor relations costs. Salary and wages increased by approximately $700,000 as additional staffing and increased compensation expenses were required in connection with VisualCities.com Inc., our European expansion, and the development of our forward looking growth and acquisition strategy.

     PRODUCT DEVELOPMENT. Product development expenses decreased $238,716 or 18.9% to $1,027,447 in 1999 from $1,266,163 in 1998, primarily as a result of the reduction in development operations of our SPC subsidiary. Our product development costs represented 5.2% of net sales in 1999 compared to 6.9% in 1998. We capitalized approximately $478,000 of product enhancement costs associated with product designs where technological feasibility has been established. All other development costs have been expensed in the period incurred. We intend to continue to acquire externally developed technology, explore strategic alliances and other methods of acquiring or licensing technology, and invest in certain internal development projects, including the updating of existing products. We believe that product development expenses may increase in dollar amount in the future, although our long-term goal is to continue to reduce product development costs as a percentage of sales.

     AMORTIZATION OF GOODWILL AND PURCHASED TECHNOLOGY. In 1999 and 1998, we incurred expenses of $2,219,363 and $2,377,282, respectively, in respect of the amortization of goodwill and purchased technology associated with acquisitions of the Serif companies and SPC. While this amortization has now been completed, we expect increased amortization expenses associated with our recent and anticipated future acquisitions.

     UNREALIZED HOLDING GAIN ON MARKETABLE SECURITIES. The unrealized holding gains of $322,652 and $90,000 in 1999 and 1998, respectively, represent the increase in value of our investment in marketable securities characterized as trading securities.

     REALIZED GAIN. In a July 1, 1999 agreement, we agreed with the holder of all our outstanding shares of Class C Preferred Stock that in the event we called for redemption any of our shares of Class C Preferred Stock within 45 days, we would sell to the Holder 53,815 Xceed Shares which we owned, at a price of $18.44 per Xceed Share, or $992,349 in the aggregate. On July 14, 1999, the Board of Directors called for redemption all outstanding shares of Class C Preferred Stock with a record date for such redemption of July 19, 1999. Such transaction was consummated on July 19, 1999, leaving us with 66,185 shares of Xceed common stock. We realized a gain of $642,444 on the exchange of our marketable securities in this transaction.

     OTHER EXPENSE (INCOME). Other expense (income) for the 1999 decreased $35,236, or 37.2%, to $(59,503) from $(94,739) in 1998 primarily related to a decline in interest income.

     INCOME TAXES (BENEFIT). The income tax benefit for 1999 consists of $(216,044) received under a state sponsored technology program which allowed for the assignment of value to previously established net operating loss benefits., and $(34,934), relating principally to foreign tax benefits. The tax provision for 1998 consisted of foreign and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash and cash equivalents decreased by $647,153 to $1,730,495 at December 31, 1999 from $2,377,648 at December 31,1998, primarily as a result of using $3,103,610 of cash for operations and $811,109 for investing activities. Our operating and investing activities for 1999 were primarily related to increased direct marketing expenditures, the development of our VisualCities.com website, our European expansion, and the costs associated with the development of future software products. We intend to continue to utilize our working capital in 2000 for Internet web site development, European expansion, securing additional digital camera supplies, product development, marketing and advertising, to finance the higher level of inventory and accounts receivable necessary to support any increase in sales, for capital expenditures, including the purchase of computer and internet services equipment, and for internal and external software development, as well as to finance the costs of our e-commerce services business, including the costs of acquisitions, and the respective working capital needs of acquired companies. Our cash requirements, however, may change depending upon numerous factors, including, without limitation, the cost of integrating our businesses and the need to finance the licensing or acquisition of third party software, as well as increased inventory and accounts receivable arising from the sale and shipment of new products. Our 1999 financing activities consisted of receipt of net proceeds of $3,497,695 from the sale of our common stock, option and warrant exercises , and the issuance of long term debt net of repayments. We had working capital of $652,974 at December 31, 1999, an increase of $217,902 from our working capital at December 31, 1998 of $435,072, which increase was attributable primarily to the significant unrealized appreciation in the value of our marketable securities.

     We believe that our existing cash and cash equivalents and cash generated from operations, if any, should be sufficient to meet our currently anticipated liquidity and capital expenditure requirements for the next twelve months.. In March and April 2000 we completed private placements of our common stock for an aggregate of 1,699,425 shares raising aggregate gross proceeds of $7,609,289, before associated placement costs. We utilized approximately $5,000,000 of these proceeds to fund our acquisitions and associated legal and other costs thereof, as well as working capital needs, for Renaissance Multimedia, Junction 15, and PWR Systems in February and March 2000 as well as repay a $1,000,000 line of credit loan. We plan to utilize the remaining proceeds to pursue additional acquisition targets, expand our VisualCities.com website, including promotional activities, develop our e- commerce services business, expand our European operations, develop additional software products, and fund our other working capital requirements. In the first quarter of 2000 we entered into a two-year unsecured line of credit agreement for maximum borrowings of $1,000,000, at an 8% interest rate, with a foreign company. We borrowed $1,000,000 under this note in February 2000. This note was repaid in full with accrued interest on March 20, 2000, and we now have $1 million available under this line of credit. We have letter of credit facilities of approximately $260,000 relating to certain lease obligations. Serif (Europe) Limited has a letter of credit facility of approximately $200,000, which was fully drawn upon as of December 31, 1999, with its primary bank in the United Kingdom, and which is secured by Serif (Europe) Limited cash reserves of a similar amount. Serif (Europe) Limited has bank loans of approximately $118,000 at December 31, 1999 which are secured by substantially all of its assets. Our PWR Systems subsidiary, acquired on March 27, 2000, has a $1,000,000 bank credit facility, which we have guaranteed, and an additional $1,000,000 credit facility, both of which are secured by PWR's assets. There can be no assurance that we will be successful in attaining our sales or strategic goals, or that attaining such goals will have the desired effect on our cash resources.

     Our exposure to foreign currency gains and losses is partially mitigated as we incur operating expenses in the principal foreign currency in which we invoice foreign customers. As of December 31, 1999, we had no foreign exchange contracts outstanding. Our foreign exchange gains and losses may be expected to fluctuate from period to period depending upon the movement in exchange rates.

     We have entered into a five-year consulting agreement pursuant to which we are required to pay .30% of our net revenue (subject to an annual minimum fee of $125,000, and an annual maximum fee of $250,000) to the consultant. The term of the agreement may be extended automatically by an additional eighteen months if we report annual net revenues of $40,000,000, and an additional eighteen months should net revenues exceed $60,000,000. At December 31, 1999, we have accrued $125,000 in connection with this agreement.

     On July 27, 1999 we entered into a minimum annual purchase commitment of approximately $230,000 with a distributor of certain software the Company intends to sell in its direct mail operation. We anticipate that we will fulfill such commitment from our operational resources.

     We had a backlog of approximately $500,000 as of December 31, 1999, primarily relating to digital cameras.

NET OPERATING LOSS CARRYFORWARDS

     We estimate our consolidated tax net operating loss carryforwards to be approximately $35 million at December 31, 1999, after consideration for limitations on the use thereof, which expire in years 2002 through 2019. Under
Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), changes in the ownership or the business of a corporation that has net operating loss carryforwards can result in the inability to use or the imposition of significant restrictions on the use of such net operating loss carryforwards to offset future income and tax liability of such corporation. An "ownership change" may be deemed to have occurred under Section 382 of the Code and the regulations thereunder with respect to both the Company and SPC, and the use by the Company of these net operating loss carryforwards will be limited. Utilization of the net operating loss carryforwards of SPC may be further limited by reason of the consolidated return/separate return limitation year rules. We estimate the maximum utilization of such net operating loss carryforwards to be approximately $1,200,000 per year for losses through December 31, 1996. There can be no assurance that we will be able to utilize all of our net operating loss carry forwards. In addition, the foreign losses incurred by SPC may decrease or otherwise restrict our ability to claim U.S. tax credits for foreign income taxes.

POSSIBLE TAX OBLIGATION

     We have applied for a closing agreement with the IRS pursuant to which we would become jointly and severally liable for SPC's tax obligations upon occurrence of a "triggering event" requiring recapture of dual consolidated losses previously utilized by SPC. Such closing agreement would avoid SPC's being required to recognize a tax of approximately $8 million on approximately $24.5 million of SPC's previous dual consolidated losses. The IRS notified us that it determined not to act on our application until SPC submitted certain filings pertaining to pre-acquisition consolidated tax year return filings made by SPC. We have submitted these filings in an application for relief. We believe that should the IRS accept the application for relief, and once a re-application for a closing agreement is made, the IRS should agree to such a closing agreement. However, no assurance can be given that the IRS will do so, and any failure to do so could result in the recognition of this tax liability. Should such a closing agreement be obtained, in certain circumstances, a future acquirer of the Company may also be required to agree to a similar closing agreement in order to avoid the same tax liability, to the extent it is able to do so. This could have a material adverse effect on our future ability to sell SPC. The report of our auditors covering the December 31, 1999 consolidated financial statements contains a paragraph emphasizing these dual consolidated losses.

YEAR 2000 UPDATE

     We completed our Year 2000 preparations as planned. Through the first quarter of the Year 2000 our operations have not experienced any material problems associated with the Year 2000. Further, no problems have been identified with respect to any of our key suppliers, nor have we had any reports with respect to the products we sell. We expended a total of approximately $90,000 in our Year 2000 compliance review and implementation efforts through December 31, 1999. No further costs in the Year 2000 are expected.

SEASONALITY

     The computer software market is characterized by significant seasonal swings in demand, which typically peak in the fourth quarter of each calendar year. The seasonal pattern is due primarily to the increased demand for software during the year-end holiday buying season and reduced retail and corporate demand for business software during the European Easter and summer vacation period. We expect our net sales and operating results to continue to reflect this seasonality. Our revenues may also experience substantial variations as a result of a number of factors, such as consumer and business preferences and introduction of competing products and services by competitors. There can be no assurance that we will achieve consistent growth or profitability on a quarterly or annual basis.

INFLATION

     We believe that inflation has generally not had a material impact on our operations.


ITEM 7.  FINANCIAL STATEMENTS.

     We set forth below a list of the financial statements of Vizacom Inc. included in this Annual Report on Form 10-KSB.

Item                                                                      Page*
----                                                                      -----
Independent Auditors' Reports. . . . . . . . . . . . . . . . . . . . . . . F-2
Consolidated Balance Sheet at December 31, 1999. . . . . . . . . . . . . . F-4
Consolidated Statements of Operations for the years ended
 December 31, 1999 and 1998. . . . . . . . . . . . . . . . . . . . . . . . F-5
Consolidated Statements of Stockholders' Equity for the
 years ended December 31, 1999 and 1998. . . . . . . . . . . . . . . . . . F-6
Consolidated Statements of Cash Flows for the years ended
 December 31, 1999 and 1998. . . . . . . . . . . . . . . . . . . . . . . . F-7
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . F-8

     We set forth below a list of the financial statements of Renaissance Computer Art Center, Inc., d/b/a Renaissance Multimedia, included in this Annual Report on Form 10-KSB.

Item                                                                      Page*
----                                                                      -----
Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . F-28
Balance Sheet at December 31, 1999 . . . . . . . . . . . . . . . . . . . . F-29
Statement of Operations and Retained Earnings for the
 year ended December 31, 1999. . . . . . . . . . . . . . . . . . . . . . . F-30
Statement of Cash Flows for the year ended December 31, 1999 . . . . . . . F-31
Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . F-32

     We set forth below a list of the financial statements of Junction 15 Limited included in this Annual Report on Form 10-KSB.

Item                                                                      Page*
----                                                                      -----
Directors' Report. . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-37
Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-39
Profit and Loss Account for the year ended 31 December 1999. . . . . . . . F-40
Balance Sheet as at December 31, 1999. . . . . . . . . . . . . . . . . . . F-41
Cash Flow Statement for the year ended 31 December 1999. . . . . . . . . . F-42
Notes to the Cash Flow Statement . . . . . . . . . . . . . . . . . . . . . F-43
Notes to the Financial Statements. . . . . . . . . . . . . . . . . . . . . F-44

     We set forth below a list of the financial statements of P. C. Workstation Rentals, Inc., d/b/a PWR Systems, and Storageland, Inc. included in this Annual Report on Form 10-KSB.

Item                                                                      Page*
----                                                                      -----
Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . F-51
Combined Balance Sheets at December 31, 1999 and 1998. . . . . . . . . . . F-52
Combined Statement of Operations and Retained Earnings for
 the years ended December 31, 1999 and 1998. . . . . . . . . . . . . . . . F-53
Statements of Combined Cash Flows for the years ended
 December 31, 1999 and 1998. . . . . . . . . . . . . . . . . . . . . . . . F-54
Notes to Combined Financial Statements . . . . . . . . . . . . . . . . . . F-55
----------
*   Page F-1 follows page 68 to this Annual Report on Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable.

                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

OUR EXECUTIVE OFFICERS AND DIRECTORS

     Our current executive officers and directors, and their ages, positions and offices with us are as follows:

NAME                     AGE  POSITIONS AND OFFICES
Mark E. Leininger        49   President, Chief Executive Officer and Director
Marc E. Jaffe, Esq.      47   Chairman of the Board of Directors and Secretary
Norman W. Alexander      69   Director
Vincent DiSpigno         43   Vice President and Director; Chief Executive Officer of PWR Systems
Werner G. Haase          61   Director
Neil M. Kaufman, Esq.    39   Director
David N. Salav           33   Vice President and Director; President of PWR Systems
Rand Schulman            47   Executive Vice President
Alan W. Schoenbart       41   Vice President - Finance and Chief Financial Officer

     Set forth below is a brief description of the background of our executive officers and directors, based on information provided by them to us.

     MARK E. LEININGER has served as a director since July 1996, our president since January 1998 and our chief executive officer since July 1999. He served as our chief financial officer from July 1995 through December 1997 and our chief operating officer from September 1996 to July 1999. From February 1994 through April 1995, Mr. Leininger was the president of Phoenix Leasing Corporation, a passenger and cargo air carrier and aircraft leasing company, which filed for bankruptcy protection in 1996. From February 1986 through February 1994, Mr. Leininger held various positions, including chief financial officer and chief operating officer, with Mid Pacific Air Corporation, a transportation and service company whose stock was traded on Nasdaq. Mr. Leininger received an MBA degree from National University, San Diego, California in 1979 and a BA from Miami University, Oxford, Ohio in 1972.

     MARC E. JAFFE, ESQ., has served as a director since August 1995, our chairman of the board of directors since January 1998 and our secretary since December 1997. In his capacity as chairman, he does not serve as our chief executive officer. Mr. Jaffe is managing director - New York of Double Impact, Inc., a global venture catalyst for Internet-based companies. Since 1992, Mr. Jaffe has been president of Electronic Licensing Organization, Inc., which, from time to time, has acted as our agent in the acquisition of certain electronic publishing rights. From 1988 to 1991, Mr. Jaffe was executive vice president of database management for Franklin Electronic Publishers, a New York Stock Exchange-listed company engaged in the business of publishing electronic books on hand held media. From 1985 through 1987, Mr. Jaffe was President of the software and video division of Simon & Schuster, a publishing company. Mr. Jaffe received a JD degree from Columbia University School of Law in 1976 and a BA from Columbia College in 1973.

     NORMAN W. ALEXANDER has served as a director since December 1996. Mr. Alexander is a retired former director of Imperial Foods Ltd., a food products company, and formerly was the chairman of several subsidiaries of Imperial Foods Ltd.

     VINCENT DISPIGNO has been a director and vice president since April 2000 and has been the chief executive officer of PWR Systems since June 1994. For three years prior to that, Mr. DiSpigno was a corporate marketing manager for Arrow Electronics Inc., a major electronics distributor. For five years prior to that, Mr. DiSpigno was a district manager for BusinessLand Inc., a national value added reseller.

     WERNER G. HAASE has served as a director since May 1999. Mr. Haase has been, since July 1996, the co- chairman and chief executive officer of Xceed Inc., formerly X-Ceed, Inc., a Nasdaq-listed company providing performance improvement services, Internet-based performance improvement programs and communication services and corporate travel management services. Mr. Haase also served as a director of Xceed Inc. from September 1987 to July 1996, as a director and chief executive officer of Journeycraft, Inc. prior to its acquisition by Xceed Inc. in July 1996 and was the owner, with Nurit Kahane Haase, of TheraCom Integrated Medical Communications, Inc. prior to its acquisition by Xceed in July 1996.

     NEIL M. KAUFMAN, ESQ., has been a director since December 1996. Mr. Kaufman served as our secretary from December 1996 to December 1997. Mr. Kaufman is currently a member of Kaufman & Moomjian, LLC, our corporate counsel. From January 1997 to December 1997, Mr. Kaufman was a partner in Moritt, Hock & Hamroff, LLP. From 1993 to January 1997, he was a member of Blau, Kramer, Wactlar & Lieberman, P.C. From 1984 to 1993, Mr. Kaufman was associated with Lord Day & Lord, Barrett Smith. Each of these three law firms served as our counsel during the periods in which Mr. Kaufman was affiliated or associated with such firms. Mr. Kaufman received a JD degree from New York University School of Law in 1984 and a BA degree from SUNY Binghamton in 1981.

     DAVID N. SALAV has been a director and vice president since April 2000 and has been the president of PWR since its inception in 1991. For one year prior to that, Mr. Salav was a business development manager for Arrow Electronics, a major electronics distributor. Mr. Salav received a B.A. degree from the State University of New York at Buffalo in 1989.

     RAND SCHULMAN has served as our executive vice president since March 2000. From November 1997 to March 2000, Mr. Schulman was chief executive officer of Keylime Software, Inc, a B2B e-business analysis service company. From July 1994 to March 1997, he was executive vice president and vice president of marketing of TriTeal Corp. a Unix software company. From January 1992 to June 1994, Mr. Schulman served as vice president of sales and marketing at Pages Software, a computer software company. Mr. Schulman was employed in various capacities from December 1983 to January 1992 by Island Graphics/Dainippon Screen Mfg. Co., a computer software company, serving most recently as general manager and senior vice president.

     ALAN W. SCHOENBART has been our vice president - finance and chief financial officer since April 1999. Mr. Schoenbart served as chief financial officer of Windswept Environmental Group Inc., an environmental remediation company, from September 1997 to April 1999. He was chief financial officer of Advanced Media Inc., a multimedia company, from August 1995 to August 1997. Mr. Schoenbart was controller of GoodTimes Entertainment, a producer and distributor of video and software products, from September 1993 to July 1995. Mr. Schoenbart is a certified public accountant and received a BS degree from Fairleigh Dickinson University in 1981.

     The loss of the services of our principal executive officers could have a material adverse effect on us. We are significantly dependent upon the continued availability of Mark E. Leininger, our president and chief executive officer, Rand Schulman, our executive vice president, and Alan W. Schoenbart, our vice president - finance and chief financial officer. Mr. Leininger has entered into an employment agreement with us, but neither of Messrs. Schoenbart nor Schulman currently are subject to either an employment or non-competition agreement with us. The loss or unavailability to us of either of Messrs. Leininger, Schulman or Schoenbart for an extended period of time could have a material adverse effect on our business operations and prospects. To the extent that their services would be unavailable to us for any reason, we would be required to procure other personnel to manage and operate the Company. There can be no assurance that we will be able to locate or employ such qualified personnel on acceptable terms. At the present time, we have "key man" life insurance covering only the life of Mr. Leininger. The amount of this insurance is $2,000,000.

THE THREE CLASSES OF OUR BOARD

     Our board of directors is divided into three classes. The directors in each class serve for three-year terms. Set forth below are the members of each class and the year in which the term of each director class expires.


             Class I                              Class II                              Class III
  (To Serve Until the Annual            (To Serve Until the Annual             (To Serve Until the Annual
Meeting of Stockholders in 2000)      Meeting of Stockholders in 2001)      Meeting of Stockholders in 2002)
--------------------------------      --------------------------------      --------------------------------

        Marc E. Jaffe                        Norman W. Alexander                     Mark E. Leininger
       Werner G. Haase                         Neil M. Kaufman                        David N. Salav
                                              Vincent DiSpigno

DIRECTOR COMPENSATION

     Directors receive no cash compensation for their services as directors, but are reimbursed for expenses actually incurred in connection with attending meetings of our board of directors. Members of our board who are not also employees, of which there currently are three, are eligible to participate in our Outside Director and Advisor Stock Option Plan. Our board met eleven times and acted by unanimous written consent on one occasion during 1999. All of our current directors attended not less than 75% of such meetings of the board and committees thereof on which they serve, except that Werner G. Haase attended two of six meetings of the Board during the period in which he has served as one of our directors.

BOARD COMMITTEES

     The audit committee of our board of directors currently consists of Norman
W. Alexander, Werner G. Haase and Neil M. Kaufman. Our audit committee met four times during 1999. Our audit committee recommends the engagement of our independent certified public accountants. The audit committee is primarily responsible for reviewing and approving the scope of the audit and other services performed by our independent certified public accountants. The audit committee also reviews and evaluates our accounting principles and practices, systems of internal controls, quality of financial reporting and accounting and financial staff, as well as any reports or recommendations issued by the independent accountants.

     The compensation committee of our board of directors currently consists of Norman W. Alexander and Werner G. Haase. Our compensation committee held four meetings during 1999. The compensation committee generally reviews and approves of our executive compensation and administers all of our stock plans.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to us, together with written representations received by us from applicable parties that no Form 5 was required to be filed by such parties, all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed all such required reports during and with respect to our 1999 fiscal year, except that (a) Norman W. Alexander failed to timely file his Form 5 with respect to an option granted him by our Board of Directors in January 1999 and
(b) Werner G. Haase failed to timely file his form 5 with respect to his automatic option grant in August 1999 under our Outside Director and Advisor Stock Plan.


ITEM 10.  EXECUTIVE COMPENSATION.

     The following summary compensation table sets forth, for the three years ended December 31, 1999, the cash and other compensation paid to Mark E. Leininger, our president and chief executive officer, and Alan W. Schoenbart, our vice president - finance and chief financial officer. No other individual served as an executive officer of our company during 1999 whose total compensation, for services rendered during 1999, was $100,000 or more.

                           SUMMARY COMPENSATION TABLE

                                                                                   Long-Term
                                                                                 Compensation
                                                                                     Awards
                                                  Annual Compensation                ------
                                                                                   Securities
Name and Principal Positions             Year     Salary        Bonus          Underlying Options
----------------------------             ----     -----         -----          ------------------

Mark E. Leininger, President and         1999   $ 162,500           --               80,000
 Chief Executive Officer                 1998     145,000           --              312,188
                                         1997     145,000    $  39,737              281,666

Alan W. Schoenbart, Vice President -     1999      92,361       15,000              110,000
  Finance and Chief Financial Officer    1998          --           --                   --
                                         1997          --           --                   --

     For purposes of the summary compensation table,
     - the value of all perquisites provided to these executive officers did not exceed the lesser of $50,000 or 10% of the executive officer's salary and bonus,
     - options granted to Mr. Leininger in 1998 include options to purchase 102,188 shares of our common stock repriced under our 1998 repricing program, as discussed in "Repricing of Options" and "Certain Transactions" below,
     - options granted to Mr. Leininger in 1997 include options to purchase 181,666 shares of our common stock repriced and reduced to options to purchase 136,250 shares of our common stock under our 1997 repricing program.

STOCK OPTION GRANTS IN 1999

     The following table sets forth:
     - the number of shares underlying options granted during 1999 to Mark E. Leininger and Alan W. Schoenbart, the only executive officers listed in the summary compensation table above,
     - the percentage that the option grant represents of the total number of options granted to all of our employees during 1999,
     -    the per share  exercise  price of each such option, and
     -    the expiration date of each such option.


                              Number of Shares      Percentage of Total
                             Underlying Options     Options Granted to      Exercise    Expiration
Name                         Granted During 1999     Employees in 1999        Price        Date
----                         -------------------    -------------------     --------    ----------
Mark E. Leininger. . . . .          80,000                 10.8              $1.375       1/26/09
Alan W. Schoenbart . . . .         110,000                 14.9              $1.03125     4/05/09

AGGREGATE OPTION EXERCISES IN 1999 AND YEAR-END OPTION VALUES

     Set forth in the table below is information, with respect to Mark E. Leininger and Alan W. Schoenbart, our only executive officers listed in the summary compensation table above, as to:
     - the total number of unexercised options held on December 31, 1999, separately identified between those exercisable and those not exercisable as of such date, and
     - the aggregate value of in-the-money, unexercised options held on December 31, 1999, separately identified between those exercisable and those not exercisable.


                                                NUMBER OF                   VALUE OF UNEXERCISED
                                           UNEXERCISED OPTIONS              IN-THE-MONEY OPTIONS
                                           AT DECEMBER 31, 1999             AT DECEMBER 31, 1999
                                           --------------------             --------------------

NAME                                    EXERCISABLE    UNEXERCISABLE       EXERCISABLE   UNEXERCISABLE
----                                    -----------    -------------       -----------   -------------
Mark E. Leininger . . . . . . . .         310,673         115,577            $658,642       $225,910
Alan W. Schoenbart. . . . . . . .          50,000          60,000             114,063        136,875

     None of our executive officers listed in the summary compensation table above exercised any of their options during 1999. The value of unexercised in-the-money options is calculated by subtracting the aggregate exercise price of the options from the aggregate market price of the shares underlying the options as of December 31, 1999.

EMPLOYMENT AGREEMENTS

     We have entered into a three year employment agreement with Mark E. Leininger. This employment agreement provides for a base salary of $162,500 in 1999, at least $172,500 in 2000 and at least $182,500 in 2001 and annual incentive compensation equal to 3% of our pre-tax income for the year in which the incentive compensation relates. This agreement with Mr. Leininger also provides for the continued payment, for a three year period, of his then current salary and compensation if his employment is terminated without cause. Further, this employment agreement provides for the payment to Mr. Leininger of an amount equal to three times his average total compensation for the five prior fiscal years, minus $1.00, if there is a change of control of our company and Mr. Leininger elects to terminate his employment within six months of his first becoming aware of such change in control. This employment agreement also contains restrictions on his engaging in competition with us for the employment term and for up to one year thereafter and provisions protecting our proprietary rights and information. In October 1996, our board of directors decided to pay to Mr. Leininger a bonus of $25,000 following our first profitable fiscal quarter after the fourth quarter of 1996. This bonus has not been paid.

     On January 28, 1998, the compensation committee of our board of directors determined to compensate Marc E. Jaffe for his services as chairman of our board of directors at the rate of $5,000 per month, payable $2,500 in the month of service and $2,500 twelve months after such initial payment. During 1998, we paid Mr. Jaffe $30,000 under this arrangement and, pursuant to a letter agreement, dated December 17, 1998, between us and Mr. Jaffe, we issued to Mr. Jaffe 30,000 shares of our common stock in satisfaction of $22,500 of our obligations under this letter agreement. On January 13, 1999, the compensation committee determined to compensate Marc E. Jaffe for his services as chairman of the board for the 1999 calendar year at the rate of $5,000 per month. In November 1999, we agreed to pay Mr. Jaffe an additional $3,000 per month for November and December 1999 for additional services we requested that he perform.

     We have entered into three year employment agreements with each of Vincent DiSpigno, one of our vice presidents and the chief executive officer of our PWR Systems subsidiary, and David Salav, another of our vice presidents and the president of our PWR Systems subsidiary. Each of these agreements provides for an annual base salary of $200,000 and $25,000 annual bonuses if PWR attains a 30% increase in revenues over the prior year and PWR Systems has either at least a 20% gross margin or $1,000,000 in net income for the subject year. Pursuant to these two employment agreements, we expanded our board of directors and elected Messrs. DiSpigno and Salav to our expanded board. During the term of these two employment agreements, we have agreed to use our best efforts to cause their reelections to our board when their initial terms expire. These two employment agreements also contain restrictions on the employee engaging in competition with us for the employment term and for one year thereafter and provisions protecting our proprietary rights and information.

     We intend to enter into an employment agreement with Rand Schulman, our executive vice president, to expire on March 14, 2001. We anticipate that this agreement will provide for one-year renewals at the election of both Mr. Schulman and us. We anticipate that this agreement will provide for a base salary of $225,000, an annual bonus of $42,500, relocation payments and a housing allowance. We anticipate that this employment agreement will also contain restrictions on Mr. Schulman engaging in competition with us for the term of the agreement and for one year thereafter and provisions protecting our proprietary rights and information.

OUR STOCK PLANS

     We adopted our various stock plans in order to assist us in attracting and retaining qualified employees, directors, officers and outside consultants and to align the interests of such persons with those of our stockholders.
The following is a brief description of our stock plans.

1994 LONG TERM INCENTIVE PLAN

     Our 1994 Long Term Incentive Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance grants and other types of awards. The 1994 Incentive Plan, which is administered by the compensation committee of our board of directors, currently authorizes the issuance of a maximum of 5,000,000 shares of our common stock. Incentive stock options generally may be granted at an exercise price of not less than the fair market value of shares of our common stock on the date of grant, and non-qualified stock options may be granted at an exercise price of not less than 85% of such fair market value. If any award under the 1994 Incentive Plan terminates, expires unexercised or is canceled, the shares of our common stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. As of March 31, 2000, we have issued an aggregate 136,514 shares of our common stock upon exercise of options granted under the 1994 Incentive Plan and issued 50,000 shares of our common stock as awards under the 1994 Incentive Plan. Options to purchase an aggregate 4,223,912 shares were outstanding and 639,574 shares remain available for issuance under the 1994 Incentive Plan, as of March 31, 2000. The 1994 Incentive Plan expires in December 2003.

OUTSIDE DIRECTOR AND ADVISOR STOCK OPTION PLAN

     Our non-employee directors, of which there are presently three, are eligible to participate in our Director and Advisor Stock Option Plan. Currently, up to 750,000 shares of our common stock may be issued under the Director and Advisor Plan. Under the Director and Advisor Plan, each non-employee director, upon first becoming a director of our company, receives an option to purchase 25,000 shares of our common stock at a price equal to the fair market value of our common stock on the date of grant. On August 1st of each subsequent year, each non-employee director receives an option to purchase an additional 25,000 shares of our common stock at a price equal to the per share fair market value of the common stock. In March 1997, the advisory committee was eliminated. Options awarded to each non-employee director become exercisable over a period of two years, and are subject to forfeiture under certain conditions. We have issued an aggregate 21,033 shares of our common stock upon exercise of options granted under the Director and Advisor Plan. As of March 31, 2000, options to purchase an aggregate 162,191 shares were outstanding and options to purchase 566,776 shares remain available for grant under the Director and Advisor Plan. The Director and Advisor Plan expires in December 2005.

SPC 1989 STOCK PLAN

     Our SPC 1989 Stock Plan, which we assumed in connection with our acquisition of Software Publishing Corporation in December 1996, provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, stock purchase rights, incentive stock rights, performance grants and other types of awards. We may grant awards under the SPC 1989 Plan to both SPC's and our officers, key employees, consultants and independent contractors. The SPC 1989 Plan, which is administered by the compensation committee of our board of directors, currently authorizes the issuance of a maximum of 89,350 shares of our common stock. Incentive stock options generally may be granted at an exercise price of not less than the fair market value of shares of our common stock on the date of grant. Non-qualified stock options may be granted at an exercise price of not less than 50% of fair market value. Incentive stock rights permit the rightsholder to receive cash or shares of our common stock based upon our or the grantee obtaining results specified at the time of the granting of such rights. Stock appreciation rights, which may be granted in connection with an option grant or as a separate grant, entitles the grantee to receive a cash payment based upon the yield of our common stock between grant and exercise. Stock purchase rights entitle the grantee to purchase shares of our common stock at a price of not less than 50% of the fair market price of such shares with us retaining a diminishing right to repurchase the shares over a specified period should the rightsholder's relationship with us terminate. Long term performance awards allow us to customize incentive award programs to permit the awarding of cash or our common stock upon us or grantee obtaining specified levels of performance. A total of 6,948 shares of our common stock have been issued upon exercise of options granted under the SPC 1989 Plan. As of March 31, 2000, options to purchase an aggregate 78,103 shares were outstanding under the SPC 1989 Plan. The SPC 1989 Plan terminated in October 1999, although options granted under the SPC 1989 Plan may still be exercised in accordance with their respective terms.

SPC 1991 STOCK OPTION PLAN

     Our SPC 1991 Stock Option Plan, which we assumed in connection with our acquisition of Software Publishing Corporation in December 1996, provides for the grant of incentive stock options, non-qualified stock options and stock purchase rights to SPC's and our officers, key employees, consultants and independent contractors. The SPC 1991 Plan, which is administered by our compensation committee, currently authorizes the issuance of a maximum of 142,960 shares of our common stock. Incentive stock options generally may be granted at an exercise price of not less than the fair market value of our common stock on the date of grant. Non-qualified stock options may be granted at an exercise price of not less than 85% of fair market value. Stock purchase rights entitle the rightsholder to purchase shares of our common stock at a price of not less than 85% of the fair market price of such shares with us retaining a diminishing right to repurchase such shares over a specified period should the rightsholder's relationship with us terminate. If any award under the SPC 1991 Plan terminates, expires unexercised, or is canceled, the shares of our common stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. The equivalent of 2,688 shares of our common stock have been issued upon exercise of options granted under the SPC 1991 Plan. As of March 31, 2000, we have options to purchase an aggregate 135,384 shares of our common stock outstanding and 1,389 shares remain available for issuance under the SPC 1991 Plan. The SPC 1991 Plan will terminate in October 2001.

LIMITATION ON LIABILITY ON DIRECTORS AND OFFICERS

     Section 145 of the Delaware General Corporation Law provides that indemnification of directors, officers, employees and other agents of a corporation, and persons who serve at its request as directors, officers, employees or other agents of another organization, may be provided by such corporation.

     Our certificate of incorporation includes provisions eliminating the personal liability of our directors for monetary damages resulting from breaches of their fiduciary duty except, in accordance with the Delaware General Corporation Law,
     - for any breach of the director's duty of loyalty to us or our stockholders,
     - for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law,
     - where the liability arises from an unlawful payment of a dividend or an unlawful stock purchase or redemption by us which was approved by the directors for whom liability is sought, or
     - with respect to any transaction from which the director derived an improper personal benefit.

     Our by-laws provide indemnification to directors, officers, employees and agents, including against claims brought under state or Federal securities laws, to the full extent allowable under Delaware law. We also have entered into indemnification agreements with our directors and executive officers providing, among other things, that we will provide defense costs against any such claim, subject to reimbursement in certain events. We also maintain a directors and officers liability insurance policy in a coverage amount of $3,000,000, subject to a $200,000 deductible.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Our common stock is the only class of our voting securities presently outstanding. The following table sets forth information with respect to the beneficial ownership of shares of our common stock, as of March 31, 2000, by:
     -    each person known by us to beneficially own 5% or more of
          the outstanding shares of our common stock, based on filings with the SEC and certain other information,
     -    each of our executive officers and directors, and
     -    all of our executive officers and directors as a group.

     Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power. In addition, under SEC rules, a person is deemed to be the beneficial owner of securities which may be acquired by such person upon the exercise of options, warrants or convertible securities within 60 days from the date on which beneficial ownership is to be determined.

     Except as otherwise indicated in the notes to the following table,
     - we believe that all shares are beneficially owned, and investment and voting power is held by, the persons named as owners, and
     - the address for each beneficial owner listed in the table is Vizacom Inc., Glenpointe Centre East, 300 Frank W. Burr Boulevard - 7th Floor, Teaneck, New Jersey 07666.


                                                            Amount and Nature
                                                            of Common Stock         Percentage of Shares
Name of Beneficial Owner                                    Beneficially Owned        Beneficial Owned
------------------------                                    ------------------      --------------------
Vincent DiSpigno. . . . . . . . . . . . . . . . . . . .           849,583 (1)           7.1
David N. Salav. . . . . . . . . . . . . . . . . . . . .           849,583 (2)           7.1
Mark E. Leininger . . . . . . . . . . . . . . . . . . .           607,339 (3)           4.9
Marc E. Jaffe . . . . . . . . . . . . . . . . . . . . .           239,892 (4)           2.0
Neil M. Kaufman . . . . . . . . . . . . . . . . . . . .           196,316 (5)           1.6
Norman W. Alexander . . . . . . . . . . . . . . . . . .           131,488 (6)           1.1
Alan W. Schoenbart. . . . . . . . . . . . . . . . . . .            91,666 (7)           *
Rand Schulman . . . . . . . . . . . . . . . . . . . . .            50,000 (8)           *
Werner G. Haase . . . . . . . . . . . . . . . . . . . .             8,333 (9)           *
All officers and directors as a group (6 persons) . . .         3,024,200 (10)         23.1
----------

*    Less than 1.0%.

(1) Includes (a) 83,333 shares of our common stock issuable upon conversion of the principal amount of our convertible promissory note held by Mr. DiSpigno in the principal amount of $250,000 and (b) 31,250 shares of our common stock issuable upon exercise of an option granted to Mr. DiSpigno under our 1994 Incentive Plan which are exercisable within the next 60 days. Does not include (a)additional shares of our common stock that may become issuable under the convertible promissory note held by Mr. DiSpigno with respect to accrued and unpaid interest, (b) 93,750 shares of our common stock issuable upon exercise of an option granted to Mr. DiSpigno under our 1994 Incentive Plan which are not exercisable within the next 60 days or (c) any additional shares of our common stock that may be issued to Mr. DiSpigno under the PWR merger agreement if our price falls below $1.00 per share for any 30 day period prior to March 27, 2001.

(2) Includes (a) 83,333 shares of our common stock issuable upon conversion of the principal amount of our convertible promissory note held by Mr. Salav in the principal amount of $250,000, (b) 31,250 shares of our common stock issuable upon exercise of an option granted to Mr. Salav under our 1994 Incentive Plan which are exercisable within the next 60 days. Does not include (a) additional shares of our common stock that may become issuable under the convertible promissory note held by Mr. Salav with respect to accrued and unpaid interest and (b) 93,750 shares of our common stock issuable upon exercise of an option granted to Mr. Salav under our 1994 Incentive Plan which are not exercisable within the next 60 days or (c) any additional shares of our common stock that may be issued to Mr. Salav under the PWR merger agreement if our price falls below $1.00 per share for any 30 day period prior to March 27, 2001.

(3) Represents (a) 3,333 shares of our common stock held by Mr. Leininger and his spouse as joint tenants and (b) 404,006 shares of common stock issuable upon exercise of options granted to Mr. Leininger under our various stock plans which are exercisable within the next 60 days. Does not include 222,244 shares of common stock issuable upon exercise of options granted to Mr. Leininger under our various stock plans which are not exercisable within the next 60 days.

(4) Includes 186,559 shares of our common stock issuable upon exercise of options granted to Mr. Jaffe under our various stock plans which are exercisable within the next 60 days. Does not include 75,941 shares of common stock issuable upon exercise of options granted to Mr. Jaffe under our various stock plans which are not exercisable within the next 60 days. The address for Mr. Jaffe is c/o Double Impact, 386 Park Avenue South - Suite 1900, New York, New York 10016.

(5) Includes 139,578 shares of our common stock issuable upon exercise of options granted to Mr. Kaufman under our various stock plans which are exercisable within the next 60 days. Does not include options to purchase 165,422 shares of common stock granted to Mr. Kaufman under our various stock plans which are not exercisable within the next 60 days. The address for Mr. Kaufman is c/o Kaufman & Moomjian, LLC, 50 Charles Lindbergh Boulevard, Suite 206, Mitchel Field, New York 11553.

(6) Includes (a) 8,333 shares of our common stock owned of record by Mr. Alexander's spouse and (b) 92,184 shares of common stock issuable upon exercise of options granted Mr. Alexander under our various stock plans which are exercisable within the next 60 days. Does not include 64,899 shares of common stock issuable upon exercise of options granted to Mr. Alexander under our various stock plans which are not exercisable within the next 60 days. The address for Mr. Alexander is Burnside, Church Walk, Marholm, Peterborough, PE 67H2 England.

(7) Represents 91,666 shares of our common stock issuable upon exercise of options granted to Mr. Schoenbart which are exercisable within the next 60 days. Does not include options to purchase 98,334 shares of common stock granted to Mr. Schoenbart which are not exercisable within the next 60 days.

(8) Represents 50,000 shares of our common stock issuable upon exercise of an option granted to Mr. Schulman under our 1994 Incentive Plan which are exercisable within the next 60 days. Does not include 150,000 shares of our common stock issuable upon exercise of an option granted to Mr. Schulman under our 1994 Incentive Plan which are not exercisable within the next 60 days.

(9) Represents 8,333 shares of our common stock issuable upon exercise of options granted to Mr. Haase under our Outside Director and Advisor Stock Option Plan which are exercisable within the next 60 days. Does not include options to purchase 16,667 shares of common stock granted to Mr. Haase under our Outside Director and Advisor Stock Option Plan which are not exercisable within the next 60 days. The address for Mr. Haase is c/o
     Xceed      Inc., 488 Madison Avenue, New York, New York 10022.

(10) Includes (a) the aggregate 11,666 shares of our common stock held jointly with, or individually, by spouses of our officers and directors, and (b) an aggregate 1,201,492 shares of our common stock issuable upon conversion of promissory notes and the exercise of the options discussed in notes (1) through (9) above which are convertible or exercisable within the next 60 days.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On January 28, 1998, the compensation committee of our board of directors determined to compensate Marc E. Jaffe for his services as our chairman of the board of directors at the rate of $5,000 per month, payable $2,500 in the month of service and $2,500 twelve months after such initial payment. During 1998, we paid Mr.

Jaffe $30,000 under this arrangement and, pursuant to a letter agreement, dated December 17, 1998, we issued to Mr. Jaffe 30,000 shares of our common stock in satisfaction of $22,500 of our obligations under such January 28, 1998 compensation arrangement. On January 13, 1999, the Compensation Committee of our Board of Directors determined to compensate Marc E. Jaffe for his services as Chairman of the Board of Directors for the 1999 calendar year at the rate of $5,000 per month. In November 1999, we agreed to pay Mr. Jaffe an additional $3,000 per month for November and December 1999 for additional services we have requested that he perform.

     The following directors and executive officers purchased the number of shares of our common stock set forth below in our May 1998 private placement, each at $1.20 per share.

          NAME                               NUMBER OF SHARES
          ----                               ----------------
          Norman W. Alexander. . . . . . .        8,333
          Marc E. Jaffe. . . . . . . . . .       23,333
          Mark E. Leininger. . . . . . . .        3,333

     Mr. Leininger purchased such 3,333 shares of our common stock with spouse as joint tenants. In addition, Mr. Alexander's spouse also purchased 8,333 shares of our common stock in the May 1998 private placement.

     During 1999, we incurred approximately $400,000 in legal fees to Kaufman & Moomjian, LLC. During 1998, we incurred approximately $390,000 in legal fees to Kaufman & Moomjian, LLC and its predecessor. Neil M. Kaufman, one of our directors, is a member of Kaufman & Moomjian, LLC, and was a member of the predecessor firm. In May 1998, this predecessor firm was issued 11,904 shares of our common stock in partial satisfaction of outstanding legal fees equal in amount to the market value of such shares, and these shares have been assigned to Mr. Kaufman. In August 1999, we issued 50,000 shares of our common stock to members of Kaufman & Moomjian, LLC in satisfaction of $100,000 of outstanding legal fees due Kaufman & Moomjian, LLC.

     Effective July 17, 1998, we adopted a repricing program under which we offered to each optionee granted one or more options under any of our various stock plans who, as of July 17, 1998, was either an employee or a director of our company, the right to exchange each outstanding option granted to the eligible optionee under our various stock plans, for the issuance of two options, the first such option, or new option, entitling the eligible optionee to purchase up to 75% of the number of shares of our common stock that were issuable under each eligible option so exchanged, at an exercise price per share equal to $1.375, the closing per share price on July 17, 1998, as reported by The Nasdaq Stock Market, Inc., and the second such option, or non-repriced option, entitling the eligible optionee to purchase up to 25% of the number of shares of our common stock that were issuable under the eligible option so exchanged, at an exercise price per share equal to the exercise price per share or eligible option so exchanged. To the extent the eligible option so exchanged was exercisable as of July 17, 1998, the non-repriced option shall be exercisable and, where the number of shares exercisable under the eligible option so exchanged as of July 17, 1998 exceeded the number of shares issuable under the non-repriced option, any such options shall be immediately exercisable under the new option. Further, to the extent the eligible option so exchanged was not exercisable as of July 17, 1998, the non-repriced option shall first become exercisable in accordance with the earliest dates set forth in the eligible option so exchanged for the exercisability of shares issuable under the eligible option so exchanged, and the shares of our common stock issuable under the new option became exercisable on July 17, 1999, with respect to 25% of the total number of shares of our common stock issuable under the new option, and will become exercisable on each of July 17, 2000, 2001, 2002, with respect to an additional 25% of the total number of shares of our common stock issuable under the new option.

     In addition, each new option has a term expiring at the close of business on July 16, 2008 and shall be deemed granted under such of our various stock plans under which the eligible option was originally granted and the non-repriced option shall be deemed granted under such of the plans under which the eligible option was originally granted. Except as otherwise noted, each of the new option and non-repriced option shall otherwise be identical to the eligible option so exchanged.

     The creation of the 1998 repricing program was approved primarily because of the importance to us of having meaningful equity incentives in the hands of key officers, directors and employees. Our board of directors and compensation committee believed that stock options which are "out of the money" provide less compensatory incentive to an officer, director and employee who may be considering alternative opportunities. Our board and compensation committee decided to include directors and officers in the 1998 repricing program because of the importance of their leadership, administrative and technical skills to the success of our business.

     In connection with our 1998 repricing program, the following options held by directors and executive officers granted under our various stock plans were repriced each to an exercise price of $1.375 per share with a termination date of July 16, 2008:

                                           Shares Underlying       Original            Original
Optionee                                    Original Option     Exercise Price      Termination Date
--------                                    ---------------     --------------      ----------------
Norman W. Alexander . . . . . . . . . .          4,688             $ 3.75               12/19/06
Norman W. Alexander . . . . . . . . . .          1,875               3.75                7/31/07
Norman W. Alexander . . . . . . . . . .         25,000               3.1875             12/15/07
Marc E. Jaffe . . . . . . . . . . . . .            938               3.75               10/31/04
Marc E. Jaffe . . . . . . . . . . . . .          4,688               3.75                8/2/05
Marc E. Jaffe . . . . . . . . . . . . .          1,875               3.75                7/31/06
Marc E. Jaffe . . . . . . . . . . . . .          1,875               3.75                7/31/07
Mark E. Jaffe . . . . . . . . . . . . .         25,000               3.1875             12/15/07
Marc E. Jaffe . . . . . . . . . . . . .         16,250               2.8125              1/27/08
Neil M. Kaufman . . . . . . . . . . . .          4,688               3.75                4/24/06
Neil M. Kaufman . . . . . . . . . . . .          4,688               3.75               12/19/06
Neil M. Kaufman . . . . . . . . . . . .          1,875               3.75                7/31/07
Mark E. Leininger . . . . . . . . . . .          3,750               3.75                7/20/05
Mark E. Leininger . . . . . . . . . . .          1,875               3.75                2/19/06
Mark E. Leininger . . . . . . . . . . .         13,125               3.75                4/24/06
Mark E. Leininger . . . . . . . . . . .         27,188               3.75                9/28/06
Mark E. Leininger . . . . . . . . . . .         56,250               3.75                2/4/07
Martin F. Schacker. . . . . . . . . . .          6,249               2.859375           12/28/07
Martin F. Schacker. . . . . . . . . . .         18,750               2.8125              1/27/08

     With respect to compensation paid to Mark E. Leininger in his capacity as our employee, see "Management - Executive Compensation."

     We have entered into a three year employment agreement with Mark E. Leininger. This employment agreement provides for a base salary of $162,500 in 1999, at least $172,500 in 2000 and at least $182,500 in 2001 and annual incentive compensation equal to 3% of our pre-tax income for the year to which the incentive compensation relates. This agreement with Mr. Leininger also provides for the continued payment, for a three year period, of his then current compensation if his employment is terminated without cause. Further, this employment agreement provides for the payment to Mr. Leininger of an amount equal to three times his average total compensation for the five prior fiscal years, minus $1.00, if there is a change of control of our company and Mr. Leininger elects to terminate his employment within six months of his first becoming aware of such change in control. This employment agreement also contains restrictions on his engaging in competition with us for the term thereof and for up to one year thereafter and provisions protecting our proprietary rights and information. In October 1996, our Board of Directors determined to pay to Mr. Leininger a bonus of $25,000 following our first profitable fiscal quarter after the fourth quarter of 1996. This bonus has not been paid.

     In connection with our acquisition of PWR Systems, we have entered into three year employment agreements with each of Vincent DiSpigno, one of our vice presidents and the chief executive officer of our PWR Systems subsidiary, and David Salav, another of our vice presidents and the president of our PWR Systems subsidiary. Each of these agreements provides for an annual base salary of $200,000 and $25,000 annual bonuses if PWR attains a 30% increase in revenues over the prior year and PWR System has either at least a 20% gross margin or $1,000,000 in net income for the subject year. Pursuant to these two employment agreements, we expanded our board of directors and elected Messrs. DiSpigno and Salav to the expanded board. During the term of these two employment agreements, we have agreed to use our best efforts to cause their reelections to our board when their initial terms expire. These two employment agreements also contain restriction on the employee engaging in competition with us for the employment term and for one year thereafter and provisions protecting our proprietary rights and information.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(A)  EXHIBITS.

     Set forth below are all exhibits to this Annual Report on Form 10-KSB:

Exhibit
Number    Description of Exhibit
-------   ----------------------
3.1 Composite of Certificate of Incorporation of the Company, as amended to date. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (Date of Report: July 1, 1999) (Commission File Number: 1-14076), filed with the Commission on July 15, 1999.)
3.2       By-laws of the Company,  as amended.  (Incorporated by reference to
          Exhibit 3.3 to the Company's Annual Report on Form 10-KSB (Commission File Number: 1-14076), for the year ended December
          31, 1997, filed with the Commission on April 16, 1998.)
4.1       Specimen Common Stock  Certificate.  (Incorporated by reference to
          Exhibit 4.1 to the Company's Annual Report on Form 10-KSB (Commission File Number: 1-14076), for the year ended December 31, 1997, filed with the  Commission on April 16, 1998.)
10.1 Company 1994 Long Term Incentive Plan, as amended to date. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (Date of Report: July 1, 1999) (Commission File
          Number: 1-14076), filed with the Commission on July 15, 1999.)
10.2 Company Outside Director and Advisor Stock Option Plan, as amended to date. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (Date of Report: July 1,
          1999) (Commission File Number: 1-14076), filed with the Commission on July 15, 1999.)
10.3      SPC 1989 Stock Plan. (Incorporated by reference to Exhibit 4.2 to the Company's  Registration Statement on Form S-8 (Registration
          Number: 333-19509),  filed with the Commission on January 10, 1997.)
10.4      SPC 1991 Stock  Option  Plan.  (Incorporated  by  reference to Exhibit
          4.3 to the Company's   Registration  Statement  on  Form  S-8
          (Registration Number: 333-19509), filed with the Commission on January 10, 1997.)
10.5      Form of Indemnification   Agreement  between  the  Registrant  and its
          executive officers and directors.  (Incorporated by reference to
          Exhibit 10.8 to the Company's Registration Statement on Form SB-2 (Registration Number: 33-97184), filed with the Commission on September 21, 1995.)
10.6 Form of Underwriters' Purchase Option (Specimen). (Incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-KSB, for the year ended December 31, 1997, filed with the Commission on April 16, 1998.)
10.7 Registration Rights Agreement, dated July 31, 1996, between the Company and the former stockholders of Serif Inc. and Serif (Europe) Limited. (Incorporated by reference to Exhibit 10.31 to the Company's Current Report on Form 8-K (Date of Report: July 31, 1996) (Commission File Number: 1-14076), filed with the Commission on August 13, 1996.)
10.8 Lease Agreement, dated September 7, 1995, between Community Towers LLC and the Company, for facilities located at 111 North Market Street, San Jose, California. (Incorporated by reference to Exhibit 10.22 to Software Publishing Corporation's Annual Report on Form 10-K (Commission File Number: 0-14025), for the fiscal year ended September 30, 1995, filed with the Commission on December 29, 1995.)
10.9 Option, dated October 23, 1997, issued to Ronald L. Altman. (Incorporated by reference to Exhibit 10.53 to the Company's Quarterly Report on Form 10-QSB (Commission File Number: 1-14076), for the quarter ended September 30, 1997, filed with the Commission on November 14, 1997.)

10.10 Rights Agreement, dated as of March 31, 1998, between the Company and American Stock Transfer & Trust Company. (Incorporated by reference to Exhibit 10.51 to the Company's Annual Report on Form 10-KSB (Commission File Number: 1-14076), for the year ended December 31, 1997, filed with the Commission on April 16, 1998.)
10.11 Warrant, dated April 7, 1998, registered in the name of Boru Enterprises, Inc., with respect to 50,000 shares of Common Stock (before giving effect to the Company's one-for-three reverse stock split made effective May 27, 1998). (Incorporated by reference to
          Exhibit 10.54 to the Company's Quarterly Report on Form 10-QSB (Commission File Number: 1-14076), for the quarter ended March 31, 1998, filed with the Commission on May 13, 1998.)
10.12 Stock Exchange Agreement, dated December 15, 1998, between the Company and Seafish Partners. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (Date of Report: December 15,
          1998) (Commission File Number: 1-14076), filed with the Commission on December 16, 1998.)
10.13 Letter Agreement, dated January 4, 1999, between the Company and Seafish Partners. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (Date of Report: January 11,
          1999) (Commission File Number: 1-14076), filed with the Commission on January 20, 1999.)
10.14 Consulting Agreement between the Company and Target Capital Corp. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Date of Report: January 11, 1999) (Commission File Number: 1-14076), filed with the Commission on January 20, 1999.)
10.15 Consulting Agreement between the Company and Michel Ladovitch. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (Date of Report: January 11, 1999) (Commission File Number: 1-14076), filed with the Commission on January 20, 1999.)
10.16 Warrant Certificate, with respect to 520,000 shares of Common Stock, registered in the name of Target Capital Corp. (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K (Date of Report: January 11, 1999) (Commission File Number:
          1-14076), filed with the Commission on January 20, 1999.)
10.17 Warrant Certificate, with respect to 120,000 shares of Common Stock, registered in the name of United Krasna Organizations. (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K (Date of Report: January 11, 1999) (Commission File
          Number:  1-14076),  filed with the  Commission on January 20,  1999.)
10.18 Warrant Certificate, with respect to 260,000 shares of Common Stock, registered in the name of Seafish Partners. (Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K (Date of Report: January 11, 1999) (Commission File Number:
          1-14076),  filed with the  Commission  on January 20, 1999.)
10.19 Warrant Certificate, with respect to 600,000 shares of Common Stock, registered in the name of Regency Investment Partners. (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K (Date of Report: January 11, 1999) (Commission File Number:
          1-14076),  filed with the Commission on January 20, 1999.)
10.20     Letter  Agreement,  dated  December 17, 1998, between the Company Marc
          E. Jaffe. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (Date of Report: January 11, 1999) (Commission File Number: 1-14076), filed with the Commission on January 20, 1999.)
10.21 Advice of Borrowing Terms, dated December 29, 1998, between Serif (Europe) Limited and National Westminster Bank PLC, and Mortgage Debenture, dated October 9, 1989, between Serif (Europe) Limited and National Westminster Bank PLC. (Incorporated by reference to
          Exhibit 10.45 to the  Company's  Annual Report on Form 10-KSB
          for the year ended December 31, 1998 (Commission File Number 1-14076), filed with the Commission on April 15, 1999.)
10.22     Letter  Agreement, dated  April  20,  1999,   between  the  Company
          and  Seafish   Partners. (Incorporated  by  reference to Exhibit
          10.1 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1999 (Commission File Number 1-14076), filed with the Commission on May 20, 1999.)
10.23 Agreement, dated July 1, 1999, between the Company and Seafish Partners. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Date of Report: July 1, 1999) (Commission File Number: 1-14076), filed with the Commission on July 15, 1999.)
10.24 Employment Agreement, dated July 14, 1999, between Vizacom Inc. and Mark E. Leininger. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (Date of

          Report: July 1, 1999) (Commission File Number: 1-14076), filed with the Commission on July 15, 1999.)
10.25 Agreement and Plan of Merger, dated as of February 15, 2000, among Vizacom Inc., RCAC Acquisition Corp., Renaissance Computer Art
          Center,  Inc. and the  former   stockholders  of  Renaissance
          Computer  Art  Center,  Inc. (Incorporated by reference to Exhibit
          10.1 to the Company's Current Report on Form 8-K (Date of Report:
          February 15, 2000) (Commission File Number: 1-14076), filed with the Commission on February 22, 2000.)
10.26 Escrow Agreement, dated as of February 15, 2000, among Vizacom Inc., Renaissance Computer Art Center Inc., the former stockholders of Renaissance Computer Art Center, Inc., Andrew Edwards and Kaufman
          & Moomjian,  LLC, as escrow agent. (Incorporated by reference to
          Exhibit 10.2 to the Company's Current  Report on Form 8-K (Date of
          Report: February 15, 2000) (Commission File Number: 1-14076), filed with the Commission on February 22, 2000.)
10.27     Form of Lock-Up  Agreement.  (Incorporated by reference to Exhibit
          10.3 to the  Company's  Current  Report on Form 8-K (Date of Report:
          February 15, 2000) (Commission File Number: 1-14076), filed with the Commission on February 22, 2000.)
10.28 Registration Rights Agreement, dated as of February 15, 2000, among Vizacom Inc., and each of the former stockholders of Renaissance Computer Art Center, Inc. (Incorporated by reference to Exhibit
          10.4 to the Company's  Current Report on Form 8-K (Date of Report:
          February 15, 2000) (Commission File Number: 1-14076), filed with the Commission on February 22, 2000.)
10.29 Employment Agreement, dated as of February 15, 2000, by and between Vizacom Inc. and Andrew Edwards. (Incorporated by reference to
          Exhibit 10.5 to the Company's Current Report on Form 8-K (Date of
          Report: February 15, 2000) (Commission File Number: 1-14076), filed with the Commission on February 22, 2000.)
10.30 Line of Credit Facility Agreement, dated January 8, 2000, between Vizacom Inc. and Churchill Consulting. (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K (Date of
          Report: February 15, 2000) (Commission File Number: 1-14076), filed with the Commission on February 22, 2000.)
10.31 Letter Agreement, dated March 15, 2000, by and between Vizacom Inc. and Churchill Consulting. (Incorporated by reference to Exhibit
          10.7 to the Company's  Current Report on Form 8-K (Date of Report:
          March 9, 2000) (Commission File Number: 1-14076), filed with the Commission on March 21, 2000.)
10.32 Line of Credit Note, dated January 8, 2000, in the principal amount of $1,000,000 and payable to Churchill Consulting. (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K (Date of Report: February 15, 2000) (Commission File Number:
          1-14076),  filed with the  Commission on February 22, 2000.)
10.33 Warrant Certificate, dated February 17, 2000, registered in the name of Churchill Consulting. (Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K (Date of Report: February 15, 2000) (Commission File Number: 1-14076), filed with the Commission on February 22, 2000.)
10.34     Stock Acquisition  Agreement,  dated March 9, 2000, among Vizacom Inc.
          and  the  former   stockholders  of  Junction  15  Limited.
          (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Date of Report: March 9, 2000) (Commission File Number: 1-14076), filed with the Commission on March 21, 2000.)
10.35 Form of Lock-Up Agreement for use by directors of Junction 15 Limited at the time of the acquisition. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (Date of
          Report: March 9, 2000) (Commission File Number: 1-14076), filed with the Commission on March 21, 2000.)
10.36 Form of Lock-Up Agreement for use by non-directors of Junction 15 Limited at the time of the acquisition. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (Date of Report: March 9, 2000) (Commission File Number: 1-14076), filed with the Commission on March 21, 2000.)
10.37 Registration Rights Agreement, dated as of March 9, 2000, among Vizacom Inc., and each of the former shareholders of Junction 15 Limited. (Incorporated by reference to Exhibit 10.4 to the Company's

          Current Report on Form 8-K (Date of Report: March  9,  2000)
          (Commission  File  Number:   1-14076),  filed  with  the Commission
          on March 21, 2000.)
10.38 Agreement and Plan of Merger, dated as of February 28, 2000, among Vizacom Inc., PWR Acquisition Corp., PC Workstation Rentals, Inc., d/b/a PWR Systems and the stockholders of PC Workstation Rentals, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Date of Report: March 27, 2000) (Commission File
          Number:  1-14076),  filed with the Commission on April 2, 2000.)
10.39 Amendment No. 1 to Merger Agreement, dated March 27, 2000, among Vizacom Inc., PWR Acquisition Corp., PC Workstation Rentals, Inc., d/b/a PWR Systems and the shareholders of PC Workstation Rentals, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (Date of Report: March 27, 2000) (Commission File Number: 1-14076), filed with the Commission on April 2, 2000.)
10.40 Letter Agreement, dated March 27, 2000 among Vizacom Inc., PWR Acquisition Corp., PC Workstation Rentals, Inc., d/b/a PWR Systems and the stockholders of PC Workstation Rentals, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Date of Report: March 27, 2000) (Commission File Number: 1-14076), filed with the Commission on April 2, 2000.)
10.41 Convertible Note, dated March 27, 2000, of Vizacom Inc. in the principal amount of $250,000 and payable to Vincent DiSpigno. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (Date of Report: March 27, 2000) (Commission File Number: 1-14076), filed with the Commission on April 2, 2000.)
10.42 Convertible Note, dated March 27, 2000, of Vizacom Inc. in the principal amount of $250,000 and payable to David Salav. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (Date of Report: March 27, 2000) (Commission File
          Number:  1-14076), filed with the Commission on April 2, 2000.)
10.43 Lock-Up Agreement, dated March 27, 2000, between Vizacom Inc. and Vincent DiSpigno. (Incorporated by reference to Exhibit
          10.5 to the Company's  Current  Report on Form 8-K (Date of Report:
          March 27, 2000) (Commission File Number: 1-14076), filed with the Commission on April 2, 2000.)
10.44 Lock-Up Agreement, dated March 27, 2000, between Vizacom Inc. and David Salav. (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K (Date of Report: March 27,
          2000) (Commission File Number: 1-14076), filed with the Commission on April 2, 2000.)
10.45 Registration Rights Agreement, dated March 27, 2000, among Vizacom Inc., Vincent DiSpigno and David Salav. (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K (Date of Report: March 27, 2000) (Commission File Number:
          1-14076), filed with the Commission on April 2, 2000.)
10.46 Employment Agreement, dated March 27, 2000, between Vizacom Inc. and Vincent DiSpigno. (Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K (Date of Report: March 27,
          2000) (Commission File Number: 1-14076), filed with the Commission on April 2, 2000.)
10.47 Employment Agreement, dated March 27, 2000, between Vizacom Inc. and David Salav. (Incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K (Date of Report: March 27,
          2000) (Commission File Number: 1-14076), filed with the Commission on April 2, 2000.)
10.48 Form of Promissory Note, dated March 27, 2000, of PC Workstation Rentals, Inc. in the aggregate principal amount of $888,638 and payable to Vincent DiSpigno and David Salav. (Incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K (Date of Report: March 27, 2000) (Commission File Number:
          1-14076), filed with the Commission on April 2, 2000.)
10.49 Consulting Agreement, dated as of January 28, 2000, between Vizacom Inc., Arel AMG, Inc., and Charles S. Lazar.
10.50 Warrant Certificate, with respect to 100,000 shares of our common stock, registered in the name of Arel AMG, Inc.
10.51 Warrant Certificate, with respect to 40,000 shares of our common stock, registered in the name of Arel AMG, Inc.
10.52 Warrant Certificate, with respect to 70,000 shares of our common stock, registered in the name of Arel AMG, Inc.

10.53 Warrant Certificate, with respect to 90,000 shares of our common stock, registered in the name of Arel AMG, Inc.
10.54     Warrant  Certificate,  with  respect to 50,000  shares of our common  stock,  registered  in the name of Arel AMG,  Inc.
10.55     Warrant Certificate,   with  respect  to  150,000  shares  of  our
          common  stock, registered in the name of Arel AMG, Inc.
10.56 Warrant Certificate, with respect to 150,000 shares of our common stock, registered in the name of Arel AMG, Inc.
10.57 Distribution and Marketing Agreement, dated July 27, 1999, between Nova Development Corporation and all Serif subsidiaries of
          Vizacom Inc.
21        Subsidiaries of the Company.
23.1      Consent of Richard A. Eisner & Company,  LLP.
23.2      Consent of Ernst & Young.
23.3      Consent of Silver & Levene.
24 Powers of Attorney (set forth on the signature page of this Annual Report on Form 10-KSB).
27        Financial Data Schedule.

(b) REPORTS ON FORM 8-K.

     On December 29, 1999, we filed a Current Report on Form 8-K (Date of
Report: December 23, 1999) with the Commission, as an Item 5 disclosure, setting forth a revised description of our business and revised risk factors that investors should take into consideration when making a determination to make an investment in our securities.

     On February 22, 2000, we filed a Current Report on Form 8-K (Date of
Report: February 15, 2000) with the Commission reporting, as an Item 2 disclosure, our acquisition of Renaissance Multimedia. In this Form 8-K we noted that financial statements of Renaissance Multimedia and other pro forma information would be provided in an amendment to this Form 8-K. Such financial statements are included in this Annual Report on Form 10-KSB on pages F-28 through F-36 and we will file an amendment to the Form 8-K to incorporate by reference such Renaissance Multimedia financial statements into the Form 8-K. In addition, pro forma information concerning us, Renaissance Multimedia, Junction 15 and PWR Systems is included in the "Recent Events" section of Item 1 of this Form 10-KSB and the amendment to the Form 8-K will incorporate by reference such pro forma information by reference to this Form 10-KSB.

     On March 3, 2000, we filed a Current Report on Form 8-K (Date of Report:
February 28, 2000) with the Commission reporting, as an Item 5 disclosure, our entering into an agreement to acquire PWR Systems.

     On March 21, 2000, we filed a Current Report on Form 8-K (Date of Report:
March 9, 2000) with the Commission reporting, as an Item 2 disclosure, our acquisition of Junction 15. In this Form 8-K we noted that financial statements of Junction 15 and other pro forma information would be provided in an amendment to this Form 8-K. Such financial statements are included in this Annual Report on Form 10-KSB on pages F-37 through F- 50 and we will file an amendment to the Form 8-K to incorporate by reference such Junction 15 financial statements into the Form 8-K. In addition, pro forma information concerning us, Renaissance Multimedia, Junction 15 and PWR Systems is included in the "Recent Events" section of Item 1 of this Form 10-KSB and the amendment to the Form 8-K will incorporate by reference such pro forma information by reference to this Form 10-KSB.

     On April 2, 2000, we filed a Current Report on Form 8-K (Date of Report:
March 27, 2000) with the Commission reporting, as an Item 2 disclosure, our acquisition of PWR Systems. In this Form 8-K we noted that financial statements of PWR Systems and other pro forma information would be provided in an amendment to this Form 8-K. Such financial statements are included in this Annual Report on Form 10-KSB on pages F-51 through F- 64 and we will file an amendment to the Form 8-K to incorporate by reference such PWR Systems financial statements into the Form 8-K. In addition, pro forma information concerning us, Renaissance Multimedia, Junction 15 and PWR Systems is included in the "Recent Events" section of Item 1 of this Form 10-KSB and the amendment to the Form 8-K will incorporate by reference such pro forma information by reference to this Form 10-KSB.

                          Index to Financial Statements

VIZACOM INC.:
Independent Auditors' Reports. . . . . . . . . . . . . . . . . . . . . . .  F-2
Consolidated Balance Sheet at December 31, 1999. . . . . . . . . . . . . .  F-4
Consolidated Statements of Operations for the years
 ended December 31, 1999 and 1998. . . . . . . . . . . . . . . . . . . . .  F-5
Consolidated Statements of Stockholders' Equity for
 the years ended December 31, 1999 and 1998. . . . . . . . . . . . . . . .  F-6
Consolidated Statements of Cash Flows for the years
 ended December 31, 1999 and 1998. . . . . . . . . . . . . . . . . . . . .  F-7
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .  F-8

RENAISSANCE COMPUTER ART CENTER, INC., d/b/a RENAISSANCE MULTIMEDIA:
Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . F-28
Balance Sheet at December 31, 1999 . . . . . . . . . . . . . . . . . . . . F-29
Statement of Operations and Retained Earningsfor the year
 ended December 31, 1999 . . . . . . . . . . . . . . . . . . . . . . . . . F-30
Statement of Cash Flows for the year ended December 31, 1999 . . . . . . . F-31
Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . F-32

JUNCTION 15 LIMITED:
Directors' Report. . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-37
Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-39
Profit and Loss Account for the year ended 31 December 1999. . . . . . . . F-40
Balance Sheet as at December 31, 1999. . . . . . . . . . . . . . . . . . . F-41
Cash Flow Statement for the year ended 31 December  1999 . . . . . . . . . F-42
Notes to the Cash Flow Statement . . . . . . . . . . . . . . . . . . . . . F-43
Notes to the Financial Statements. . . . . . . . . . . . . . . . . . . . . F-44

P. C. WORKSTATION RENTALS, INC., d/b/a PWR SYSTEMS, AND STORAGELAND, INC.:
Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . F-51
Combined Balance Sheets at December 31, 1999 and 1998. . . . . . . . . . . F-52
Combined Statement of Operations and Retained Earnings
 for the years ended December 31, 1999 and 1998. . . . . . . . . . . . . . F-53
Statements of Combined Cash Flows for the years ended
 December 31, 1999 and 1998. . . . . . . . . . . . . . . . . . . . . . . . F-54
Notes to Combined Financial Statements . . . . . . . . . . . . . . . . . . F-55

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Vizacom Inc.
Teaneck, New Jersey

We have audited the consolidated balance sheet of Vizacom Inc. as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Serif (Europe) Limited, a wholly owned subsidiary, which statements reflect total assets and net sales constituting 34.5% and 61.9% of the related consolidated totals for 1999 and net sales constituting 50.9% for 1998. Those financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Serif (Europe) Limited, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Vizacom Inc. as of December 31, 1999, and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

As described in Note 8, the Company has applied to enter into a closing agreement with the Internal Revenue Service with respect to dual consolidated losses previously utilized by a wholly owned subsidiary of the Company, Software Publishing Corporation ("SPC"). Such closing agreement, if not consummated, will require the Company to recognize a tax of approximately $8 million on approximately $24.5 million of SPC's previous dual consolidated losses.


                                         /s/ Richard A. Eisner & Company, LLP
                                         Richard A. Eisner & Company, LLP
New York, New York
March 27, 2000

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Serif (Europe) Limited

We have audited the balance sheet of Serif (Europe) Limited as of December 31, 1999 and 1998, and the related statements of operations, cash flows and shareholders' equity for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Serif (Europe) Limited at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with United Kingdom generally accepted accounting principles.

United Kingdom accounting principles vary in certain material respects from accounting principles generally accepted in the United States. The application of the latter would not have materially affected the determination of shareholders' equity and financial position as of December 31, 1999 and 1998 and the determination of net profit for the two years ended December 31, 1999.

                                                       /s/ Ernst & Young
                                                       Ernst & Young


Nottingham, England
March 27, 2000

                                  VIZACOM INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999

ASSETS
Current assets:
     Cash and cash equivalents . . . . . . . . . . . . . . .     $   1,730,495
     Marketable securities . . . . . . . . . . . . . . . . .         2,746,678
     Receivables
        Trade accounts, less allowances of $434,290. . . . .           558,550
        Other. . . . . . . . . . . . . . . . . . . . . . . .            88,842
        Notes. . . . . . . . . . . . . . . . . . . . . . . .            86,018
    Inventories. . . . . . . . . . . . . . . . . . . . . . .         1,457,604
    Prepaid expenses and other current assets. . . . . . . .           526,552
                                                                 --------------
            Total current assets . . . . . . . . . . . . . .         7,194,739

Property and equipment, net. . . . . . . . . . . . . . . . .           828,108
Goodwill, net of accumulated amortization of $256,066. . . .           118,665
Restricted cash. . . . . . . . . . . . . . . . . . . . . . .           259,838
Deferred consulting costs. . . . . . . . . . . . . . . . . .         1,269,859
Other assets . . . . . . . . . . . . . . . . . . . . . . . .           803,762
                                                                 --------------
            Total assets . . . . . . . . . . . . . . . . . .     $  10,474,971
                                                                 ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable . . . . . . . . . . . . . . . . . . . .     $  4,111,748
    Accrued liabilities. . . . . . . . . . . . . . . . . . .        1,816,744
    Value-added taxes payable. . . . . . . . . . . . . . . .          393,927
    Current portion of capital lease obligations . . . . . .           63,792
    Current portion of long-term debt. . . . . . . . . . . .          155,554
                                                                 -------------
            Total current liabilities. . . . . . . . . . . .        6,541,765

Capital lease obligations, less current portion. . . . . . .           98,265
Long-term debt, less current maturities. . . . . . . . . . .          100,410
                                                                 -------------
            Total liabilities. . . . . . . . . . . . . . . .        6,740,440
                                                                 -------------

Commitments and contingencies

Stockholders' equity:
    Serial Preferred Stock, authorized 1,939,480 shares,
      par value $.001 per share
        Junior  Participating  Preferred Stock, Series A,
           100,000 shares authorized, none issued and
           outstanding . . . . . . . . . . . . . . . . . . .               --
    Class B Voting Preferred Stock, Series A, 60,520
      shares authorized, none issued and outstanding . . . .               --
    Common stock, par value $.001 per share, 60,000,000
      shares authorized; 7,235,578 shares issued . . . . . .            7,236
    Additional paid-in capital . . . . . . . . . . . . . . .       49,851,699
    Accumulated deficit. . . . . . . . . . . . . . . . . . .      (47,864,635)
    Accumulated other comprehensive income . . . . . . . . .        1,750,626
    Treasury stock, 3,095 shares, at cost. . . . . . . . . .          (10,395)
                                                                 --------------
            Total stockholders' equity . . . . . . . . . . .         3,734,531
                                                                 --------------
            Total liabilities and stockholders' equity . . .     $  10,474,971
                                                                 ==============

See accompanying notes to consolidated financial statements.

                                  VIZACOM INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Year Ended December 31,
                                                                     -------------------------------
                                                                         1999              1998
                                                                         ----              ----
Net sales. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 19,891,357      $ 18,271,733
Cost of goods sold . . . . . . . . . . . . . . . . . . . . . . .      6,371,106         3,709,245
                                                                   -------------     -------------
     Gross profit. . . . . . . . . . . . . . . . . . . . . . . .     13,520,251        14,562,488


Selling, general and administrative expenses . . . . . . . . . .     17,175,520        13,480,956
Product development. . . . . . . . . . . . . . . . . . . . . . .      1,027,447         1,266,163
Amortization of goodwill and purchased technology. . . . . . . .      2,219,363         2,377,282
Unrealized holding gain on marketable securities . . . . . . . .       (322,652)          (90,000)
Realized gain on marketable securities . . . . . . . . . . . . .       (642,444)               --
Interest and other income, net of interest
   expense of $41,622 and $49,085. . . . . . . . . . . . . . . .        (59,503)          (94,739)
                                                                   -------------     -------------
                                                                     19,397,731        16,939,662
                                                                   -------------     -------------

Loss before income taxes . . . . . . . . . . . . . . . . . . . .     (5,877,480)       (2,377,174)

Income taxes (benefit) . . . . . . . . . . . . . . . . . . . . .       (250,978)           29,541
                                                                   -------------     -------------

Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ (5,626,502)     $ (2,406,715)

Dividends on Series A and Series C Preferred Stock . . . . . . .        (56,641)               --
                                                                   -------------     -------------

Net loss attributable to common stockholders . . . . . . . . . .   $ (5,683,143)     $ (2,406,715)
                                                                   =============     =============

Loss per common share:
     Net loss per common share - basic and diluted . . . . . . .   $       (.95)     $       (.65)
     Weighted average number of common shares outstanding - basic
        and diluted. . . . . . . . . . . . . . . . . . . . . . .      5,996,507         3,676,820

See accompanying notes to consolidated financial statements.

                                  VIZACOM INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                       Preferred Stock
                                                          ----------------------------------------
                                                                Class A               Class C             Common Stock
                                                          -------------------   ------------------    ------------------
                                                          Shares      Amount    Shares      Amount    Shares      Amount
                                                          ------      ------    ------      ------    ------      ------
BALANCE AT DECEMBER 31, 1997 . . . . . . . . . . . . .       --     $     --      --      $     --   3,003,804   $ 3,004
Issuance of common stock in payment of
  previously established liabilities . . . . . . . . .       --           --      --            --      58,585        59
Issuance of common stock and warrants in
  payment of liabilities for services rendered . . . .       --           --      --            --     143,333       143
Issuance of warrants for services rendered . . . . . .       --           --      --            --          --        --
Acquisition of treasury shares . . . . . . . . . . . .       --           --      --            --          --        --
Adjustment of common stock to reflect
  payment of fractional shares in cash in
  connection with reverse stock split. . . . . . . . .       --           --      --            --         (37)        0
Sale of common stock-net . . . . . . . . . . . . . . .       --           --      --            --   1,877,968     1,878
Issuance of Class A preferred stock. . . . . . . . . .      930      930,000      --            --          --        --
Net loss . . . . . . . . . . . . . . . . . . . . . . .       --           --      --            --          --        --
                                                           ----     --------    ----      --------   ---------   -------
BALANCE AT DECEMBER 31, 1998 . . . . . . . . . . . . .      930     $930,000      --      $     --   5,083,653   $ 5,084
COMPREHENSIVE INCOME (LOSS):
Net loss . . . . . . . . . . . . . . . . . . . . . . .       --           --      --            --          --        --
Unrealized holding gain. . . . . . . . . . . . . . . .       --           --      --            --          --        --
Currency translation adjustment. . . . . . . . . . . .       --           --      --            --          --        --
Total comprehensive loss . . . . . . . . . . . . . . .       --           --      --            --          --        --
Exchange of Class A preferred  stock for Class
  C preferred  stock and  warrants, less related
  costs. . . . . . . . . . . . . . . . . . . . . . . .     (930)    (930,000)    930       930,000          --        --
Redemption of preferred stock. . . . . . . . . . . . .       --           --    (930)     (930,000)         --        --
Dividends paid on preferred stock. . . . . . . . . . .       --           --      --            --          --        --
Common stock issued on exercise of warrants
  and options. . . . . . . . . . . . . . . . . . . . .       --           --      --            --     217,835       218
Issuance of options and warrants for services. . . . .       --           --      --            --          --        --
Sale of common stock in private placements,
  net. . . . . . . . . . . . . . . . . . . . . . . . .       --           --      --            --   1,804,066     1,804
Common stock issued for payment of legal
  services . . . . . . . . . . . . . . . . . . . . . .       --           --      --            --      50,000        50
Common stock issued in settlement of
  vendor and licensing liabilities . . . . . . . . . .       --           --      --            --      80,024        80
                                                           ----     --------    ----      --------   ---------   -------
BALANCE AT DECEMBER 31, 1999 . . . . . . . . . . . . .       --     $     --      --      $     --   7,235,578   $ 7,236
                                                           ====     ========    ====      ========   =========   =======

                                                                                         Accumulated
                                                         Additional                         Other                       Total
                                                          Paid-in       Accumulated     Comprehensive    Treasury   Stockholders'
                                                          Capital         Deficit       Income (Loss)      Stock       Equity
                                                       --------------  -------------    -------------    --------   -------------
BALANCE AT DECEMBER 31, 1997 . . . . . . . . . . . . . $ 42,971,820    $(39,831,418)    $         --    $     --    $   3,143,406
Issuance of common stock in payment of
  previously established liabilities . . . . . . . . .      117,107              --               --          --          117,166
Issuance of common stock and warrants in
  payment of liabilities for services rendered . . . .      186,607              --               --          --          186,750
Issuance of warrants for services rendered . . . . . .      701,206              --               --          --          701,206
Acquisition of treasury shares . . . . . . . . . . . .           --              --               --     (10,395)         (10,395)
Adjustment of common stock to reflect
  payment of fractional shares in cash in
  connection with reverse stock split. . . . . . . . .           --              --               --          --                0
Sale of common stock-net . . . . . . . . . . . . . . .    1,408,747              --               --          --        1,410,625
Issuance of Class A preferred stock. . . . . . . . . .           --              --               --          --          930,000
Net loss . . . . . . . . . . . . . . . . . . . . . . .           --      (2,406,715)              --          --       (2,406,715)
                                                       ------------    -------------    ------------    ---------   --------------
BALANCE AT DECEMBER 31, 1998 . . . . . . . . . . . . . $ 45,385,487    $(42,238,133)    $         --    $(10,395)   $   4,072,043

COMPREHENSIVE INCOME (LOSS):
Net loss . . . . . . . . . . . . . . . . . . . . . . .           --      (5,626,502)              --          --               --
Unrealized holding gain. . . . . . . . . . . . . . . .           --              --        1,753,929          --               --
Currency translation adjustment. . . . . . . . . . . .           --              --           (3,303)         --               --
                                                                       -------------    -------------
Total comprehensive loss . . . . . . . . . . . . . . .           --      (5,626,502)       1,750,626          --       (3,875,876)
                                                                       -------------    -------------
Exchange of Class A preferred  stock for Class
  C preferred  stock and  warrants, less related
  costs. . . . . . . . . . . . . . . . . . . . . . . .      (33,905)             --               --          --          (33,905)
Redemption of preferred stock. . . . . . . . . . . . .           --              --               --          --         (930,000)
Dividends paid on preferred stock. . . . . . . . . . .      (56,641)             --               --          --          (56,641)
Common stock issued on exercise of warrants
  and options. . . . . . . . . . . . . . . . . . . . .       52,155              --               --          --           52,373
Issuance of options and warrants for services. . . . .      996,954              --               --          --          996,954
Sale of common stock in private placements,
  net. . . . . . . . . . . . . . . . . . . . . . . . .    3,111,080              --               --          --        3,112,884
Common stock issued for payment of legal
  services . . . . . . . . . . . . . . . . . . . . . .      181,200              --               --          --          181,250
Common stock issued in settlement of
  vendor and licensing liabilities . . . . . . . . . .      215,369              --               --          --          215,449
                                                       ------------    -------------    ------------    ---------   -------------
BALANCE AT DECEMBER 31, 1999 . . . . . . . . . . . . . $ 49,851,699    $(47,864,635)    $  1,750,626    $(10,395)   $   3,734,531
                                                       ============    =============    ============    =========   =============

See accompanying notes to consolidated financial statements.

                                  VIZACOM INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Year Ended December 31,
                                                                    -----------------------------
                                                                          1999         1998
                                                                          ----         ----
OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . . . . . .            $ (5,626,502)  $ (2,406,715)
Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depreciation and amortization. . . . . . . . . . . . .               2,907,758      2,570,924
  Provision for doubtful accounts. . . . . . . . . . . .                  85,006        665,000
  Unrealized holding gain on trading securities. . . . .                (322,652)       (90,000)
  Gains on sale of fixed assets. . . . . . . . . . . . .                      --         (9,409)
  Gain  realized on available-for-sale securities. . . .                (642,444)       173,600
  Common stock and stock options issued for legal and
    licensing matters. . . . . . . . . . . . . . . . . .                 126,712             --
  Changes in assets and liabilities:
     Receivables . . . . . . . . . . . . . . . . . . . .                 331,641     (1,128,449)
     Inventories . . . . . . . . . . . . . . . . . . . .                (775,780)      (139,368)
     Prepaid expenses and other current assets . . . . .                 260,748       (354,677)
     Other assets. . . . . . . . . . . . . . . . . . . .                (466,270)        (3,778)
     Accounts payable. . . . . . . . . . . . . . . . . .                 918,721        586,243
     Accrued liabilities . . . . . . . . . . . . . . . .                 514,785     (1,359,937)
     Value-added taxes payable . . . . . . . . . . . . .                (415,333)            --
                                                                    -------------  -------------
          Net cash used in operating activities. . . . .              (3,103,610)    (1,496,566)
                                                                    -------------  -------------

INVESTING ACTIVITIES:
Purchase of property and equipment. . . . . . . . . . .                 (638,636)      (103,415)
Investment in website . . . . . . . . . . . . . . . . .                 (268,248)            --
Increase in restricted cash . . . . . . . . . . . . . .                  (59,838)       100,000
Collection of notes receivable. . . . . . . . . . . . .                  155,613             --
Proceeds from sales of property and equipment . . . . .                       --         58,480
                                                                    -------------  -------------
          Net cash (used in) provided by investing
           activities . . . . . . . . . . . . . . . . .                 (811,109)        55,065
                                                                    -------------  -------------

FINANCING ACTIVITIES:
Proceeds from sale of common stock - net. . . . . . . .                3,125,675      1,410,625
Proceeds from long-term debt. . . . . . . . . . . . . .                  353,552             --
Proceeds from option and warrant exercises. . . . . . .                   52,373             --
Payment of long-term debt and capital lease
  obligations . . . . . . . . . . . . . . . . . . . . .                 (230,129)      (167,834)
Payment of costs of preferred stock issuance. . . . . .                  (33,905)            --
Purchase of treasury stock. . . . . . . . . . . . . . .                       --        (10,395)
                                                                    -------------  -------------
          Net cash provided by financing activities . .                3,267,566      1,232,396
                                                                    -------------  -------------

(Decrease) in cash and cash equivalents . . . . . . . .                 (647,153)      (209,105)
Cash and cash equivalents at beginning of year. . . . .                2,377,648      2,586,753
                                                                    -------------  -------------
Cash and cash equivalents at end of year. . . . . . . .             $  1,730,495   $  2,377,648
                                                                    =============  =============

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND
  INVESTING ACTIVITIES:
Issuance of Class A Preferred Stock for
  marketable securities. . . . . . . . . . . . . . . .              $         --   $    930,000
Redemption of Class C Preferred Stock
  with marketable securities . . . . . . . . . . . . .              $    930,000   $         --
Payment of preferred stock dividends with
  marketable securities. . . . . . . . . . . . . . . .              $     56,641   $         --
Issuance of common stock for previously
  established liabilities. . . . . . . . . . . . . . .              $    291,249   $    117,166
Issuance of stock options for previously
  established liabilities. . . . . . . . . . . . . . .              $     62,000   $         --
Issuance of common stock in payment of
  liabilities for services rendered. . . . . . . . . .              $         --   $    186,750
Issuance of warrants to purchase common
  stock for services rendered. . . . . . . . . . . . .              $    923,730   $    701,206
Listing fees accrued for capital stock transactions. .              $    (22,828)  $         --
Unrealized holding gain on available-for-sale
  securities . . . . . . . . . . . . . . . . . . . . .              $  1,753,929   $         --
SUPPLEMENTAL  DISCLOSURES  OF CASH FLOW  INFORMATION:
Cash paid during the year for:
    Interest paid. . . . . . . . . . . . . . . . . . .              $     47,329   $    107,704
    Income taxes . . . . . . . . . . . . . . . . . . .              $     15,233   $     55,564

See accompanying notes to consolidated financial statements.

                                  VIZACOM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS

     Vizacom Inc., formerly known as Software Publishing Corporation
     Holdings, Inc., and subsidiaries, (collectively, the "Company,") is an international developer and supplier of desktop publishing, presentation graphics and other visual communications business and productivity computer software products. The Company sells its products to corporate customers, consumers, retail and wholesale customers, and original equipment manufacturers primarily in the United States and Europe. The Company's business has recently evolved through acquisitions in 2000, into a multi-national provider of business to business and business to consumer e-commerce services providing website design, systems integration, customer service, marketing, warehousing, and fulfillment services, utilizing its web-enabled multi-lingual call centers located in the United States and Europe.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Vizacom
     Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The translation of foreign currencies into United States dollars for subsidiaries where the local currency is the functional currency is performed for balance sheet accounts using the exchange rate in effect at year end and for revenue and expense accounts using an average rate for the period. The unrealized gains and losses resulting from such translation are included as a separate component of stockholders'equity in accumulated other comprehensive loss.

     BUSINESS COMBINATIONS

     The Company has accounted for all business combinations under the purchase method of accounting. Under this method the purchase price is allocated to the assets and liabilities of the acquired enterprise as of the acquisition date based on their estimated respective fair values which are subject to revision for a period not to exceed one year from the date of acquisition. The results of operations of the acquired enterprises are included in the Company's consolidated financial statements for the period subsequent to their acquisition.

     CONCENTRATION OF CREDIT RISK

          The Company performs periodic credit evaluations of its customers but generally does not require collateral from them.

     REVENUE RECOGNITION

     Revenue is generally recognized upon shipment of products to customers and is recorded net of allowances for anticipated returns for potential excess quantities in the distribution channel. Certain customers have been provided goods on a consignment basis. Revenues on these transactions are recognized upon the sale of products to the ultimate customer. Revenue for "locked versions" of software is recognized when customers purchase an unlocking code.

     CASH EQUIVALENTS

          Cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased.

                                  VIZACOM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     MARKETABLE SECURITIES

     The Company accounts for investments in marketable securities pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). SFAS No. 115 requires, among other things, the classification of investments in one of three categories based upon the Company's intent: (a) trading, (b) available-for-sale and (c) held-to- maturity, with trading and available-for-sale securities carried at market value and held-to-maturity securities carried at amortized cost. Realized and unrealized gains and losses are recorded in the statement of operations for trading securities, whereas only realized gains and losses are recorded in the statement of operations for available-for-sale securities and unrealized gains and losses are recorded as a component of other comprehensive income. The Company originally classified its marketable securities as trading securities, and transferred them to available-for-sale securities as a result of certain agreements described in Note 3. For a security transferred from the trading category, the unrealized holding gain or loss at the date of transfer has already been recognized in earnings, and accordingly, is not reversed.

     INVENTORIES

     Inventories, which are principally finished goods, are stated at the lower of cost (first-in, first-out) or market.

     DIRECT-RESPONSE ADVERTISING

     Advertising costs associated with direct-response advertising, whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to that advertising, are capitalized and recognized ratably in the future as a percentage of actual period revenues to total revenues anticipated from such advertising. Costs associated with direct-response advertising include mailing list rental, postage, production, and other associated promotional activities. The Company incurred advertising and promotion costs of approximately $7,582,000 in 1999 and $5,736,000 in 1998.

     ROYALTY ADVANCES

     Non-refundable royalty payments in connection with licensing contracts for the Company's products are generally amortized based on product sales. Management evaluates the future realization of royalty advances periodically and charges to cost of goods sold any amounts they believe will not be recovered through future sales.

     PRODUCT DEVELOPMENT COSTS

     Costs incurred in the development of new software products are expensed as incurred until technological feasibility has been established. Product enhancement costs for products which have established technological feasibility are capitalized, and capitalization is discontinued when the product is available for sale. Approximately $478,000 was capitalized at December 31, 1999. Amortization, which will commence when the products are available for general release to customers, will be computed at the greater of the straight-line rate over the estimated life of each product, or an amount based on the ratio of current revenues to the total of current and anticipated revenues.

                                  VIZACOM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets, generally 3 to 7 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the life of the improvement or the remainder of the lease term.

     WEB SITE DEVELOPMENT COSTS

     Certain direct internal and external costs of web site development incurred during the application development stage in 1999 are being capitalized and amortized over a three-year period. At December 31, 1999, $240,000 of these remaining development costs, net of $28,248 accumulated amortization, are included in other assets.

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

     SELF INSURANCE

     The Company is primarily self-insured for its employee health plan, which covers medical, hospital, and dental claims. The Company accrues for claims filed and estimates of claims incurred but not reported. The Company has purchased additional stop-loss coverage above $120,000, in order to limit its exposure to any significant levels of health claims beyond this amount.

     STOCK OPTIONS

     As permitted under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company continues to apply Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations in accounting for its stock-based compensation plans.

     INCOME TAXES

     The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The resulting asset at December 31, 1999 was fully reserved since management does not believe it is more likely than not that the tax benefit will ultimately be realized.

     LOSS PER SHARE

     Basic loss per share is computed based upon the weighted average number of common shares outstanding during each year. Stock options and warrants did not have an effect on the computation of diluted loss per share in 1999 and 1998 since they were anti-dilutive.

                                  VIZACOM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     REVERSE STOCK SPLIT

     The Company effected a one-for-three (1:3) reverse stock split, effective as of the close of business on May 27, 1998. All share and per share amounts for all years presented have been adjusted to reflect such reverse stock split.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of the Company's financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities and short- and long-term debt approximate their carrying values because of short-term maturities or because their interest rates approximate current market rates.

     The Company utilizes letters of credit to collateralize certain short-term purchases. In the Company's past experience, no claims have been made against these financial instruments. Management does not expect any material losses to result from these off-balance sheet instruments because performance is not expected to be required, and, therefore, is of the opinion that the fair value of these instruments is zero.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued
     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting for derivative instruments and hedging activities. SFAS 133 will require the Company to record all derivatives as assets or liabilities at fair value. The statement requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The statement was been delayed by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-an amendment of FASB Statement 133," which delay would require adoption by the Company as of January 1, 2001. The Company believes that the adoption will not have a material impact on its financial statements; however, its effect, if any, will depend on the Company 's exposure to derivative instruments at the time of adoption and thereafter.

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

                                  VIZACOM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   BUSINESS COMBINATIONS AND ACQUISITIONS (CONTINUED)

     On February 15, 2000, the Company acquired Renaissance Multimedia
     ("RM"). The aggregate purchase price, including all direct costs, was approximately $2,752,000 and was principally financed through the issuance of 449,870 shares of the Company's common stock and a $250,000 cash payment. The Company entered into a three-year employment contract with the President of RM at an annual salary of $175,000, with certain predetermined performance bonus targets. Additionally, the Company granted options to purchase an aggregate of 600,000 shares of its common stock under its 1994 Long Term Incentive Plan to certain employees of RM. The acquisition was accounted for under the purchase method of accounting. Accordingly, the consolidated financial statements of the Company will include the results of this business subsequent to the acquisition date. The purchase price will be allocated to the assets acquired and liabilities assumed based on their fair values on the date of purchase. The approximatly $2,556,000 of goodwill and other intangibles acquired will be amortized principally over 7 years.

     On March 9, 2000, the Company acquired all of the outstanding shares of Junction 15 Limited, an English company ("J15"). The aggregate purchase price, including all direct costs, was approximately $2,655,000 and was principally financed through the issuance of 681,818 shares of the Company's common stock and a $250,000 cash payment. The Company entered into three-year employment agreements with two principals of J15 starting at approximately $150,000 and $80,000, respectively, with various provisions for pensions, commissions, and bonuses. Additionally, the Company granted options to purchase an aggregate of 250,000 shares of its common stock under its 1994 Long Term Incentive Plan to certain employees of J15. The purchase price will be allocated to the assets acquired and liabilities assumed based on their fair values on the date of purchase. The approximately $2,665,000 of goodwill and other intangibles acquired will be amortized principally over 7 years.

     On March 27, 2000, the Company acquired PWR Systems, a Long Island, New York based interactive internet integrator and value-added reseller of computer and digital information equipment, for $7,783,000 inclusive of all direct costs. The purchase price includes a $1,000,000 cash payment, a $500,000 one-year promissory note convertible into the Company's common stock at $3.00 per share, and payable in equal quarterly installments with interest of 6.3% per annum, and 1,500,000 shares of the Company's common stock, valued at $3 per share, to the two principals of PWR. The acquisition agreement also calls for additional contingent consideration of up to $350,000 per annum for the three-year period following the acquisition based upon increases in PWR's earnings before interest, taxes, depreciation, and amortization. The Company is further obligated to issue additional common stock if the market price of the Company's common stock falls below $1 per share for any consecutive thirty-day period following the closing. The Company entered into three-year employment agreements with PWR's two principals providing for annual salaries of $200,000 to each of them, and provisions for bonuses upon attaining certain specified performance thresholds. Additionally, the Company granted options to purchase an aggregate of 750,000 shares of its common stock under its 1994 Long Term Incentive Plan to certain employees and consultants of PWR. Furthermore, the Company agreed to prepay, upon receipt of gross proceeds of $15,000,000 from equity offerings, a 6.3% note payable to the PWR principals, equivalent to the estimated retained earnings of PWR at closing, of approximately $890,000, subject to adjustment to the actual retained earnings at the date of acquisition. Otherwise, the note will be paid in quarterly installments through March 2001. The purchase price will be allocated to the assets acquired and liabilities assumed based on their fair values on the date of purchase. The approximately $7,802,000 of goodwill and other intangible acquired will be amortized principally over 7 years.

                                  VIZACOM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   MARKETABLE SECURITIES

     On July 1, 1999, the Company agreed with the holder (the "Holder") of its shares of Class C 11% Cumulative Non-Convertible Redeemable Preferred Stock ("Class C Preferred") that in the event the Company called for redemption any of its shares of Class C Preferred within 45 days, the Company would sell to the Holder 53,815 Xceed Inc. common stock (the
     "Xceed Shares") owned by the Company at a price of $18.44 per Xceed Share, or $992,349 in the aggregate. On July 14, 1999, the Board of Directors of the Company called for redemption of all outstanding shares of the Class C Preferred of the Company with a record date for such redemption of July 19, 1999. Such transaction was consummated on July 19, 1999 resulting in a realized gain of $642,444 on the exchange of the Xceed Shares.

3.   MARKETABLE SECURITIES (CONTINUED)

     On August 10, 1999 the Company entered into an agreement with a finder pursuant to which should the finder provide assistance to the Company in finding or advising with respect to an acquisition or acquisitions, the Company shall pay a fee payable in shares of common stock of Xceed Inc. valued at $13.375 per share (the closing price thereof on the date of the agreement), equivalent to 10% of the purchase price of the acquisition(s), up to a maximum of $800,000. The agreement resulted in the Company transferring the balance of its Xceed shares, or 66,185 Xceed shares, from trading securities to available-for-sale securities. This resulted in the recognition of an unrealized holding gain at the date of transfer of $322,652. In connection with the RM transaction described in Note 2, the aforementioned party received a fee of 14,953 Xceed Shares. In connection with the PWR transaction described in Note 2, the aforementioned party received a fee of 44,860 Xceed Shares. The market value of the Xceed shares at the time of the RM and PWR acquisitions during the first quarter of 2000 has been recorded as an additional cost of these acquisitions.

4.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following as of December 31, 1999:

          Computer equipment . . . . . . . . . .        $  643,532
          Computer software. . . . . . . . . . .           172,413
          Office furniture and equipment . . . .           586,527
          Leasehold improvements . . . . . . . .           343,928
                                                        -----------
                                                         1,746,400
          Less accumulated depreciation. . . . .           918,292
                                                        -----------
          Total. . . . . . . . . . . . . . . . .        $  828,108
                                                        ===========

     Depreciation expense for the years ended December 31, 1999 and 1998 was $255,974 and $177,783, respectively.

                                  VIZACOM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   LEASES

     On July 14, 1999 the Company entered into a sublease agreement for its corporate headquarters. Under the sublease agreement the Company leases 4,787 square feet of commercial office space commencing September 1, 1999 for a fixed annual rental of $119,675. The lease runs through January 31, 2003.

     The Company leases various office space under non-cancelable operating leases. In addition to the fixed rentals, certain of the leases require the Company to pay additional amounts based on specified costs related to the property. Certain of the leases have renewal options for periods of up to 2 years. The Company receives certain sublease income at one of its locations. Restricted cash of $259,837 at

     December 31, 1999 represents collateral of $200,000 for a letter of credit of like amount which serves as a lease security deposit for premises in California previously occupied by the Company and now sub-leased to third parties. The balance represents collateral of $59,837 for a letter of credit of like amount which serves as a lease security deposit for the Company's corporate headquarters in Teaneck, New Jersey.

     The Company is obligated under various capital leases for computer and office equipment that expire at various dates during the next five years. The book value of capital leases included in fixed assets was as follows at December 31, 1999:

          Computer equipment . . . . . . . . . . .      $    53,827
          Office equipment . . . . . . . . . . . .          217,243
                                                        ------------
                                                            271,070
          Less accumulated amortization. . . . . .           57,579
                                                        ------------
                                                        $   213,491
                                                        ===========

     Future minimum lease payments under noncancellable operating leases primarily for office and warehouse space and the present value of future minimum lease payments under capital leases as of December 31, 1999 are as follows:

                                                                                                         Net
                                                           Capital     Operating      Sublease       Operating
                                                            Leases       Leases        Income          Leases
                                                           --------    ----------     --------       ---------
     Year ending December 31:
     ------------------------
     2000. . . . . . . . . . . . . . . . . . . . .         $  77,459   $  784,523     $(405,360)     $  379,163
     2001. . . . . . . . . . . . . . . . . . . . .            72,600      396,141             --        396,141
     2002. . . . . . . . . . . . . . . . . . . . .            34,057      176,395             --        176,395
     2003. . . . . . . . . . . . . . . . . . . . .             2,245        9,973             --          9,973
     2004. . . . . . . . . . . . . . . . . . . . .             2,245           --             --             --
                                                           ----------  -----------    ----------     -----------
     Total minimum lease payments. . .                       188,606   $1,367,032     $(405,360)     $  961,672
                                                                       ===========    ==========     ===========
     Less amount representing interest (at rates
     ranging from 9.0% to 20.6%) . . . . . . . . .            26,549
                                                           ----------
     Present value of net minimum capital lease
     payments. . . . . . . . . . . . . . . . . . .            162,057
     Less current installments . . . . . . . . . .             63,792
                                                           -----------
     Capital lease obligations . . . . . . . . . .         $   98,265
                                                           ===========

     Total rental expense for operating leases charged to operations for the years ended December 31, 1999 and 1998 was approximately $198,000 and $158,000, respectively.

                                  VIZACOM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   DEBT

     Debt consists of the following at December 31, 1999:

          Bank loan, 9.5 %, in monthly installments of $2,305 through
               September 2003. . . . . . . . . . . . . . . . . . . . . . . . . .  $  108,977
          Bank loan, 9.5 %, in monthly installments of $1,295
               through July 2000 . . . . . . . . . . . . . . . . . . . . . . . .       8,891
          Note payable - landlord, 10%, in monthly installments of
               $1,402 through March 2002 . . . . . . . . . . . . . . . . . . . .      33,780
          Directors and officers insurance premium financing, 8.3 %, in
               monthly installments of $11,980 through September 2000. . . . . .     104,316
                                                                                  -----------
                                                                                     255,964
          Less current maturities . . . . . . . . . . . . . . . . . . . . . . .      155,554
                                                                                  -----------
                                                                                  $  100,410
                                                                                  ===========

6.   DEBT (CONTINUED)

     The bank loans are secured by the assets of the Company's U.K. subsidiary, Serif (Europe) Ltd.

     Maturities of long-term debt as of December 31, 1999 are as follows:

          Year Ending
          December 31,
          ------------
             2000 . . . . . . . . . . . . . . . . . . . . .   $  155,554
             2001 . . . . . . . . . . . . . . . . . . . . .       43,790
             2002 . . . . . . . . . . . . . . . . . . . . .       32,370
             2003 . . . . . . . . . . . . . . . . . . . . .       24,250
                                                              -----------
             Total. . . . . . . . . . . . . . . . . . . . .   $  255,964
                                                              ===========

     At December 31, 1999, a letter of credit amounting to $200,000 was outstanding related to short term purchase commitments issued to foreign suppliers for approximately the same amount. The collateral for the letter of credit consisted of interest bearing bank deposits for the amount of the letter of credit.

     On January 8, 2000 the Company entered into an agreement for a maximum $1,000,000 unsecured line of credit note arrangement with a foreign company. The Company borrowed the maximum advance of $1,000,000 on February 17, 2000. Advances under the arrangement bear interest at 8%. This borrowing was paid in full with accrued interest on March 20, 2000. With the exception of the first advance, all future advances are payable within 180 days of the receipt of the advance. In connection with this note, the Company issued warrants to purchase an aggregate of 250,000 shares of its common stock exercisable at $3.00 per share. The warrants were valued at $382,500 and will be charged to interest expense over the two-year agreement period. The Company has agreed to include the shares of common stock underlying these warrants in its next resale registration statement to be filed no later than April 17, 2000. The Company further agreed to issue warrants on similar terms to purchase 25,000 shares of common stock, and to reduce the exercise price of all of these warrants by 10% for each full week the filing of this registration statement is delayed.

                                  VIZACOM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     7.   STOCKHOLDERS' EQUITY

          a)  COMMON STOCK

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

     On May 26, 1998, the stockholders of the Company granted the Board of Directors of the Company authority to amend the Company's Certificate of Incorporation to authorize a reverse stock split of the common stock. Following such stockholder action, the Company's Board of Directors authorized a one- for-three (1:3) reverse stock split of the common stock. The reverse stock split became effective as of the close of business on May 27, 1998.

     In 1998, the Company sold an aggregate of 1,877,968 shares of common stock to certain investors, including directors, officers and employees of the Company and their affiliates, for net proceeds of $1,410,625.

     In 1999, the Company issued 217,835 shares of its common stock pursuant to the exercise of warrants and stock options, for aggregate consideration of $52,373.

                                  VIZACOM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     On April 6, 1999, the Company entered into certain financial advisory and investment banking agreements whereby the Company issued warrants to purchase 100,000 and 45,000 shares, respectively, of common stock of the Company at an exercise price of $1.125. The warrants are exercisable for the period from April 6, 2000 through April 6, 2004. The warrants were valued at $69,742 and $31,523, respectively, and the related deferred charges are included in deferred consulting costs. The Company also issued options to purchase 25,000 shares of its common stock to employees of its legal counsel, at an exercise price of $1.03125 per share. On July 8, 1999 options to purchase 25,000 shares of its common stock were issued to a member of its legal counsel. On July 20, 1999 the Company issued warrants to purchase an aggregate of 225,000 shares of its common stock at an exercise price of $2.00 per share, through July 20, 2004, in connection with a five-year consulting agreement. Such warrants were valued at $605,250, are being amortized over the term of the related consulting agreement, and the related deferred charges are included in deferred consulting. On October 20, 1999 the Company issued warrants to purchase an aggregate of 100,000 shares of its common stock at an exercise price of $2.00 per share, through October 20, 2004, in connection with a five-year marketing and sales advisory agreement. Such warrants were valued at $196,000, are being amortized over the term of the related marketing and sales advisory agreement, and the related deferred charges are included in deferred consulting. On November 11, 1999 the Company issued warrants to purchase an aggregate of 25,000 shares of its common stock at an exercise price of $2.00 per share, through November 10, 2002, in connection with a consulting agreement. Such warrants were valued at $52,500 and have been expensed. On December 6, 1999, the Company cancelled the warrants issued in connection with a certain investment banking agreement based on the assertion that the investment banking firm failed to perform the related services under its agreement. This resulted in a charge to additional paid-in capital of $31,286 in cancellation of the warrant. The dispute is subject to an arbitration. See further discussion in Note 11. Transactions costs of $9,237 associated with the warrants have been accrued and charged to additional paid-in capital. The Company recorded credits to additional paid in capital of $996,954 as a result of the issuance of the foregoing warrants and options.

     The Company received proceeds in 1999 from private placements of its common stock of $3,112,884 in connection with the following transactions. On June 9, 1999, the Company sold an aggregate of 525,000 shares of Common Stock for aggregate gross proceeds of $1,050,000, before associated transaction costs of $175,702. On July 1, 1999, the Company sold an aggregate of 762,653 shares of common stock for aggregate gross proceeds of $1,510,000, before associated transaction costs of $210,867, in a private placement. During the period September through October 1999, the Company sold units in a private placement, each unit consisting of one share of common stock plus one-quarter of a warrant. Each warrant will allow its holder to purchase one share of common stock at $2.75 per share for a three-year period from date of sale. The Company sold 516,413 units for aggregate gross proceeds of $1,097,375. The associated transaction costs for the September and October offering were $157,922.

     On July 8, 1999, the Company issued 50,000 shares of common stock to the members of its corporate counsel, in payment of $100,000 of accrued legal fees due to such law firm. See Note 9.

     In December 1999, the Company entered into a settlement agreement, mutual release, and license related to certain clip-art, and other images contained within the Company's desktop publishing software. In connection with this agreement, the Company paid $15,000 and issued 9,756 shares of common stock valued at $25,000. Also in December 1999, the Company issued 70,268 shares of common stock, valued at $191,249, to three vendors in settlement of past trade and licensing liabilities. Transaction costs associated with the issuance of these shares totaled $800.

     As of December 31, 1999 the Company had reserved 3,096,656 shares of common stock for issued and outstanding warrants.

                                  VIZACOM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In March 2000, the Company completed two private placements under which it sold 1,699,425 shares of its common stock for gross proceeds of $7,609,289 before associated placement costs. Under the first of these private placements, the Company sold 936,954 shares of its common stock and raised aggregate gross proceeds of $4,216,293. In the second private placement in Europe, the Company sold 762,471 shares of its common stock for aggregate gross proceeds of $3,392,996.

     b) PREFERRED STOCK

     There are 1,939,480 authorized shares of Serial Preferred Stock, par value $.001 per share. Any shares of Serial Preferred Stock that have been redeemed are deemed retired and extinguished and may be reissued. The Board of Directors establishes and designates the series and fixes the number of shares and the relative rights, preferences and limitations of the respective series of the Serial Preferred Stock. During 1998, the Company designated a new Class A of the aforementioned shares, and authorized 1,500 shares of Class A Preferred Stock. Under the Company's Certificate of Designations, holders of shares of Class A Preferred Stock were entitled to cumulative dividends of $140 per share per annum, payable semi-annually. The Company retained the right to redeem the Class A Preferred Stock, in part or whole, at any time, upon payment of $1,300 per share of Class A Preferred Stock plus any accrued and unpaid dividends on the Class A Preferred Stock so redeemed. In December 1998 the Company issued 930 shares of Class A Cumulative Non-Convertible Redeemable Preferred Stock, Series A (the "Class A Preferred Stock") in exchange for marketable securities valued at $930,000. In January 1999, the holder of all 930 shares of the Class A 14% Cumulative Non-Convertible Redeemable Preferred Stock ("Class A Preferred") of the Company exchanged such Class A Preferred shares for the issuance of 930 shares of the Class C Preferred of the Company, and the issuance of warrants to purchase 260,000 shares of Common Stock, at an exercise price of $1.0625 per share, exercisable immediately and expiring in January 2006. Holders of shares of Class C Preferred were entitled to cumulative dividends of $110 per share per annum, payable semi-annually. The Company retained the right to redeem the Class C Preferred, in part or whole, at any time, upon payment of $1,000 per share of Class C Preferred. The Company incurred legal costs in connection with the exchange of Class A for Class C, as well as registration of other securities of $33,905. On July 14, 1999, the Board of Directors of the Company called for redemption all outstanding shares of Class C Preferred of the Company with a record date for such redemption of July 19, 1999. See Note 3.

                                  VIZACOM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     7.   STOCKHOLDERS' EQUITY (CONTINUED)

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

     The Class B Voting Preferred Stock, Series A ("Class B Voting
     Preferred") has maximum liquidation rights of $.001 per share, and does not receive dividends.

8.   INCOME TAXES

     At December 31, 1999, the Company has available net operating loss carryforwards of approximately $35,000,000, after consideration of certain limitations described below, that expire in years 2002 through 2019.
     The significant components of the Company's deferred tax assets, as of December 31, 1999, are as follows:

          Current:
               Reserve for accounts receivable, inventory and other. . . . . . . . .    $    361,000
          Non-current:
               Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,686,000
               Net operating loss carryforwards. . . . . . . . . . . . . . . . . . .      13,938,000
                                                                                        -------------
          Total deferred tax assets. . . . . . . . . . . . . . . . . . . . . . . . .      15,985,000
               Valuation allowance for deferred tax assets . . . . . . . . . . . . .     (15,985,000)
                                                                                        -------------
          Net deferred tax assets. . . . . . . . . . . . . . . . . . . . . . . . . .    $          0
                                                                                        =============

          The Company's profit (loss) before income taxes is comprised of the following:

                                                                                    Year Ended December 31,
                                                                                -------------------------------
                                                                                     1999             1998
                                                                                     ----             ----
          United States . . . . . . . . . . . . . . . . . . . . . . . .         $  (4,085,861)   $ (3,071,051)
          Foreign . . . . . . . . . . . . . . . . . . . . . . . . . . .            (1,791,619)        693,877
                                                                                --------------   -------------
                                                                                $  (5,877,480)   $ (2,377,174)
                                                                                ==============   =============

                                  VIZACOM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   INCOME TAXES (CONTINUED)

     The income tax benefit of $(250,978) for 1999 consists principally of the sale of certain net operating losses in connection with a state technology transfer program. The income tax provision of $29,541 for 1998 consists principally of foreign taxes which are currently payable.

     The reconciliation of income tax computed at the United States federal statutory tax rates to the recorded income tax expense is as follows:

                                                                                 Year Ended December 31,
                                                                             -------------------------------
                                                                                 1999               1998
                                                                                 ----               ----
          Tax (benefit) at United States federal statutory rates. . . . .    $ (1,998,000)     $  (808,000)
          Non-usable net operating loss carryforwards and other
            permanent differences . . . . . . . . . . . . . . . . . . . .      23,598,000          999,000
          Change in valuation allowance . . . . . . . . . . . . . . . . .     (21,600,000)        (191,000)
          Foreign and state income taxes (benefit). . . . . . . . . . . .        (250,978)          29,541
                                                                             -------------     ------------
                                                                             $   (250,978)     $    29,541
                                                                             =============     ============

     The Tax Reform Act of 1986 enacted a complex set of rules limiting the potential utilization of net operating loss and tax credit carryforwards in periods following a corporate "ownership change." In general, for federal income tax purposes, an ownership change is deemed to occur if the percentage of stock of a loss corporation owned (actually, constructively and, in some cases, deemed) by one or more "5% shareholders" has increased by more than 50 percentage points over the lowest percentage ownership of such stock owned during a three-year testing period. With regard to the purchase of SPC, such a change in ownership occurred. Utilization of the net operating loss carry- forwards of SPC may be further limited by reason of the consolidated return/separate return limitation year rules. As a result of the change, the Company's ability to utilize its net operating loss carryforwards will be limited to approximately $1.2 million of taxable income per year for losses through December 31, 1996. The Company has concluded that certain of its net operating loss carryforwards will not be usable as a result of these various limitation rules, and accordingly has eliminated them as deferred tax assets in 1999 against the related valuation allowance. The decrease of $21,600,000 in the valuation allowance during the year ended December 31, 1999 was due principally to this application.

     In connection with the purchase of SPC in December 1996, the Company applied for a closing agreement with the Internal Revenue Service (the "IRS") in September 1997 pursuant to which the Company will become jointly and severally liable for SPC's tax obligations upon occurrence of a "triggering event" requiring recapture of dual consolidated losses previously utilized by SPC. Such closing agreement would avoid SPC's being required to recognize a tax of approximately $8 million on approximately $24.5 million of SPC's pre-acquisition dual consolidated losses. The IRS has, to date, refused to grant the Company's application for such a closing agreement because of alleged deficiencies in SPC's pre-acquisition dual loss certifications. The Company received notification from the IRS that it determined not to act on its application until SPC submitted certain filings pertaining to pre-acquisition consolidated tax year return filings made by SPC. The Company has submitted these filings in an application for relief. The Company believes that should the IRS accept the application for relief, and once the re-application for a closing agreement is made, the IRS should agree to such a closing agreement. However, no assurance can be given that the IRS will do so, and any failure to do so could result in the recognition of this tax liability. Should such a closing agreement be obtained, in certain circumstances, a future acquirer of the Company may also be required to agree to a similar closing agreement in order to avoid the same tax liability, to the extent it is able to do so. This could have a material adverse effect on the Company's future ability to sell SPC.

                                  VIZACOM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   STOCK OPTION PLANS

     The Company has four stock options plans: the 1994 Long-Term Incentive
     Plan (the "1994 Incentive Plan"), the Outside Directors and Advisors Stock Option Plan (the "Company Directors Plan"), and the Software Publishing Corporation 1989 Stock Option Plan and Software Publishing Corporation 1991 Stock Option Plan (collectively, the "SPC Stock Plans"). All plans are administered by the Board of Directors or a committee thereof.

     Elements of the Company's various stock option plans include the following:

     THE 1994 INCENTIVE PLAN - In December 1993, the Company's Board of Directors and stockholders adopted the 1994 Incentive Plan. Under the terms of the 1994 Incentive Plan, the Company's Board of Directors or a committee thereof may grant options, stock appreciation rights, restricted stock performance grants of the Company's common stock, cash or other assets to employees, consultants and others who perform services for the Company at such prices as may be determined by the Board of Directors (which price may be no less than 85% of the fair market value of the common stock on the date of grant in the case of nonqualified stock options). In July 1999, the Company's stockholders approved the increase of the maximum number of shares of common stock subject to the 1994 Incentive Plan from 1,333,333 to 5,000,000. The options currently outstanding vest over a period of up to five years and expire after 10 years.

     THE COMPANY DIRECTORS PLAN - In August 1995, the Company's Board of Directors and stockholders approved the Company Directors Plan. Under the terms of this plan, each new non-employee director receives options to purchase 25,000 shares exercisable at fair market value on the date of grant upon becoming such a director. In addition, on each August 1 thereafter each such person will receive options to purchase 25,000 shares of the Company's common stock at an exercise price equal to the fair market value at the respective dates of grant. In July 1999, the Company's stockholders approved the increase of the maximum number of shares of common stock under the Company Directors Plan from 166,666 to 750,000. The options vest over a period of two years and expire after 10 years.

     THE SPC PLANS - Options under the SPC Stock Plans may be granted for periods of up to ten years, for the 1989 plan, at prices no less than 50% of fair value and, for the 1991 plan, an exercise price no lower than 85% of fair value, in each case for non qualified options, and at not less than fair market value for incentive stock options. To date all options have been issued at fair value. Options become exercisable at such times and under such conditions as determined by the Board of Directors. As a result of the acquisition of SPC by the Company all options outstanding under the SPC Plans were converted (based on the exchange ratio used to complete the acquisition) to options to acquire the Company's common stock. The maximum number of shares of common stock subject to the SPC Stock Plans is 223,040.

     In addition to the plans described above, the Company's Board of Directors from time-to-time has granted outside consultants, employees, and vendors non-plan options. Specific terms of each such grant are at the sole discretion of the Board of Directors and are generally at prices not less than the fair market value at the date of grant.

                                  VIZACOM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   STOCK OPTION PLANS (CONTINUED)

     Option activities under the plans and for the non-plan options are detailed in the following table:

                                                                                                          Weighted
                                                                                                          Average
                                                          1994      Company's                             Exercise
                                                       Incentive    Directors      SPC         Non-      Price Per
                                                          Plan        Plan        Plans        Plan        Share
                                                       ----------   ----------   ---------    --------    ---------
     Outstanding at January 1, 1998 . . . . . . .       1,158,231     118,445      71,916       50,000    $   6.87
       Granted. . . . . . . . . . . . . . . . . . .       495,001      49,998          --           --         .95
       Forfeited. . . . . . . . . . . . . . . . . .      (511,535)    (12,781)    (63,876)     (33,334)      (7.26)
       Repriced - granted . . . . . . . . . . . . .       430,723      34,477          --           --        1.38
       Repriced - forfeited . . . . . . . . . . . .      (430,723)    (34,477)         --           --       (4.01)
                                                       -----------  ---------    ---------    ---------   ---------
     Outstanding at December 31, 1998 . . . . . . .     1,141,697     155,662       8,040       16,666    $   2.43
       Granted. . . . . . . . . . . . . . . . . . .       400,000      75,000     215,000      442,033        1.58
       Forfeited. . . . . . . . . . . . . . . . . .      (177,212)    (55,555)     (5,055)      (3,000)      (2.27)
       Exercises. . . . . . . . . . . . . . . . . .       (13,478)     (2,222)         --       (1,750)       1.35
                                                       -----------  ----------   ---------    ---------   ---------
     Outstanding at December 31, 1999 . . . . . . .     1,351,007     172,885     217,985      453,949    $   2.13
                                                       ===========  ==========   =========    =========   =========

     Exercisable at December 31, 1999 . . . . . . .       795,880     116,283      78,147      174,032    $   2.59
                                                       ===========  ==========   =========    =========   =========

     Exercisable at December 31, 1998 . . . . . . .       459,929     130,592       8,040       16,666    $   3.72
                                                       ===========  ==========   =========    =========   =========

     As of December 31, 1999, 5,899,119 shares of common stock are reserved for issuance under the plans described above.

     On May 27, 1998, the Company effected a one-for-three reverse stock split. All option balances and activities have been adjusted to reflect this reverse stock split.

                                  VIZACOM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     9.   STOCK OPTION PLANS (CONTINUED)

     Effective July 1998, the Company adopted a repricing program pursuant to which (a) the Company offered to each optionee (each, an "Eligible Optionee") granted one or more options under any of the Company's various stock plans who, as of July 17, 1998, was either an employee or a director of the Company, the right to exchange each outstanding option (each, an "Eligible Option") granted to such Eligible Optionee under the Company's various stock option plans for the issuance of two options, the first such option (the "New Option") entitling the Eligible Optionee to purchase up to 75% of the number of shares of common stock that were issuable under the Eligible Option so exchanged, at an exercise price per share equal to $1.375, the closing per share price on the effective date of the repricing program, and the second such option (the "Non-Repriced Option") entitling such Eligible Optionee to purchase up to 25% of the number of shares of common stock that were issuable under the Eligible Option so exchanged, at an exercise price per share equal to the exercise price per share under the Eligible Option so exchanged. To the extent the Eligible Option so exchanged was exercisable, the Non-Repriced Option shall be exercisable and, where the number of shares exercisable under the Eligible Option so exchanged exceeded the number of shares issuable under the Non-Repriced Option, any such options shall be immediately exercisable under the New Option. Further, to the extent the Eligible Option so exchanged was not exercisable, the Non-Repriced Option shall first become exercisable in accordance with the earliest dates set forth in the Eligible Option so exchanged for the exercisability of shares issuable under the Eligible Option so exchanged, and the shares of common stock issuable under the New Option shall become exercisable over the next four years. In addition, each New Option shall have a term expiring ten years from the effective date of the repricing program and shall be deemed granted under such of the Plans under which the Eligible Option was originally granted and the Non-Repriced Option shall be deemed granted under such of the Plans under which the Eligible Option was originally granted. Except as otherwise noted, each of the Repriced Options shall otherwise be identical to the Eligible Option so exchanged.

     The weighted average fair value of options granted was $.93 and $.60 for 1999 and 1998, respectively.

                                  VIZACOM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     9.   STOCK OPTION PLANS (CONTINUED)

     At December 31, 1999, for each of the following classes of options as determined by range of exercise price, the following information regarding weighted-average exercise prices and weighted average remaining contractual lives of each class is as follows:

                                                                                                     Weighted
                                                                   Weighted                          Average
                                                   Weighted        Average                           Exercise
                                                   Average        Remaining         Number of        Price of
                                       Number      Exercise     Contract Life        Options         Options
                                         of        Price of     of Outstanding      Currently       Currently
          Option Class                Options       Options        Options         Exercisable     Exercisable
          ------------                -------       -------        -------         -----------     -----------

     Prices ranging from:
       $  0.59 - $  1.38 . . . .    1,700,005     $   1.16          8.94            797,609          $ 1.07
       $  2.00 - $  3.83 . . . .      358,235         3.35          8.38            241,066            3.48
       $  4.50 - $  7.50 . . . .       54,776         6.64          5.22             54,109            6.63
       $ 10.99 - $ 13.99 . . . .       57,729        11.85          6.08             52,033           11.92
       $ 17.63 - $ 23.25 . . . .       25,081        17.64          6.58             19,525           17.65

     Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123, and has been determined as if the Company had been accounting for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1999 and 1998, respectively: weighted-average risk-free interest rates of 5.3% for 1999 and 5.21% for 1998; no dividends; volatility factors of the expected market price of the Company's common stock of 100% for 1999 and 70% for 1998; and a weighted-average expected life of the options of 2 years for 1999 and 5 years for 1998.

     The Company applies APB Opinion No. 25 and its related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plan grants. Had compensation cost been determined using the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been changed as indicated below:

                                                                           1999           1998
                                                                           ----           ----
          Pro forma net loss . . . . . . . . . . . . . . . . . .      $ (7,036,731)   $ (3,083,875)
          Pro forma net loss per share - basic and diluted . . .      $      (1.18)   $       (.84)

     The pro forma disclosures presented above for 1999 and 1998, respectively, reflect compensation expense only for options granted in 1996 and thereafter. These amounts may not necessarily be indicative of the pro forma effect of SFAS No. 123 for future periods in which options may be granted, due to possible future grants and the effect of the exclusion of pre-1996 grants.

10.  RETIREMENT PLANS

     The Company maintains a defined contribution 401(k) savings plan
     ("401(k) plan") for the benefit of eligible employees. Under the 401(k) plan, a participant may elect to defer a portion of annual compensation. Contributions to the 401(k) plan are immediately vested in plan participants' accounts. Plan expenses were $3,310 and $3,444 for 1999 and 1998, respectively. The Company provides similar plans for the benefit of eligible employees at its European subsidiaries.

                                  VIZACOM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  COMMITMENTS AND CONTINGENCIES

     LITIGATION

     On January 30, 1998, an action was commenced against the Company, its current chief executive officer and its former chief executive officer. The action alleged that the plaintiffs' investment in 296,333 shares of common stock for $919,495 was made based upon certain information that was intended to deceive the plaintiffs. The plaintiffs sought to recind the investment and certain other relief. The case has been dismissed with prejudice with no further cost to the Company.

     In May 1998, an action commenced by the Company's former Chairman of the Board, President and Chief Executive Officer and his wife, also a former officer and director of the Company, was settled at a cost to the Company of approximately $200,000, which amount had been accrued at December 31, 1997.

     In the fourth quarter of 1998, an action was commenced against the Company in California in which plaintiff is seeking $300,000 in damages for the Company's alleged violation of a lease for office space located in San Jose, California. This is the location at which SPC had its principal place of business and at which the Company had its principal executive offices during the period of January 1997 through January 1998. The Company no longer has any offices at this location. The Company has filed an answer in this action denying the plaintiffs' claims and plans to file a summary judgement motion seeking a determination in its favor on the claims. The Company believes that the plaintiffs claims are without merit and intends to vigorously defend itself in this action.

     In February 2000 the Company received a demand for arbitration with respect to certain fees payable in connection with an investment banking agreement which it terminated. The claim calls for payment of $45,000 and reinstatement of warrants to purchase 150,000 shares of common stock, cancelled upon termination, and legal and other expenses in connection with the arbitration. The Company believes that the claims in this action are without merit and intends to vigorously defend itself in this action.

     The Company has other litigation matters in progress in the ordinary course of business. In the opinion of management, all pending litigation of the Company will be resolved without a material adverse effect on the Company's financial position, results of operations or cash flows.

     EMPLOYMENT AGREEMENT

     On July 14, 1999, the Company entered into a three-year employment agreement with the Company's President and Chief Executive Officer, Mark E. Leininger. Under the terms of the agreement, Mr. Leininger will receive $162,500 base pay with minimum $10,000 annual increases during the term of the agreement. Such annual increases may be revised upward at the discretion of the Compensation Committee of the Board of Directors. Mr. Leininger will receive a $25,000 bonus upon the Company's attainment of its first profitable fiscal quarter. Mr. Leininger will also receive a quarterly bonus of 3% of the Company's income before extraordinary items. In the event of a change of control, the agreement provides that Mr. Leininger shall have the right to terminate the employment agreement within six months thereafter, and receive payment of three times the average annual cash compensation paid by the Company to Mr. Leininger over the previous five years, less $1.00. The agreement further contains restrictions on the officer engaging in competition with the Company for the term thereof and for up to one year thereafter, and provisions protecting the Company's proprietary rights and information.

                                  VIZACOM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

     LONG TERM CONSULTING AGREEMENT

     The Company has entered into a five-year financial consulting agreement pursuant to which the Company is required to pay .30% of its net revenue (subject to an annual minimum fee of $125,000, and an annual maximum fee of $250,000) to the consultant. The term of the agreement may be automatically extended by an additional eighteen months if the Company reports annual net revenues of $40,000,000, and an additional eighteen months should net revenues exceed $60,000,000. At December 31, 1999 the Company has accrued $125,000 in connection with this agreement.

     PURCHASE COMMITMENT

     On July 27, 1999 the Company entered into a minimum annual purchase commitment of approximately $230,000 with a distributor of certain software the Company intends to sell in its direct mail operation.

12.  FOREIGN AND DOMESTIC OPERATIONS

     The Company conducts its business within the computer software industry.

     Foreign and domestic operations as of December 31, 1999 and for the year then ended are as follows:


                                                           United
                                                           States            Europe           Consolidated
                                                        ------------      ------------        ------------
     Net sales. . . . . . . . . . . . . . . . . . . .   $  6,730,271      $ 13,161,086        $ 19,891,357
     Income (loss) before income taxes. . . . . . . .     (4,085,861)       (1,791,619)         (5,877,480)
     Depreciation and amortization. . . . . . . . . .      2,758,104           149,654           2,907,758
     Income tax expense (benefit) . . . . . . . . . .       (216,044)          (34,934)           (250,978)
     Interest expense . . . . . . . . . . . . . . . .         29,494            12,128              41,622
     Interest income. . . . . . . . . . . . . . . . .        (55,181)          (24,088)            (79,269)

     Identifiable assets as of December 31, 1999. . .   $  6,214,873      $  4,260,098        $ 10,474,971
                                                        =============     =============       =============

     Foreign and domestic operations as of December 31, 1998 and for the year then ended are as follows:

                                                           United
                                                           States            Europe           Consolidated
                                                        -------------     -------------       ------------
     Net sales . . . . . . . . . . . . . . . . . . . .  $  8,431,271      $  9,840,462        $  18,271,733
     Income (loss) before income taxes . . . . . . . .    (3,071,051)          693,877           (2,377,174)
     Depreciation and amortization . . . . . . . . . .     2,462,708           108,216            2,570,924
     Income tax expense. . . . . . . . . . . . . . . .            --            29,541               29,541
     Interest expense. . . . . . . . . . . . . . . . .        24,085            25,000               49,085
     Interest income . . . . . . . . . . . . . . . . .       (60,148)          (87,566)            (147,714)

     Identifiable assets as of December 31, 1998 . . .  $  5,523,240      $  4,789,456        $  10,312,696
                                                        =============     =============       ==============

                                  VIZACOM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  RELATED PARTY TRANSACTIONS

     The Company compensates its Chairman of the Board for his services as such at the rate of $60,000 per annum. During 1998, the Company paid $30,000 under this arrangement and issued 30,000 shares of Common Stock in satisfaction of $22,500 of its obligations under such compensation arrangement. In November 1999, the Company agreed to pay its Chairman an additional $3,000 per month for November and December 1999 for additional services the Company requested that he perform.

     The Company incurred legal expenses of approximately $447,000 in 1999 (approximately $123,000 related to equity transactions and was charged to additional paid in capital) and $448,000 in 1998 to a law firm in which a director of the Company was a member, of which approximately $124,000 is included in accounts payable at December 31, 1999.

     In April 1999, the Company issued options to purchase 25,000 shares of its common stock to employees of its legal counsel, at an exercise price of $1.03. In July 1999, 50,000 shares of common stock were issued to the members of the Company's corporate law firm, of which a director of the Company is a member, in payment of legal fees. In addition, in June and July 1999, options to purchase an aggregate of 100,000 shares of common stock were granted to the members of this law firm at exercise prices of $2.75 and $3.08 per share. Options to purchase 75,000 of these shares were granted under the Company's 1994 Long Term Incentive Plan.

     On January 28, 2000 the Company issued options to purchase 24,000 shares of its common stock to certain members of this law firm.

14.  CUSTOMER CONCENTRATION AND CREDIT RISK

     For the year ended December 31, 1999, one customer accounted for 19% of the Company's consolidated net accounts receivable. For the year ended December 31, 1998, the same customer accounted for approximately 12.7% and 36% of consolidated net revenues and accounts receivable, respectively. The Company is not aware of any significant concentration of business transacted with a particular customer that could, if suddenly eliminated, have a material adverse impact on its operations. The Company does not have a concentration of available sources of labor, services, licenses or other rights that could, if suddenly eliminated, have a material adverse impact on its operations.

15.  SUBSEQUENT EVENTS

     On January 8, 2000 the Company entered into a $1,000,000 unsecured line of credit note agreement with a foreign company under which it borrowed the maximum amount and repaid it in full with accrued interest in March 2000. See Note 6.

     On January 8, 2000 the Company entered into a consulting agreement under which the Company issued an aggregate of 650,000 warrants exercisable at $3.00 per share.

     The Company entered into multiple acquisitions subsequent to December
     31, 1999. On February 15, 2000 the Company acquired Renaissance Multimedia. On March 9, 2000 the Company acquired Junction 15. On March 27, 2000 the Company acquired PWR Systems. These acquisitions are described in Notes 2 and 3.

     In March 2000 the Company completed two private placements in which it sold an aggregate of 1,699,425 shares of its common stock for gross proceeds of $7,609,289, before associated transaction costs. See Note 7.

  INDEPENDENT AUDITORS' REPORT

  To the Board of Directors
  Renaissance Computer Art Center, Inc.
  New York, New York


  We have audited the accompanying balance sheet of Renaissance Computer Art Center, Inc. as of December 31, 1999, and the related statements of operations and retained earnings and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

  In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Renaissance Computer Art Center, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




  /s/ Richard A. Eisner & Company, LLP
  Richard A. Eisner & Company, LLP

  New York, New York
  March 20, 2000

RENAISSANCE COMPUTER ART CENTER, INC.

BALANCE SHEET
DECEMBER 31, 1999

ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . .  $  131,316
  Accounts receivable . . . . . . . . . . . . . . . . . . . . .     245,270
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . .      19,854
                                                                 -----------
    Total current assets                                            396,440

Property and equipment, at cost, less accumulated
  depreciation of $195,507 . . . . . . . . . . . . . . . . . .       81,677
Security deposits and other assets . . . . . . . . . . . . . .       14,424
                                                                 -----------
                                                                 $  492,541
                                                                 ===========

LIABILITIES
Current liabilities:
  Notes payable. . . . . . . . . . . . . . . . . . . . . . . .   $   13,663
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .       57,451
  Accrued expenses and other current liabilities . . . . . . .      144,352
  Deferred income taxes. . . . . . . . . . . . . . . . . . . .       14,000
  Capital lease obligation . . . . . . . . . . . . . . . . . .        6,793
  Due to shareholder . . . . . . . . . . . . . . . .                 19,475
                                                                 -----------
    Total current liabilities                                       255,734

Note payable - long-term . . . . . . . . . . . . . . . . . . .       39,381
Capital lease obligation - long-term . . . . . . . . . . . . .        1,803
                                                                 -----------
                                                                    296,918
                                                                 -----------

Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock, no par value; 1,000 shares
   authorized; 500 shares issued and outstanding . . . . . . .        1,000
Additional paid-in capital . . . . . . . . . . . . . . . . . .      119,577
Retained earnings. . . . . . . . . . . . . . . . . . . . . . .       75,046
                                                                 -----------
                                                                    195,623
                                                                 -----------
                                                                 $  492,541
                                                                 ===========

SEE NOTES TO FINANCIAL STATEMENTS

RENAISSANCE COMPUTER ART CENTER, INC.

STATEMENT OF OPERATIONS AND RETAINED EARNINGS
YEAR ENDED DECEMBER 31, 1999

Net revenues. . . . . . . . . . . . . . . . . . . . . . . . .    $1,531,400
Cost of goods sold. . . . . . . . . . . . . . . . . . . . . .       546,490
                                                                 -----------

Gross profit. . . . . . . . . . . . . . . . . . . . . . . . .      984,910
Selling, general and administrative expenses. . . . . . . . .      925,276
                                                                 ----------

Income from operations. . . . . . . . . . . . . . . . . . . .       59,634

Other income (expenses):
  Other income. . . . . . . . . . . . . . . . . . . . . . . .         2,456
  Interest expense. . . . . . . . . . . . . . . . . . . . . .          (788)
                                                                 -----------

Income before provision for income taxes. . . . . . . . . . .        61,302
Provision for income taxes. . . . . . . . . . . . . . . . . .        23,000
                                                                 -----------

Net Income. . . . . . . . . . . . . . . . . . . . . . . . . .        38,302
Retained earnings, beginning of year  . . . . . . . . . . . .        36,744
                                                                 -----------

Retained earnings, end of year. . . . . . . . . . . . . . . .    $   75,046
                                                                 ===========


SEE NOTES TO FINANCIAL STATEMENTS

RENAISSANCE COMPUTER ART CENTER, INC.

STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 1999

Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .    $   38,302
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization . . . . . . . . . . . . . .        24,639
    Deferred income taxes . . . . . . . . . . . . . . . . . .        14,000
    Changes in:
      Accounts receivable . . . . . . . . . . . . . . . . . .      (121,575)
      Prepaid expenses. . . . . . . . . . . . . . . . . . . .       (19,854)
      Other assets. . . . . . . . . . . . . . . . . . . . . .        (4,203)
      Accounts payable. . . . . . . . . . . . . . . . . . . .        47,513
      Accrued expenses and other current liabilities. . . . .        65,001
                                                                 -----------

        Net cash provided by operating activities                    43,823
                                                                 -----------

Cash flows from investing activities:
  Purchases of property and equipment. . . . . . . . . . . .       (42,096)
                                                                 ----------

Cash flows from financing activities:
  Proceeds from issuance of notes payable. . . . . . . . . .         55,000
  Payment of notes . . . . . . . . . . . . . . . . . . . . .         (1,956)
  Payments of capital lease obligation . . . . . . . . . . .        (17,292)
                                                                 -----------
      Net cash provided by financing activities. . . . . . .         35,752
                                                                 -----------

Increase in cash and cash equivalents                                37,479
Cash and cash equivalents, beginning of year . . . . . . . .         93,837
                                                                 -----------

Cash and cash equivalents, end of year . . . . . . . . . . .     $  131,316
                                                                 ===========

Supplemental disclosures of cash flow information:
  Cash paid for interest. . . . . . . . . . . . . . . . . .      $      788
  Cash paid for income taxes. . . . . . . . . . . . . . . .      $   41,243

Noncash investing and financing transaction:
  Purchase of equipment through capital leases. . . . . . .      $    2,902


SEE NOTES TO FINANCIAL STATEMENTS

RENAISSANCE COMPUTER ART CENTER, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999

NOTE A - ORGANIZATION AND BUSINESS

Renaissance Computer Art Center, Inc. (the "Company") is a full-service new media design and production firm, focused on interactive multimedia Internet websites and events. The Company also develops business-to business marketing tools using multimedia and digital video. The Company's production services include project development, scripting, design, illustration, authoring, and software programming.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 [1]   CASH EQUIVALENTS:

 The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

 [2] PROPERTY AND EQUIPMENT:

 Property and equipment are reported at cost.  Major  expenditures  for property and those which substantially increase useful lives are capitalized. Maintenance, repairs, and minor renewals are expensed as incurred. When assets are retired or otherwise disposed of, their costs and related accumulated depreciation are removed from the accounts, and resulting gains or losses are included in operations. Depreciation is provided through the use of the straight-line method over the estimated useful lives of the related assets.

 [3] USE OF ESTIMATES:

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 [4] CONCENTRATION OF CREDIT RISK:

 Financial instruments which potentially subject the Company to credit risk consist principally of trade receivables. To reduce credit risk, the Company performs credit evaluations of its customers' financial condition. The Company's customers, with which it does the majority of its business, are well known and financially stable. The Company maintains reserves when necessary for potential credit losses for trade accounts receivable. Historically, the Company has not experienced any significant losses in any particular industry or geographic area.

RENAISSANCE COMPUTER ART CENTER, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 [5] ADVERTISING COSTS:

 Advertising costs are expensed as incurred.


 [6] FAIR VALUE OF FINANCIAL INSTRUMENTS:

 Carrying amounts of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities approximate fair value due to their relatively short maturities. The carrying amount of notes payable approximated fair value because interest is charged at market rates.

 [7] REVENUE RECOGNITION:

 Revenue for production services is based on individual customer contracts and is recognized using the percentage-of-completion method, based on the proportion of actual costs incurred to date to total estimated costs for each contract.

 [8] INCOME TAXES:

 The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of assets and liabilities and are measured using enacted laws and tax rates that will be in effect when the differences are expected to reverse.


NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31, 1999:

                                   ESTIMATED USEFUL
                                         LIVES              COST
                                   ----------------      ----------

     Computer software                 3 years            $ 20,000
     Computer equipment                5 years             231,883
     Furniture and equipment           7 years              20,751
     Leasehold improvements         Life of lease            4,550
                                                          --------

                                                           277,184
     Less accumulated depreciation                         195,507
                                                          --------

     Net property and equipment                           $ 81,677
                                                          ========

RENAISSANCE COMPUTER ART CENTER, INC.

NOTES TO FINANCIAL STATMENTS
DECEMBER 31, 1999

NOTE C - PROPERTY AND EQUIPMENT (CONTINUED)

The Company has acquired computer equipment under lease arrangements that are classified as capital leases. These acquisitions are accordingly included in the property and equipment balances (see Note D below).

Depreciation and amortization expense was $24,639 for the year ended December 31, 1999.


NOTE D - CAPITAL LEASES

As discussed in Note C above, the Company acquired computer equipment under lease arrangements classified as capital leases. The lease obligations require aggregate installments ranging from $157 to $968 per month through December 2001. The interest rates on these leases range from approximately 12% to 18%.

The following is a schedule of future minimum lease payments under capital lease obligations at December 31,1999:


     YEAR ENDING
     DECEMBER 31,                                 AMOUNT
     ------------                               ----------

        2000                                    $ 7,433
        2001                                      1,883
                                                -------

                                                  9,316
     Less amount representing interest              720
                                                -------

     Present value of minimum lease payments      8,596
     Less current portion                         6,793
                                                -------

     Long-term portion                          $ 1,803
                                                =======

The net book value of equipment held under capital leases at December 31, 1999 was $17,545.


NOTE E - NOTE PAYABLE

     Due in monthly installments of $1,956, which includes
       interest at 13.671%, commencing on January 1, 2000
       and continuing through November 1, 2002                     $ 53,044
     Less current portion                                            13,663
                                                                   --------

                                                                   $ 39,381
                                                                   ========

RENAISSANCE COMPUTER ART CENTER, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999

NOTE E - NOTE PAYABLE (CONTINUED)

The following is a schedule of future payments due under the note payable at December 31, 1999:


     YEAR ENDING
     DECEMBER 31,                                 AMOUNT
     ------------                               ----------

        2000                                    $  13,663
        2001                                       19,266
        2002                                       20,115
                                                ---------

                                                $  53,044
                                                =========



NOTE F - OPERATING LEASE

The Company rents office space in New York City under a five-year lease arrangement ending April 2002 that is classified as an operating lease. Rent expense was approximately $44,000 for the year ended December 31, 1999.

The following is a schedule of the future minimum lease obligations under the operating lease at December 31, 1999:


     YEAR ENDING
     DECEMBER 31,                                 AMOUNT
     ------------                               ----------

        2000                                     $ 54,000
        2001                                       55,000
        2002                                       19,000
                                                 --------

                                                 $128,000
                                                 ========


NOTE G - INCOME TAXES

The provision for income taxes for the year ended December 31, 1999 is composed of the following:


     Current:
       Federal                                    $  6,000
       State and local                              12,000
                                                  --------

                                                    18,000
                                                  --------

     Deferred:
       Federal                                      2,800
       State and Local                              2,200
                                                  -------
                                                    5,000
                                                  -------
                                                  $23,000
                                                  =======

RENAISSANCE COMPUTER ART CENTER, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999

NOTE G - INCOME TAXES (CONTINUED)

The Company files its income tax returns on the cash basis of accounting. Deferred income taxes represent the expected future tax consequences of the differences between (i) the carrying amounts of the assets and liabilities (principally accounts receivable and accounts payable and accrued expenses which are stated, for financial reporting purposes, on the accrual basis) and (ii) their income tax basis, and differences in depreciation for financial reporting and income tax purposes.

Deferred tax assets and liabilities at December 31, 1999 consist of:

     Deferred tax asset:
       Depreciation                               $  2,000
     Deferred tax liability:
       Accrual to cash basis                       (16,000)
                                                  ---------
     Net deferred tax liability                   $(14,000)
                                                  =========

The difference between the provision for taxes computed at the statutory rate of 15% and the reported amount of tax expense attributable to income before income tax is principally due to state and local income taxes.


NOTE H - ADVERTISING COSTS

The Company recorded advertising expense of approximately $42,000 for the year ended December 31, 1999.


NOTE I - DUE TO SHAREHOLDER

The loan payable to a shareholder is expected to be forgiven upon consummation of the business combination referred to in Note J.


NOTE J - SUBSEQUENT EVENT

On February 15, 2000, the Company was acquired by Vizacom Inc. The aggregate purchase price was approximately $2,000,000, of which $1,750,000 was paid to the Companys' shareholders by issuance of 449,870 shares of Vizacom Inc. common stock, and the balance of $250,000 consisted of a cash payment. Additionally, Vizacom Inc. granted options to purchase an aggregate of 600,000 shares of its common stock under its 1994 Long-term Incentive Plan to certain employees of the Company.

JUNCTION 15 LIMITED

DIRECTORS' REPORT
FOR THE YEAR ENDED 31 DECEMBER 1999

The directors present their report and financial statements for the year ended 31 December 1999.

PRINCIPAL ACTIVITIES AND REVIEW OF THE BUSINESS
The principal activity of the company continued to be that of the provision of computer consultancy services.

The directors expect substantial sales growth and a profitable current year.

RESULTS AND DIVIDENDS
The results for the year are set out on page 4.

The company paid a dividend in excess of its distributable reserves. At the time the dividend was paid there were sufficient distributable reserves, based on interim accounts to cover the amount of the dividend.

The directors do not propose a final dividend.

POST BALANCE SHEET EVENTS
Vizacom Inc. acquired all of the company's issued share capital on 9 March 2000.

YEAR 2000
The company did not experience any year 2000 compliance issues on the year change. The directors are satisfied that all major computer systems are compliant, although given the complexity of the problem, it is not possible for any organisation to guarantee that no further year 2000 problems will arise. However, the directors consider that it has sufficient resources available to deal promptly with any such issues, and do not expect to have to expend amounts in excess of normal computer costs on these.

DIRECTORS
The following directors have held office since 1 January 1999:

Ian C.N. McCalla
Paul J. Simpson

DIRECTORS' INTERESTS
THE  DIRECTORS' BENEFICIAL  INTEREST IN THE SHARES OF THE COMPANY WERE AS STATED
BELOW:


                                 Ordinary shares of BP0.10p each              Ordinary bearer shares of BP0.10p each
                              --------------------------------------       ------------------------------------------
                               31 December 1999      1 January 1999         31 December 1999         1 January 1999
                               ----------------      --------------         ----------------         --------------
Ian C.N. McCalla . . . . .            --                   --                      --                      --
Paul J. Simpson. . . . . .            --                   --                      --                      --


                               'A' Ordinary shares of BP0.10p each          'B' Ordinary bearer shares of BP0.10p each
                              --------------------------------------       ------------------------------------------
                               31 December 1999      1 January 1999         31 December 1999         1 January 1999
                               ----------------      --------------         ----------------         --------------

Ian C.N. McCalla . . . . .           620                 26,300                    --                      --
Paul J. Simpson. . . . . .            --                     --                 9,140                   8,790

                                                        'C' Ordinary shares of BP0.10p each
                                                     ---------------------------------------
                                                      31 December 1999       1 January 1999
                                                      ----------------       --------------
Ian C.N. McCalla. . . . . . . . . . . . . . . .              --                    --
Paul J. Simpson . . . . . . . . . . . . . . . .              --                    --

AUDITORS
In accordance with section 385 of the Companies Act 1985, a resolution proposing that Silver Levene be reappointed as auditors of the company will be put to the Annual General Meeting.

DIRECTORS' RESPONSIBILITIES
Company law requires the directors to prepare financial statements for each financial year which give a true and fair view of the state of affairs of the company and of the profit or loss of the company for that period. In preparing those financial statements, the directors are required to:
     -    select suitable accounting policies and then apply them consistently;
     -    make judgements and estimates that are reasonable and prudent;
     - prepare the financial statements on the going concern basis unless it is inappropriate to presume that the company will continue in business.

The directors are responsible for keeping proper accounting records which disclose with reasonable accuracy at any time the financial position of the company and to enable them to ensure that the financial statements comply with the Companies Act 1985. They are also responsible for safeguarding the assets of the company and hence for taking reasonable steps for the prevention and detection of fraud and other irregularities.

By order of the board

Ian C.N. McCaIla
Director
4 April 2000

JUNCTION 15 LIMITED

AUDITORS' REPORT
TO THE BOARD OF DIRECTORS OF JUNCTION 15 LIMITED

We have audited the financial statements on pages 4 to 15 for the year ended December 31, 1999 which have been prepared under the historical cost convention and on the basis of the accounting policies set out in page 8 to the financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with United Kingdom auditing standards which do not differ in any significant respect from United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes, an assessment of the significant estimates and judgements made by the directors in the preparation of the financial statements, and of whether the accounting policies are appropriate to the company's circumstances, consistently applied and adequately disclosed. We believe that our audits provide a reasonable basis for our opinion.

In forming our opinion, we have considered the adequacy of the disclosures made in note 1 of the attached financial statements concerning the ability to generate profits and the continued support of the Company's bankers and owners. In view of the significance of this matter, we consider that it should be drawn to your attention but our opinion is not qualified in this respect.

In our opinion the financial statements referred to above present fairly, in all material respect, the financial position of Junction 15 Limited at 31 December 1999 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United Kingdom.


/s/ Silver Levene
SILVER LEVENE                                April 4, 2000

Chartered Certified Accountants              37 Warren Street
REGISTERED AUDITORS                          London, United Kingdom WIP 5PD

JUNCTION 15 LIMITED

PROFIT AND LOSS ACCOUNT
FOR THE YEAR ENDED 31 DECEMBER 1999

                                                                          1999
                                                         Notes              $

TURNOVER. . . . . . . . . . . . . . . . . . . . .          2              717,804
Cost of sales . . . . . . . . . . . . . . . . . .                        (357,088)
                                                                        ----------
GROSS PROFIT. . . . . . . . . . . . . . . . . . .                         360,716

Distribution costs. . . . . . . . . . . . . . . .                         (78,840)
Administrative expenses . . . . . . . . . . . . .                        (314,100)
Other operating income. . . . . . . . . . . . . .                             647
                                                                        ----------
OPERATING LOSS. . . . . . . . . . . . . . . . . .          3              (31,577)
Interest payable and similar charges. . . . . . .          4               (6,912)
                                                                        ----------
LOSS ON ORDINARY ACTIVITIES BEFORE TAXATION . . .                         (38,489)
Tax on loss on ordinary activities. . . . . . . .          5                1,819
                                                                        ----------
LOSS ON ORDINARY ACTIVITIES AFTER TAXATION. . . .                         (36,670)
Dividends . . . . . . . . . . . . . . . . . . . .          6               (3,701)
RETAINED LOSS FOR THE YEAR. . . . . . . . . . . .         14              (40,371)
                                                                        ==========


The profit and loss account has been prepared on the basis that all operations are continuing operations.

There are no recognised gains and losses other than those passing through the profit and loss account.

JUNCTION 15 LIMITED

BALANCE SHEET
AS AT 31 DECEMBER 1999

                                                                               1999
                                                         Notes           $            $
FIXED ASSETS
Tangible assets . . . . . . . . . . . . . . . . .          7                        39,009

CURRENT ASSETS
Stocks. . . . . . . . . . . . . . . . . . . . . .          8           5,363
Debtors . . . . . . . . . . . . . . . . . . . . .          9         231,862
Cash at bank and in hand. . . . . . . . . . . . .                         40
                                                                   ----------
                                                                     237,265

CREDITORS: AMOUNTS FALLING DUE WITHIN ONE YEAR. .         10        (267,437)
                                                                   ----------

NET CURRENT LIABILITIES . . . . . . . . . . . . .                                   (30,172)
                                                                                   ---------
TOTAL ASSETS LESS CURRENT LIABILITIES . . . . . .                                     8,837
CREDITORS: AMOUNTS FALLING DUE AFTER MORE
    THAN ONE YEAR . . . . . . . . . . . . . . . .         11                        (19,194)
                                                                                   ---------
                                                                                    (10,357)
                                                                                   =========

CAPITAL AND RESERVES
Called up share capital . . . . . . . . . . . . .         13                         6,935
Share premium account . . . . . . . . . . . . . .         14                        26,534
Profit and loss account . . . . . . . . . . . . .         14                       (43,826)
                                                                                   --------
SHAREHOLDERS' FUNDS . . . . . . . . . . . . . . .         15                       (10,357)
                                                                                   ========

The financial statements were approved by the Board on 4 April 2000

Ian C.N. McCalla                                  Paul J. Simpson
Director                                          Director

JUNCTION 15 LIMITED

CASH FLOW STATEMENT
FOR THE YEAR ENDED 31 DECEMBER 1999

                                                                                    1999
                                                                                      $

NET CASH INFLOW/(OUTFLOW) FROM OPERATING ACTIVITIES. . . . . .                     6,979

RETURNS ON INVESTMENTS AND SERVICING OF FINANCE
Interest paid. . . . . . . . . . . . . . . . . . . . . . . . .        (6,912)
                                                                     --------
NET CASH OUTFLOW FOR RETURNS ON INVESTMENTS AND SERVICING
     OF FINANCE. . . . . . . . . . . . . . . . . . . . . . . .                    (6,912)

CAPITAL EXPENDITURE
Payments to acquire tangible assets. . . . . . . . . . . . . .       (32,359)
                                                                     --------
NET CASH OUTFLOW FOR CAPITAL EXPENDITURE . . . . . . . . . . .                   (32,359)

EQUITY DIVIDENDS PAID. . . . . . . . . . . . . . . . . . . . .                    (3,701)
                                                                                 --------
NET CASH OUTFLOW BEFORE MANAGEMENT OF LIQUID RESOURCES
     AND FINANCING . . . . . . . . . . . . . . . . . . . . . .                   (35,993)

FINANCING
Issue of ordinary share capital. . . . . . . . . . . . . . . .        16,413
New long term bank loan. . . . . . . . . . . . . . . . . . . .        12,124
Other new long term loans. . . . . . . . . . . . . . . . . . .         7,070
Other new short term loans . . . . . . . . . . . . . . . . . .         6,859
Capital element of hire purchase contracts . . . . . . . . . .          (871)
                                                                     --------
NET CASH INFLOW/(OUTFLOW) FROM FINANCING . . . . . . . . . . .                    41,595
                                                                                 --------

INCREASE/(DECREASE) IN CASH IN THE YEAR. . . . . . . . . . . .                     5,602
                                                                                 ========

JUNCTION 15 LIMITED

NOTES TO THE CASH FLOW STATEMENT
FOR THE YEAR ENDED 31 DECEMBER 1999

1.   RECONCILIATION OF OPERATING LOSS TO NET CASH OUTFLOW FROM OPERATING ACTIVITIES
                                                                                           1999
                                                                                             $
     Operating loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .               (31,577)
     Depreciation of tangible assets . . . . . . . . . . . . . . . . . . .                17,530
     Decrease/(increase) in stocks . . . . . . . . . . . . . . . . . . . .                49,989
     Increase in debtors . . . . . . . . . . . . . . . . . . . . . . . . .              (137,752)
     Increase in creditors within one year . . . . . . . . . . . . . . . .               108,789
                                                                                        ---------
     NET CASH OUTFLOW FROM OPERATING ACTIVITIES. . . . . . . . . . . . . .                 6,979
                                                                                        =========

2.   ANALYSIS OF NET DEBT
                                                                          Other
                                            1 January,         Cash      non-cash       December
                                               1999            flow      changes        31, 1999
                                                 $               $          $               $
     Net cash:
     Cash at bank and in hand. . . . . . .       524           (484)                          40
     Bank overdrafts . . . . . . . . . . .   (56,073)         6,086                      (49,987)
                                             --------       --------                    ---------
                                             (55,549)         5,602                      (49,947)
                                             --------       --------                    ---------

     Debt:
     Finance leases. . . . . . . . . . . .    (1,794)           871         (35)            (958)
     Debts falling due within one year . .   (14,867)        (6,859)          -          (21,726)
     Debts falling due after one year. . .         -        (19,194)          -          (19,194)
                                             --------       --------      ------        ---------
                                             (16,661)       (25,182)        (35)         (41,878)
                                             --------       --------      ------        ---------
     Net debt. . . . . . . . . . . . . . .   (72,210)       (19,580)        (35)         (91,825)
                                             ========       ========      ======        =========


3    RECONCILIATION OF NET CASH FLOW TO MOVEMENT IN NET DEBT
                                                                                          1999
                                                                                           $
     (Decrease)/increase in cash in the year . . . . . . . . . . . . . . .                 5,602
     Cash inflow from increase in debt and lease financing . . . . . . . .               (25,182)
                                                                                        ---------
     Change in net debt resulting from cash flows. . . . . . . . . . . . .               (19,580)
     New finance lease . . . . . . . . . . . . . . . . . . . . . . . . . .                   (35)
                                                                                        ---------
     MOVEMENT IN NET DEBT IN THE YEAR. . . . . . . . . . . . . . . . . . .               (19,615)
     Opening net debt. . . . . . . . . . . . . . . . . . . . . . . . . . .               (72,210)
                                                                                        ---------
     CLOSING NET DEBT. . . . . . . . . . . . . . . . . . . . . . . . . . .               (91,825)
                                                                                        =========

JUNCTION 15 LIMITED

NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED 31 DECEMBER 1999

1.   ACCOUNTING POLICIES

     1.1 ACCOUNTING  CONVENTION
     The financial statements are prepared under the historical cost convention.

     The financial statements have been prepared on a going concern basis which assumes that the company will continue in operational existence for the foreseeable future.

     The validity of this assumption depends on the company being able to trade profitably in the future and the continued support of the company's bankers and owners. The financial statements do not include any adjustments that would result if the company continued to make losses and such support were withdrawn. If the company was unable to continue to trade, adjustments would have to be made to reduce the value of assets to their recoverable amounts, provide for further liabilities that may arise and to reclassify fixed assets and long term liabilities as current assets and liabilities. The directors consider it appropriate to prepare the financial statements on a going concern basis on the basis that the company will trade profitably and that the owners will support the company for the foreseeable future.

1.2  TURNOVER
     Turnover represents amounts receivable for goods and services net of VAT and trade discounts.

1.3  TANGIBLE FIXED ASSETS AND DEPRECIATION
     Tangible fixed assets are stated at cost less depreciation. Depreciation is provided at rates calculated to write off the cost less estimated residual value of each asset over its expected useful life, as follows:

     Computer equipment                 3 - 5 years
     Fixtures, fittings & equipment     5 - 7 years

1.4  LEASING AND HIRE PURCHASE COMMITMENTS
     Assets obtained under hire purchase contracts and finance leases are capitalised as tangible assets and depreciated over the shorter of the lease term and their useful lives. Obligations under such agreements are included in creditors net of the finance charge allocated to future periods. The finance element of the rental payment is charged to the profit and loss account so as to produce a constant periodic rate of charge on the net obligation outstanding in each period.

     Rentals payable under operating leases are charged against income on a straight line basis over the lease term.

1.5  STOCK AND WORK IN PROGRESS
     Work in progress is valued at the lower of cost and net realisable value.

1.6  PENSIONS
     The pension costs charged in the financial statements represent the contributions payable by the company during the year in accordance with SSAP 24.

1.7  DEFERRED TAXATION
     Deferred taxation is provided at appropriate rates on all timing differences using the liability method only to the extent that, in the opinion of the directors, there is a reasonable probability that a liability or asset will crystallise in the foreseeable future.

1.8  FOREIGN CURRENCY TRANSLATION
     Monetary assets and liabilities denominated in foreign currencies are translated into US $ at the rates of exchange ruling at the balance sheet date. Transactions in UK Sterling currencies are translated at an average rate of US $ 1.61704. All differences are taken to profit and loss account.

1.9  GOVERNMENT GRANTS
     Grants are credited to deferred revenue. Grants towards capital expenditure are released to the profit and loss account over the expected useful life of the assets. Grants towards revenue expenditure are released to the profit and loss account as the related expenditure is incurred.

1.10 COMPARATIVES
     The financial statements have been prepared for the period which is not a statutory accounting period.

     The directors do not require comparatives, and hence none have been prepared. Comparatives are available in the statutory accounts for the 6 months period ended 31 December 1999.

2    TURNOVER
     The total turnover of the company for the year has been derived from its principal activity wholly undertaken in the United Kingdom.

3    OPERATING LOSS
                                                                     1999
                                                                       $
     Operating loss is stated after charging:
     Depreciation of tangible assets . . . . . . . . . . .          17,530
     Operating lease rentals . . . . . . . . . . . . . . .           3,409
     Auditors' remuneration. . . . . . . . . . . . . . . .           5,660
                                                                   ========

4    INTEREST PAYABLE
                                                                     1999
                                                                       $
     On bank loans and overdrafts. . . . . . . . . . . . .           3,607
     On other loans wholly repayable within 5 years. . . .           2,794
     Hire purchase interest. . . . . . . . . . . . . . . .             390
     On overdue tax. . . . . . . . . . . . . . . . . . . .             121
                                                                    -------
                                                                     6,912
                                                                    =======

5    TAXATION
                                                                     1999
                                                                         $
     U.K. CURRENT YEAR TAXATION
     U.K. corporation tax at 20% . . . . . . . . . . . . .          (1,819)
                                                                   ========


6    DIVIDENDS
                                                                     1999
                                                                       $
     Ordinary interim paid . . . . . . . . . . . . . . . .           3,701
                                                                    =======

7    TANGIBLE FIXED ASSETS

     FIXTURES, FITTINGS & EQUIPMENT

                                                                       $
     COST
     At 1 January 1999 . . . . . . . . . . . . . . . . . .          31,237
     Additions . . . . . . . . . . . . . . . . . . . . . .          32,389
                                                                   --------
     At 31 December 1999 . . . . . . . . . . . . . . . . .          63,626
                                                                   --------

     DEPRECIATION
     At 1 January 1999 . . . . . . . . . . . . . . . . . .           7,092
     Charge for the year . . . . . . . . . . . . . . . . .          17,525
                                                                   --------
     At 31 December 1999 . . . . . . . . . . . . . . . . .          24,617
                                                                   --------

     NET BOOK VALUE
     At 31 December 1999 . . . . . . . . . . . . . . . . .          39,009
                                                                   ========
     At 31 December 1998 . . . . . . . . . . . . . . . . .          24,145
                                                                   ========

          Included above are assets held under finance leases or hire purchase contracts as follows:

     PLANT AND MACHINERY
                                                                     1999
                                                                       $
     NET BOOK VALUES
     At 31 December 1999 . . . . . . . . . . . . . . . . .           1,161
                                                                   ========

     DEPRECIATION CHARGE FOR THE YEAR
     At 31 December 1999 . . . . . . . . . . . . . . . . .           1,089
                                                                   ========

8    STOCKS AND WORK IN PROGRESS
                                                                     1999
                                                                       $
     Work in progress. . . . . . . . . . . . . . . . . . .           5,363
                                                                    -------
                                                                     5,363
                                                                    =======

9    DEBTORS
                                                                     1999
                                                                       $
     Trade debtors . . . . . . . . . . . . . . . . . . . .        191,311
     Called up share capital not paid. . . . . . . . . . .             37
     Other debtors . . . . . . . . . . . . . . . . . . . .          3,904
     Prepayments and accrued income. . . . . . . . . . . .         36,610
                                                                  --------
                                                                  231,862
                                                                  ========


10   CREDITORS: AMOUNTS FALLING DUE WITHIN ONE YEAR
                                                                     1999
                                                                       $
     Bank loans and overdrafts . . . . . . . . . . . . . .          66,152
     Net obligations under finance lease and hire
        purchase contracts . . . . . . . . . . . . . . . .            958
     Trade creditors . . . . . . . . . . . . . . . . . . .         38,859
     Other taxes and social security costs . . . . . . . .         62,290
     Other creditors . . . . . . . . . . . . . . . . . . .          6,207
     Accruals and deferred income. . . . . . . . . . . . .         92,971
                                                                  --------
                                                                  267,437
                                                                  ========

11   CREDITORS: AMOUNTS FALLING DUE AFTER MORE THAN ONE YEAR
                                                                     1999
                                                                       $
     Bank loans. . . . . . . . . . . . . . . . . . . . . .          12,124
     Other loans . . . . . . . . . . . . . . . . . . . . .           7,070
                                                                   --------
                                                                    19,194
                                                                   ========


     ANALYSIS OF LOANS
     Wholly repayable within five years. . . . . . . . . .          40,920
                                                                   --------
                                                                    40,920
     Included in current liabilities . . . . . . . . . . .         (21,726)
                                                                   --------
                                                                    19,194
                                                                   ========

     The aggregate amount of creditors for which security has been granted amounted to $86,305.

     The  bank  loan  is  secured   by  a  debenture  and a fixed  and  floating
     charge over all assets of the company.

12   PENSION COSTS
     The company operates a defined contribution pension scheme. The assets of the scheme are held separately from those of the company in an independently administered fund. The pension cost charge represents contributions payable by the company to the fund and amounted to $13,311.

13   SHARE CAPITAL
                                                                       1999
                                                                        BP
     AUTHORISED
     700,000 Ordinary shares of BP0.10 each . . . . . . . .           70,000
     26,200 Ordinary bearer shares of BP0.10 each . . . . .            2,620
     73,800 'A' Ordinary shares of BP0.10 each. . . . . . .            7,380
     100,000 'B' Ordinary shares of BP0.10 each . . . . . .           10,000
     100,000 'C' Ordinary shares of BP0.10 each . . . . . .           10,000
                                                                     --------
                                                                     100,000
                                                                     ========

     ALLOTTED, CALLED UP AND FULLY PAID
                                                                        $
     26,200 Ordinary bearer shares of BP0.10 each . . . . .            4,306
     620 'A' Ordinary shares of BP0.10 each . . . . . . . .              103
     9,140 'B' Ordinary shares of BP0.10 each . . . . . . .            1,521
     6,040 'C' Ordinary shares of BP0.10 each . . . . . . .            1,005
                                                                     --------
                                                                       6,935
                                                                     ========

     All shares rank pari-passu in all respects save that the directors shall be empowered to declare dividends to any one class of share only.

14   STATEMENT OF MOVEMENTS ON RESERVES

                                                              Share      Profit
                                                             premium    and loss
                                                             account    account
                                                                $          $
     Balance at 1 January 1999 . . . . . . . . . . . . .      11,981     (3,455)
     Retained loss for the year. . . . . . . . . . . . .          --    (40,371)
     Premium on shares issued during the year. . . . . .      14,553         --
                                                             --------   --------
     Balance at 31 December 1999 . . . . . . . . . . . .      26,534    (43,826)
                                                             ========   ========



15   RECONCILIATION OF MOVEMENTS IN SHAREHOLDERS FUNDS

                                                                       1999
                                                                         $
     Loss for the financial year . . . . . . . . . . . .             (36,670)
     Dividends . . . . . . . . . . . . . . . . . . . . .              (3,701)
                                                                     --------
                                                                     (40,371)

     Proceeds from issue of shares . . . . . . . . . . .              16,413
                                                                     --------

     Net depletion in shareholders' funds. . . . . . . .             (23,958)
     Opening shareholders' funds . . . . . . . . . . . .              13,601
                                                                     --------
     Closing shareholders' funds . . . . . . . . . . . .             (10,357)
                                                                     ========

16   FINANCIAL COMMITMENTS

     At  31  December  1999  the  company  had  annual   commitments  under
     non-cancellable operating leases as follows:

                                                                       1999
                                                                         $
     LAND AND BUILDINGS
     Expiry date:
     Between two and five years. . . . . . . . . . . . .              41,800
                                                                     ========


17   DIRECTORS' EMOLUMENTS
                                                                      1999
                                                                        $
     Emoluments for qualifying services. . . . . . . . .             64,682
     Company pension contributions to money
      purchase schemes . . . . . . . . . . . . . . . . .              2,911
                                                                    --------
                                                                     67,593
                                                                    ========

18   EMPLOYEES

     NUMBER OF EMPLOYEES
     The average monthly number of employees (including directors) during the year was:
                                                                      1999
                                                                    Number
     Sales and management. . . . . . . . . . . . . . . .                 6
                                                                  =========

     EMPLOYMENT COSTS
                                                                     1999
                                                                       $
     Wages and salaries. . . . . . . . . . . . . . . . .           277,749
     Social security costs . . . . . . . . . . . . . . .            26,979
     Other pension costs . . . . . . . . . . . . . . . .            13,311
                                                                  ---------
                                                                   318,039
                                                                  =========

19   CONTROL

          On 9 March 2000, the company became 100% subsidiary of Vizacom Inc., a company registered the United States of America.

20   RELATED PARTY TRANSACTIONS

     During the year, the company paid $57,133 for subcontract services from Junction 15 (London) Limited, a company in which I.C. McCalla, a director of the company has a beneficial interest. On the balance sheet date, the balance owed between the two companies was $nil.

INDEPENDENT AUDITORS' REPORT

To the Shareholders' of P.C. Workstation Rentals, Inc., and
Storageland, Inc.

We have audited the combined balance sheets of P.C. Workstation Rentals, Inc., and Storageland, Inc. (collectively, the "Companies"), both of which are under common ownership and common management, as of December 31, 1999 and 1998, and the related combined statements of operations and retained earnings and of combined cash flows for the years then ended. These combined financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall combined financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, such combined financial statements present fairly, in all material respects, the combined financial position of the Companies at December 31, 1999 and 1998 and the results of their combined operations and their combined cash flows for the years then ended in conformity with generally accepted accounting principles.

As  discussed  in  Footnote  12  to  the   combined  financial  statements,  the
Companies were acquired by Vizacom, Inc. on March 27, 2000.

Our audits were conducted for the purpose of forming an opinion on the basic combined financial statements taken as a whole. The supplemental schedules listed in the table of contents are presented for purposes of additional analysis of the basic combined financial statements rather than to present the combined financial position and combined results of operations of the individual companies and are not a required part of the basic combined financial statements. These supplemental schedules are the responsibility of the Companies' management. Such supplemental schedules have been subjected to the auditing procedures applied in our audits of the basic combined financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic combined financial statements taken as a whole.


/s/ Deloitte & Touche LLP
March 23, 2000 (March 27, 2000 as to Note 12)

P.C. WORKSTATION RENTALS, INC., AND STORAGELAND, INC.

COMBINED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998

                                                               1999         1998
ASSETS
CURRENT ASSETS:
  Cash. . . . . . . . . . . . . . . . . . . . . . . .     $   457,850   $   229,226
  Accounts receivable (net of allowance for doubtful
    accounts of $168,511 and $121,976, respectively)
    (Notes 2, 5, and 11). . . . . . . . . . . . . . .       3,692,224     2,617,251
  Inventories (Notes 2 and 5) . . . . . . . . . . . .         567,836       187,140
  Prepaid expenses. . . . . . . . . . . . . . . . . .           3,426             -
                                                          ------------  ------------
    Total current assets. . . . . . . . . . . . . . .       4,721,336     3,033,617
PROPERTY AND EQUIPMENT - Net (Notes 2 and 3). . . . .           6,189        13,108
DEFERRED TAX ASSET (Notes 2 and 7). . . . . . . . . .           1,949         9,280
OTHER ASSETS. . . . . . . . . . . . . . . . . . . . .          16,955        16,955
                                                          ------------  ------------
TOTAL . . . . . . . . . . . . . . . . . . . . . . . .     $ 4,746,429   $ 3,072,870
                                                          ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving lines of credit (Note 5). . . . . . . . .     $ 1,748,131   $   779,732
  Notes payable (Note 6). . . . . . . . . . . . . . .         850,000            --
  Accounts payable and accrued expenses . . . . . . .       1,340,160     1,509,234
  Accrued pension (Note 9). . . . . . . . . . . . . .          37,900        39,078
  Deferred revenue (Note 2) . . . . . . . . . . . . .           8,388       173,858
                                                          ------------  ------------
    Total current liabilities . . . . . . . . . . . .       3,984,579     2,501,902
                                                          ------------  ------------
COMMITMENTS (Note 10)
SHAREHOLDERS' EQUITY:
  Common stock (Note 8) . . . . . . . . . . . . . . .              12            12
  Contributed capital . . . . . . . . . . . . . . . .          17,108        17,108
  Retained earnings . . . . . . . . . . . . . . . . .         781,015       590,133
  Treasury stock (Note 8) . . . . . . . . . . . . . .         (36,285)      (36,285)
                                                          ------------  ------------
    Total shareholders' equity. . . . . . . . . . . .         761,850       570,968
                                                          ------------  ------------
  TOTAL . . . . . . . . . . . . . . . . . . . . . . .     $ 4,746,429   $ 3,072,870
                                                          ============  ============

See notes to combined financial statements.

P.C. WORKSTATION RENTALS, INC., AND STORAGELAND, INC.

COMBINED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                               1999         1998
NET SALES (Notes 2 and 11). . . . . . . . . . . . . .     $15,928,205   $11,431,882
COST OF SALES . . . . . . . . . . . . . . . . . . . .      13,094,364     9,614,625
                                                          ------------  ------------
GROSS PROFIT. . . . . . . . . . . . . . . . . . . . .       2,833,841     1,817,257
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES. . . . . . . . . . . . . . . . . . . . . .       2,371,756     1,600,229
                                                          ------------  ------------
INCOME FROM OPERATIONS. . . . . . . . . . . . . . . .         462,085       217,028
INTEREST EXPENSE (Notes 5 and 6). . . . . . . . . . .          83,031        34,361
                                                          ------------  ------------
INCOME BEFORE PROVISION FOR INCOME
  TAXES . . . . . . . . . . . . . . . . . . . . . . .         379,054       182,667
PROVISION FOR INCOME TAXES (Notes 2 and 7). . . . . .          12,541        36,371
                                                          ------------  ------------
NET INCOME. . . . . . . . . . . . . . . . . . . . . .         366,513       146,296

RETAINED EARNINGS, BEGINNING OF YEAR. . . . . . . . .         590,133       531,487
LESS:  NET DISTRIBUTIONS TO PRINCIPAL
  SHAREHOLDERS (Note 4) . . . . . . . . . . . . . . .        (175,631)      (87,650)
                                                          ------------  ------------
RETAINED EARNINGS, END OF YEAR. . . . . . . . . . . .     $   781,015   $   590,133
                                                          ============  ============

See notes to combined financial statements.

P.C. WORKSTATION RENTALS, INC., AND STORAGELAND, INC.

STATEMENTS OF COMBINED CASH FLOWS
YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                               1999         1998

OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . .     $   366,513   $   146,296
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Depreciation and amortization . . . . . . . . . .           6,829         7,331
    Provision for deferred taxes. . . . . . . . . . .           7,331       (10,459)
    Provision for doubtful accounts . . . . . . . . .          46,535       107,460
    Changes in assets and liabilities:
      Increase in accounts receivable . . . . . . . .      (1,121,508)   (1,355,480)
      Decrease (increase) in inventories. . . . . . .        (380,696)       46,299
      Increase in prepaid expenses. . . . . . . . . .          (3,426)           --
      Increase in other assets. . . . . . . . . . . .              --       (15,000)
      Increase (decrease) in accounts payable and
        accrued expenses. . . . . . . . . . . . . . .        (169,074)      623,850
      Increase (decrease) in accrued pension. . . . .          (1,178)       24,078
      Increase (decrease) in deferred revenue . . . .        (165,470)        2,904
                                                          ------------  ------------
        Net cash used in operating activities . . . .      (1,414,144)     (422,721)
                                                          ------------  ------------

FINANCING ACTIVITIES:
  Net borrowings from revolving lines-of-credit . . .         968,399       535,346
  Proceeds from issuance of notes payable . . . . . .         850,000            --
  Repayment of loans from shareholders. . . . . . . .              --       (75,000)
  Acquisition of treasury stock . . . . . . . . . . .              --       (36,285)
  Net distributions to shareholders . . . . . . . . .        (175,631)      (87,650)
                                                          ------------  ------------
        Net cash provided by financing activities . .       1,642,768       336,411
                                                          ------------  ------------

NET INCREASE (DECREASE) IN CASH . . . . . . . . . . .         228,624       (86,310)
CASH BALANCE, BEGINNING OF YEAR . . . . . . . . . . .         229,226       315,536
                                                          ------------  ------------
CASH BALANCE, END OF YEAR . . . . . . . . . . . . . .     $   457,850   $   229,226
                                                          ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid . . . . . . . . . . . . . . . . . . .     $    87,518   $    34,361
                                                          ============  ============
  Income taxes paid . . . . . . . . . . . . . . . . .     $     7,550   $    13,583
                                                          ============  ============

See notes to combined financial statements.

P.C. WORKSTATION RENTALS, INC., AND STORAGELAND, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998

1.   BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

     The accompanying combined financial statements for the years ended December 31, 1999 and 1998 contain the assets, liabilities and results of operations
     of   P.C.  Workstation  Rentals,  Inc.  ("PWR")  and   Storageland,   Inc.
     ("Storageland"). PWR and Storageland are under common ownership and common management. PWR and Storageland are hereinafter collectively referred to as the "Companies."

          PWR is an independent value added reseller and integrator of information technology products specializing in serving the high-end graphics communication industry. Storageland is a personal computer product reseller and integrator servicing a variety of industries. The Companies' principal geographic market area is the greater New York metropolitan region. PWR provides assistance to its customers with respect to every stage of the purchase and implementation of network and internet backbone systems. Such assistance includes analyzing and advising with regard to hardware and software solutions, installation, training, on-line and telephone support, and systems integration and maintenance.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF COMBINATION - The financial statements of PWR and Storageland are presented on a combined basis since these entities are under common ownership and common management. All significant intercompany accounts and transactions have been eliminated in combination. See Note 13.

     REVENUE RECOGNITION - Revenues are recognized when products are shipped and services are provided.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     UNVENTORIES - Inventories are stated at the lower of cost or market and consist of electronic components and computer systems, which are purchased directly from the Companies' suppliers. Cost is determined using the first-in, first-out method.

     PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, which range from three to seven years.

     INCOME TAXES - During the fiscal year ended December 31, 1999, the Companies have each elected to be considered as an S Corporation under the provisions of the Internal Revenue Code, and accordingly, no Federal taxes have been provided in the accompanying combined financial statements. New York State requires S Corporations to pay a state tax at the corporate level equal to the difference between the corporate and personal state income tax rates.

     During  the  fiscal  year  ended  December  31, 1998,  Storageland  was a C
     Corporation under the provisions of the Internal Revenue Code, and the Company provided for all federal and state income taxes on its earnings.

     The Companies account for state income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Companies' financial statements and income tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     DEFERRED REVENUE - Consists of an advance payment from a customer for the purchase of inventory. The revenue will be recognized upon delivery and acceptance by the customer.

     IMPAIRMENT OF LONG-LIVED ASSETS - In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed of," the Companies review their long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Companies evaluate the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment costs, if any, are measured by comparing the carrying amount of the related assets to their fair value.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - It is management's belief that the carrying amounts of the Companies' financial instruments (accounts receivable, accounts payable, revolving lines of credit and notes payable) approximate their fair value at December 31, 1999 and 1998 due to the short maturity of these instruments.

     The Companies estimate an allowance for doubtful accounts based on the creditworthiness of their customers, as well as on general economic conditions.

     Consequently,  an  adverse  change  in  those  factors  could  affect   the
     Companies' estimate of its bad debts. The Companies, as a policy, do not require collateral from their customers.

3.   PROPERTY AND EQUIPMENT - NET

     Property and equipment - net at December 31, 1999 and 1998 consists of the following:

                                                1999         1998
Computer equipment . . . . . . .             $   6,281     $  6,281
Furniture and fixtures . . . . .                34,222       34,222
                                             ----------    ---------
  Total                                         40,503       40,503
Less accumulated depreciation
     and amortization. . . . . .               (34,314)     (27,485)
                                             ----------    ---------
  Property and equipment - net. .            $   6,189     $ 13,018
                                             ==========    =========

4.   RELATED PARTY TRANSACTIONS

          a. Net distributions to shareholders includes capital contributions made to Storageland by Storageland's principal shareholders during 1999 to fund the operations of the business and provide cash flow for the entity.

          b. Distributions to shareholders were paid by PWR to its two principal shareholders.

5.   REVOLVING LINES OF CREDIT

     PWR maintains two revolving lines of credit with two separate financial institutions. The first line has a $250,000 borrowing limit. Borrowings under this revolving line of credit are to be repaid in equal monthly installments equivalent to 1/36 of the outstanding amount as of the last borrowing and is subject to interest at the prime rate plus one-half percent at December 31, 1999 and two percent at December 31, 1998 (9.00% and 9.75%, respectively). Commitment fees are equal to $2,500 per annum. For the years ended December 31, 1999 and 1998, the principal outstanding under this line of credit agreement amounted to $944,172 and $244,910, respectively. Such line of credit is collateralized by a lien on PWR's assets. Subsequent to December 31, 1999, PWR extended this line of credit through June 30, 2000, and increased the line of credit from $250,000 to $1,000,000, which accommodated the increase in borrowings at December 31, 1999. Concurrent with this extension, certain terms of this line of credit were modified as follows: the previously existing repayment period of three years has been rescinded and replaced by an indefinite repayment term and the borrowing is subject to interest at prime plus one half percent.

     The second revolving line of credit has a $400,000 borrowing limit. Borrowings under this revolving line of credit may be repaid within 40 days without interest. On the 41st day, interest begins accruing at a rate of 1.25% per month. For the years ended December 31, 1999 and 1998, (the line of credit was executed in August 1998) the principal outstanding under this line of credit agreement amounted to $803,959 and $534,822, respectively. Such line is collateralized by PWR's inventory. Subsequent to December 31, 1999, PWR increased this revolving line of credit from $400,000 to $1,000,000, with no stated expiration date, which accommodated the increase in borrowings at December 31, 1999.

6.   NOTES PAYABLE

     PWR entered into two notes payable with a financial institution during 1999. Both notes bear interest at prime plus one-half percent (9.00% at December 31, 1999). Amounts outstanding under these arrangements were $280,000 and $570,000, respectively. The notes expired on January 24, 2000 and February 7, 2000, respectively. The $280,000 note was repaid in February 2000, while the term of the $570,000 note was extended to May 18, 2000.

7.   INCOME TAXES

     At December 31, 1999 and 1998, the Companies recognized a combined deferred tax provision (benefit) of $5,731 and ($10,459), respectively. The deferred tax asset is primarily the result of temporary tax differences relating to depreciation and the allowance for doubtful accounts.

     For  financial  reporting   purposes,   no  valuation  allowance  has  been
     recognized as of December 31, 1999 or 1998.

     The combined provision for income taxes for the years ended December 31, 1999 and 1998 for both companies are comprised of:


                                     FEDERAL      STATE AND LOCAL           TOTAL
1999
Current . . . . . . . .            $      --          $  5,210            $  5,210
Deferred. . . . . . . .                5,852             1,479               7,331
                                   ---------          ---------           ---------
                                   $   5,852          $  6,689            $ 12,541
                                   =========          =========           =========

1998
Current . . . . . . . .            $  31,326          $ 15,504            $ 46,830
Deferred. . . . . . . .               (6,564)           (3,895)            (10,459)
                                   ---------          ---------           ---------
                                   $  24,762          $ 11,609            $ 36,371
                                   =========          =========           =========

8.   COMMON AND TREASURY STOCK

     Common stock at December 31, 1999 and 1998 consisted of the following:


                                                   1999            1998

     PWR - No par value per share,
       200 shares authorized, 10 shares
       outstanding at both December 31,
       1999 and 1998 . . . . . . . . . . . .    $  10.00         $  10.00
                                                =========        =========

     Storageland - No par value per share,
       3 shares authorized, 2 shares
       outstanding at December 31, 1999. . .    $   2.00         $   2.00
                                                =========        =========
     Treasury stock of Storageland at
       December 31, 1999 and 1998,
       1 share purchased at cost . . . . . .    $(36,285)       $(36,285)
                                                =========        =========


9.   ACCRUED PENSION

     PWR maintains a qualified employee retirement plan (the "Plan") which is a defined contribution plan designed to provide benefits for full-time employees. Benefits are payable in the event of termination of employment, disability, death or retirement as defined in the Plan. Employees who have completed one year of continuous service and have attained his/her 21st birthday are eligible to become a participant of the Plan. Employees are not permitted to contribute to the Plan. PWR has no obligation to contribute to the Plan, but may contribute on a discretionary basis. Employees vest in the Plan over a six-year period, zero percent in the first year of employment and 20 percent per year thereafter. PWR's contributions under the Plan approximated $38,000 during both 1999 and 1998.

10.  COMMITMENTS

     The Companies are obligated under a noncancelable operating lease agreement for the rental of office and warehouse space. The Companies' lease expires in February of fiscal 2004. Minimum annual commitments for rentals through fiscal 2004 are as follows:

                FISCAL YEAR ENDING
                   DECEMBER 31,
                      2000. . . . . . . .            $  60,000
                      2001. . . . . . . .               60,000
                      2002. . . . . . . .               60,000
                      2003. . . . . . . .               60,000
                      2004. . . . . . . .               10,000
                   Thereafter . . . . . .                   --
                                                     ----------
                      Total . . . . . . .            $ 250,000
                                                     ==========

     Rent expense for the years ended December 31, 1999 and 1998 aggregated approximately $61,000 and $59,000, respectively.

11.  SIGNIFICANT CUSTOMERS AND VENDORS

     During the year ended December 31, 1999, one customer represented at least 10% of the Companies' combined net sales. Such customer accounted for 15.90% of the companies' combined net sales as of December 31, 1999.

     During the year ended December 31, 1998, one customer represented at least 10% of the Companies' combined net sales. Such customer accounted for 23.40% of the Companies' combined net sales as of December 31, 1998.

     During the year ended December 31, 1999, three customers represented 17.77%, 13.30%, and 10.81% of the Companies' combined net accounts receivable balance.

     During  the  year  ended  December  31,  1998,   one  customer  represented
     13.50% of the Companies' combined net accounts receivable balance.

     During the year ended December 31, 1999, the Companies' purchases from two vendors represented at least 10% of the Companies' combined purchases. Purchases from such vendors represented 37.41% and 10.67% of the Companies' combined purchases for the year ended December 31, 1999.

     During the year ended December 31, 1998, the Companies' purchases from two vendors represented at least 10% of the Companies' combined purchases. Purchases from such vendors represented 26.8% and 14.4% of the Companies' combined purchases for the year ended December 31, 1998.

12.  SUBSEQUENT EVENT / SALE OF BUSINESSES

     In February 2000, Storageland and VDOFX, Inc., another company owned by the shareholders of PWR, merged into PWR. On November 12, 1999, the Companies entered into a nonbinding letter of intent to be acquired by Vizacom Inc., ("Vizacom") a publicly held entity. The aggregate purchase price of $6,000,000 will be payable in both cash and Vizacom stock. The acquisition is subject to Vizacom raising a certain level of financing and the completion of due diligence by both parties. The transaction was consummated on March 27, 2000. Upon the closing of this merger, PWR has become a C Corporation.

P.C. WORKSTATION RENTALS, INC., AND STORAGELAND, INC.

SUPPLEMENTAL SCHEDULE OF COMBINING BALANCE SHEETS
DECEMBER 31, 1999

                                         P.C.
                                     WORKSTATION         STORAGELAND          INTERCOMPANY          COMBINED
                                     RENTALS, INC.           INC.             ELIMINATIONS           AMOUNTS
ASSETS
CURRENT ASSETS:
  Cash . . . . . . . . . . . . . .   $   353,793         $  104,057           $        --           $  457,850
  Accounts receivable - net
    (Notes 2, 5, and 11) . . . . .     3,634,677             57,547                    --            3,692,224
  Inventories (Notes 2 and 5). . .       567,836                 --                    --              567,836
  Prepaid expenses . . . . . . . .            --              3,426                    --                3,426
                                     ------------        -----------          ------------          -----------
     Total current assets. . . . .     4,556,306            165,030                    --            4,721,336
PROPERTY AND EQUIPMENT -
  Net (Notes 2 and 3). . . . . . .         5,142              1,047                    --                6,189
INTERCOMPANY RECEIVABLES
  (Note 2) . . . . . . . . . . . .            --             43,329               (43,329)                  --
DEFERRED TAX ASSET
  (Notes 2 and 7). . . . . . . . .         1,918                 31                    --                1,949
OTHER ASSETS . . . . . . . . . . .        16,955                 --                    --               16,955
                                     ------------        -----------          ------------          -----------
     TOTAL . . . . . . . . . . . .   $ 4,580,321         $  209,437           $   (43,329)          $4,746,429
                                     ============        ===========          ============          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving lines of credit
    (Note 5) . . . . . . . . . . .   $ 1,748,131         $       --           $        --           $1,748,131
  Note payable (Note 6). . . . . .       850,000                 --                    --              850,000
  Accounts payable and accrued
    expenses . . . . . . . . . . .     1,312,611             27,549                    --            1,340,160
  Accrued pension (Note 9) . . . .        37,900                 --                    --               37,900
  Deferred revenue (Note 2). . . .         8,388                 --                    --                8,388
                                     ------------        -----------          ------------          -----------
    Total current liabilities. . .     3,957,030             27,549                    --            3,984,579
                                     ------------        -----------          ------------          -----------
INTERCOMPANY PAYABLES
  (Note 2) . . . . . . . . . . . .        43,329                 --               (43,329)
COMMITMENTS (Note 10)
SHAREHOLDERS' EQUITY:
  Common stock (Note 8). . . . . .            10                  2                    --                   12
  Contributed capital. . . . . . .         9,610              7,498                    --               17,108
  Retained earnings. . . . . . . .       570,342            210,673                    --              781,015
  Treasury stock (Note 8). . . . .            --            (36,285)                   --              (36,285)
                                     ------------        -----------          ------------          -----------
    Total shareholders' equity . .       579,962            181,888                    --              761,850
                                     ------------        -----------          ------------          -----------
TOTAL. . . . . . . . . . . . . . .   $ 4,580,321         $  209,437           $   (43,329)          $4,746,429
                                     ============        ===========          ============          ===========

P.C. WORKSTATION RENTALS, INC., AND STORAGELAND, INC.

SUPPLEMENTAL SCHEDULE OF STATEMENTS OF OPERATIONS AND
RETAINED EARNINGS
YEAR ENDED DECEMBER 31, 1999

                                         P.C.
                                     WORKSTATION         STORAGELAND          INTERCOMPANY          COMBINED
                                     RENTALS, INC.           INC.             ELIMINATIONS          AMOUNTS

NET SALES (Notes 2 and 11) . . .     $ 14,325,574        $  3,027,721         $(1,425,090)          $15,928,205
COST OF SALES. . . . . . . . . .       11,883,140           2,636,314          (1,425,090)           13,094,364
                                     -------------       -------------        ------------          ------------
  GROSS PROFIT . . . . . . . . .        2,442,434             391,407                  --             2,833,841
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES. . . .        2,082,388             289,368                  --             2,371,756
                                     -------------       -------------        ------------          ------------
INCOME FROM OPERATIONS . . . . .          360,046             102,039                  --               462,085
INTEREST EXPENSE (Notes 5 and
  6) . . . . . . . . . . . . . .           81,491               1,540                  --                83,031
                                     -------------       -------------        ------------          ------------
INCOME BEFORE PROVISION
  FOR INCOME TAXES . . . . . . .          278,555             100,499                  --               379,054
                                     -------------       -------------        ------------          ------------
PROVISION FOR INCOME TAXES
  (Notes 2 and 7). . . . . . . .            4,216               8,325                  --                12,541
                                     -------------       -------------        ------------          ------------
NET INCOME . . . . . . . . . . .          277,539              92,174                  --               366,513

RETAINED EARNINGS,
  BEGINNING OF YEAR. . . . . . .          491,634              98,499                  --               590,133
NET (DISTRIBUTIONS TO)
  CONTRIBUTIONS FROM
  PRINCIPAL SHAREHOLDERS . . . .         (195,631)             20,000                  --              (175,631)
                                     -------------       -------------        ------------          ------------
RETAINED EARNINGS,
  END OF YEAR. . . . . . . . . .     $    573,542        $    210,673         $        --           $   781,015
                                     =============       =============        ============          ============

P.C. WORKSTATION RENTALS, INC., AND STORAGELAND, INC.

SUPPLEMENTAL SCHEDULE OF COMBINING BALANCE SHEETS
DECEMBER 31, 1998

                                       P.C.
                                     WORKSTATION          STORAGELAND         INTERCOMPANY          COMBINED
                                     RENTALS, INC.            INC.            ELIMINATIONS          AMOUNTS
ASSETS
CURRENT ASSETS:
  Cash . . . . . . . . . . . . .     $  225,265          $    3,961           $        --           $  229,226
  Accounts receivable - net
    (Notes 2, 5, and 11) . . . .      1,948,848             668,403                    --            2,617,251
  Inventories (Notes 2 and 5). .        143,061              44,079                    --              187,140
                                     -----------         -----------          -----------           -----------
     Total current assets. . . .      2,317,174             716,443                    --            3,033,617
PROPERTY AND EQUIPMENT
  Net (Notes 2 and 3). . . . . .          9,877               3,141                    --               13,018
INTERCOMPANY RECEIVABLES
  (Note 2) . . . . . . . . . . .        102,478                  --              (102,478)                  --
DEFERRED TAX ASSET (Notes 2
  and 7) . . . . . . . . . . . .          1,249               8,031                    --                9,280
OTHER ASSETS . . . . . . . . . .         16,955                  --                    --               16,955
                                     -----------         -----------          ------------          -----------
TOTAL. . . . . . . . . . . . . .     $2,447,733          $  727,615           $  (102,478)          $3,072,870
                                     ===========         ===========          ============          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving lines of credit
   (Note 5). . . . . . . . . . .     $  779,732          $       --           $        --           $  779,732
  Accounts payable and
   accrued expenses. . . . . . .        958,811             550,423                    --            1,509,234
  Accrued pension (Note 9) . . .         34,078               5,000                    --               39,078
  Deferred revenue (Note 2). . .        173,858                  --                    --              173,858
                                     -----------         -----------          ------------          -----------
   Total current liabilities . .      1,946,479             555,423                    --            2,501,902
                                     -----------         -----------          ------------          -----------
INTERCOMPANY PAYABLES
  (Note 2) . . . . . . . . . . .             --             102,478              (102,478)                  --
DEFERRED TAX LIABILITY
  (Notes 2 and 7). . . . . . . .             --                  --                    --                   --
COMMITMENTS (Note 10)
SHAREHOLDERS' EQUITY:
  Common stock (Note 8). . . . .             10                   2                    --                   12
  Contributed capital. . . . . .          9,610               7,498                    --               17,108
  Retained earnings. . . . . . .        491,634              98,499                    --              590,133
  Treasury stock (Note 8)                    --             (36,285)                   --              (36,285)
                                     -----------         -----------          ------------          -----------
   Total shareholders' equity. .        501,254              69,714                    --              570,968
                                     -----------         -----------          ------------          -----------
  TOTAL. . . . . . . . . . . . .     $2,447,733          $  727,615           $  (102,478)          $3,072,870
                                     ===========         ===========          ============          ===========

P.C. WORKSTATION RENTALS, INC. AND STORAGELAND, INC.

SUPPLEMENTAL SCHEDULE OF COMBINING STATEMENTS OF OPERATIONS
AND RETAINED EARNINGS
YEAR ENDED DECEMBER 31, 1998

                                        P.C.
                                     WORKSTATION         STORAGELAND          INTERCOMPANY          COMBINED
                                     RENTALS, INC.           INC.             ELIMINATIONS           AMOUNTS

NET SALES (Notes 2 and 11) . . .     $8,762,724          $3,301,389           $  (632,231)          $11,431,882
COST OF SALES. . . . . . . . . .      7,351,457           2,895,399              (632,231)            9,614,625
                                     -----------         -----------          ------------          ------------
  GROSS PROFIT . . . . . . . . .      1,411,267             405,990                    --             1,817,257
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES. . . .      1,287,972             312,257                    --             1,600,229
                                     -----------         -----------          ------------          ------------
INCOME FROM OPERATIONS . . . . .        123,295              93,733                    --               217,028
INTEREST EXPENSE (Notes 5
  and 6) . . . . . . . . . . . .         30,445               3,916                    --                34,361
                                     -----------         -----------          ------------          ------------
INCOME BEFORE PROVISION
  FOR INCOME TAXES . . . . . . .         92,850              89,817                    --               182,667
                                     -----------         -----------          ------------          ------------
PROVISION FOR INCOME TAXES
  (Notes 2 and 7). . . . . . . .          2,791              33,580                    --                36,371
                                     -----------         -----------          ------------          ------------
NET INCOME . . . . . . . . . . .         90,059              56,237                    --               146,296
RETAINED EARNINGS,
  BEGINNING OF YEAR. . . . . . .        489,225              42,262                    --               531,487
NET DISTRIBUTIONS TO
  PRINCIPAL SHAREHOLDERS . . . .        (87,650)                 --                    --               (87,650)
                                     -----------         -----------          ------------          ------------
RETAINED EARNINGS,
  END OF YEAR. . . . . . . . . .     $  491,634          $   98,499           $        --           $   590,133
                                     ===========         ===========          ============          ============

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 11, 2000                               VIZACOM INC.


                                        By:  /s/ Mark E. Leininger
                                                 Mark E. Leininger
                                           President and Chief Operating Officer

                                POWER OF ATTORNEY

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-KSB has been signed on April 11, 2000 by the following persons in the capacities indicated. Each person whose signature appears below constitutes and appoints Mark E. Leininger, with full power of substitution, his/her true and lawful attorney-in-fact and agent to do any and all acts and things in his/her name and on his/her behalf in his/her capacities indicated below which he may deem necessary or advisable to enable Vizacom Inc. to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-KSB, including specifically, but not limited to, power and authority to sign for him/her in his/her name in the capacities stated below, any and all amendments thereto, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in such connection, as fully to all intents and purposes as he/her might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.


   /s/ Mark E. Leininger         President, Chief Executive Officer and Director
----------------------------     (Principal Executive Officer)
   Mark E.  Leininger

   /s/ Alan W. Schoenbart        Vice President - Finance and Chief Financial
----------------------------     Officer (Principal Account Officer)
     Alan W. Schoenbart

     /s/ Marc E. Jaffe           Chairman of the Board, Secretary and Director
----------------------------
       Marc E. Jaffe

  /s/ Norman W. Alexander        Director
-----------------------------
    Norman W. Alexander

    /s/ Vincent DiSpigno         Vice President and Director
-----------------------------
      Vincent DiSpigno

     /s/ Werner G. Haase         Director
-----------------------------
       Werner G. Haase

    /s/ Neil M. Kaufman          Director
-----------------------------
        Neil M. Kaufman

    /s/ David N. Salav           Vice President and Director
-----------------------------
        David N. Salav

                                  VIZACOM INC.

                           ANNUAL REPORT ON FORM 10-K
                       FISCAL YEAR ENDED DECEMBER 31, 1999

                                 EXHIBIT INDEX

Exhibit
Number    Description of Exhibit
-------   ----------------------

3.1 Composite of Certificate of Incorporation of the Company, as amended to date. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (Date of Report: July 1, 1999) (Commission File Number: 1-14076), filed with the Commission on July 15, 1999.)
3.2       By-laws of the Company,  as amended.  (Incorporated by reference to
          Exhibit 3.3 to the Company's Annual Report on Form 10-KSB (Commission File Number: 1-14076), for the year ended December
          31, 1997, filed with the Commission on April 16, 1998.)
4.1       Specimen Common Stock  Certificate.  (Incorporated by reference to
          Exhibit 4.1 to the Company's Annual Report on Form 10-KSB (Commission File Number: 1-14076), for the year ended December 31, 1997, filed with the  Commission on April 16, 1998.)
10.1 Company 1994 Long Term Incentive Plan, as amended to date. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (Date of Report: July 1, 1999) (Commission File
          Number: 1-14076), filed with the Commission on July 15, 1999.)
10.2 Company Outside Director and Advisor Stock Option Plan, as amended to date. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (Date of Report: July 1,
          1999) (Commission File Number: 1-14076), filed with the Commission on July 15, 1999.)
10.3      SPC 1989 Stock Plan. (Incorporated by reference to Exhibit 4.2 to the Company's  Registration Statement on Form S-8 (Registration
          Number: 333-19509),  filed with the Commission on January 10, 1997.)
10.4      SPC 1991 Stock  Option  Plan.  (Incorporated  by  reference to Exhibit
          4.3 to the Company's   Registration  Statement  on  Form  S-8
          (Registration Number: 333-19509), filed with the Commission on January 10, 1997.)
10.5      Form of Indemnification   Agreement  between  the  Registrant  and its
          executive officers and directors.  (Incorporated by reference to
          Exhibit 10.8 to the Company's Registration Statement on Form SB-2 (Registration Number: 33-97184), filed with the Commission on September 21, 1995.)
10.6 Form of Underwriters' Purchase Option (Specimen). (Incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-KSB, for the year ended December 31, 1997, filed with the Commission on April 16, 1998.)
10.7 Registration Rights Agreement, dated July 31, 1996, between the Company and the former stockholders of Serif Inc. and Serif (Europe) Limited. (Incorporated by reference to Exhibit 10.31 to the Company's Current Report on Form 8-K (Date of Report: July 31, 1996) (Commission File Number: 1-14076), filed with the Commission on August 13, 1996.)
10.8 Lease Agreement, dated September 7, 1995, between Community Towers LLC and the Company, for facilities located at 111 North Market Street, San Jose, California. (Incorporated by reference to Exhibit 10.22 to Software Publishing Corporation's Annual Report on Form 10-K (Commission File Number: 0-14025), for the fiscal year ended September 30, 1995, filed with the Commission on December 29, 1995.)
10.9 Option, dated October 23, 1997, issued to Ronald L. Altman. (Incorporated by reference to Exhibit 10.53 to the Company's Quarterly Report on Form 10-QSB (Commission File Number: 1-14076), for the quarter ended September 30, 1997, filed with the Commission on November 14, 1997.)
10.10 Rights Agreement, dated as of March 31, 1998, between the Company and American Stock Transfer & Trust Company. (Incorporated by reference to Exhibit 10.51 to the Company's Annual Report on Form 10-KSB (Commission File Number: 1-14076), for the year ended December 31, 1997, filed with the Commission on April 16, 1998.)
10.11 Warrant, dated April 7, 1998, registered in the name of Boru Enterprises, Inc., with respect to 50,000 shares of Common Stock (before giving effect to the Company's one-for-three reverse stock split made effective

                                  VIZACOM INC.

                           ANNUAL REPORT ON FORM 10-K
                       FISCAL YEAR ENDED DECEMBER 31, 1999

                                 EXHIBIT INDEX

Exhibit
Number    Description of Exhibit
-------   ----------------------

          May 27, 1998). (Incorporated by reference to Exhibit 10.54 to the Company's Quarterly Report on Form 10-QSB (Commission File Number:
          1-14076), for the quarter ended March 31, 1998, filed with the Commission on May 13, 1998.)
10.12 Stock Exchange Agreement, dated December 15, 1998, between the Company and Seafish Partners. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (Date of Report: December 15,
          1998) (Commission File Number: 1-14076), filed with the Commission on December 16, 1998.)
10.13 Letter Agreement, dated January 4, 1999, between the Company and Seafish Partners. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (Date of Report: January 11,
          1999) (Commission File Number: 1-14076), filed with the Commission on January 20, 1999.)
10.14 Consulting Agreement between the Company and Target Capital Corp. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Date of Report: January 11, 1999) (Commission File Number: 1-14076), filed with the Commission on January 20, 1999.)
10.15 Consulting Agreement between the Company and Michel Ladovitch. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (Date of Report: January 11, 1999) (Commission File Number: 1-14076), filed with the Commission on January 20, 1999.)
10.16 Warrant Certificate, with respect to 520,000 shares of Common Stock, registered in the name of Target Capital Corp. (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K (Date of Report: January 11, 1999) (Commission File Number:
          1-14076), filed with the Commission on January 20, 1999.)
10.17 Warrant Certificate, with respect to 120,000 shares of Common Stock, registered in the name of United Krasna Organizations. (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K (Date of Report: January 11, 1999) (Commission File
          Number:  1-14076),  filed with the  Commission on January 20,  1999.)
10.18 Warrant Certificate, with respect to 260,000 shares of Common Stock, registered in the name of Seafish Partners. (Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K (Date of Report: January 11, 1999) (Commission File Number:
          1-14076),  filed with the  Commission  on January 20, 1999.)
10.19 Warrant Certificate, with respect to 600,000 shares of Common Stock, registered in the name of Regency Investment Partners. (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K (Date of Report: January 11, 1999) (Commission File Number:
          1-14076),  filed with the Commission on January 20, 1999.)
10.20     Letter  Agreement,  dated  December 17, 1998, between the Company Marc
          E. Jaffe. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (Date of Report: January 11, 1999) (Commission File Number: 1-14076), filed with the Commission on January 20, 1999.)
10.21 Advice of Borrowing Terms, dated December 29, 1998, between Serif (Europe) Limited and National Westminster Bank PLC, and Mortgage Debenture, dated October 9, 1989, between Serif (Europe) Limited and National Westminster Bank PLC. (Incorporated by reference to
          Exhibit 10.45 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 (Commission File Number 1-14076), filed with the Commission on April 15, 1999.)

                                  VIZACOM INC.

                           ANNUAL REPORT ON FORM 10-K
                       FISCAL YEAR ENDED DECEMBER 31, 1999

                                 EXHIBIT INDEX

Exhibit
Number    Description of Exhibit
-------   ----------------------

10.22     Letter  Agreement, dated  April  20,  1999,   between  the  Company
          and  Seafish   Partners. (Incorporated  by  reference to Exhibit
          10.1 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1999 (Commission File Number 1-14076), filed with the Commission on May 20, 1999.)
10.23 Agreement, dated July 1, 1999, between the Company and Seafish Partners. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Date of Report: July 1, 1999) (Commission File Number: 1-14076), filed with the Commission on July 15, 1999.)
10.24 Employment Agreement, dated July 14, 1999, between Vizacom Inc. and Mark E. Leininger. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (Date of Report: July 1,
          1999) (Commission File Number: 1-14076), filed with the Commission on July 15, 1999.)
10.25 Agreement and Plan of Merger, dated as of February 15, 2000, among Vizacom Inc., RCAC Acquisition Corp., Renaissance Computer Art
          Center,  Inc. and the  former   stockholders  of  Renaissance
          Computer  Art  Center,  Inc. (Incorporated by reference to Exhibit
          10.1 to the Company's Current Report on Form 8-K (Date of Report:
          February 15, 2000) (Commission File Number: 1-14076), filed with the Commission on February 22, 2000.)
10.26 Escrow Agreement, dated as of February 15, 2000, among Vizacom Inc., Renaissance Computer Art Center Inc., the former stockholders of Renaissance Computer Art Center, Inc., Andrew Edwards and Kaufman
          & Moomjian, LLC, as escrow agent. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (Date of
          Report: February 15, 2000) (Commission File Number: 1-14076), filed with the Commission on February 22, 2000.)
10.27     Form of Lock-Up  Agreement.  (Incorporated by reference to Exhibit
          10.3 to the  Company's  Current  Report on Form 8-K (Date of Report:
          February 15, 2000) (Commission File Number: 1-14076), filed with the Commission on February 22, 2000.)
10.28 Registration Rights Agreement, dated as of February 15, 2000, among Vizacom Inc., and each of the former stockholders of Renaissance Computer Art Center, Inc. (Incorporated by reference to Exhibit
          10.4 to the Company's  Current Report on Form 8-K (Date of Report:
          February 15, 2000) (Commission File Number: 1-14076), filed with the Commission on February 22, 2000.)
10.29 Employment Agreement, dated as of February 15, 2000, by and between Vizacom Inc. and Andrew Edwards. (Incorporated by reference to
          Exhibit 10.5 to the Company's Current Report on Form 8-K (Date of
          Report: February 15, 2000) (Commission File Number: 1-14076), filed with the Commission on February 22, 2000.)
10.30 Line of Credit Facility Agreement, dated January 8, 2000, between Vizacom Inc. and Churchill Consulting. (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K (Date of
          Report: February 15, 2000) (Commission File Number: 1-14076), filed with the Commission on February 22, 2000.)
10.31 Letter Agreement, dated March 15, 2000, by and between Vizacom Inc. and Churchill Consulting. (Incorporated by reference to Exhibit
          10.7 to the Company's  Current Report on Form 8-K (Date of Report:
          March 9, 2000) (Commission File Number: 1-14076), filed with the Commission on March 21, 2000.)
10.32 Line of Credit Note, dated January 8, 2000, in the principal amount of $1,000,000 and payable to Churchill Consulting. (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K (Date of Report: February 15, 2000) (Commission File Number:
          1-14076),  filed with the  Commission on February 22, 2000.)
10.33 Warrant Certificate, dated February 17, 2000, registered in the name of Churchill Consulting. (Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K (Date of Report: February 15, 2000) (Commission File Number: 1-14076), filed with the Commission on February 22, 2000.)

                                  VIZACOM INC.

                           ANNUAL REPORT ON FORM 10-K
                       FISCAL YEAR ENDED DECEMBER 31, 1999

                                 EXHIBIT INDEX

Exhibit
Number    Description of Exhibit
-------   ----------------------

10.34     Stock Acquisition  Agreement,  dated March 9, 2000, among Vizacom Inc.
          and  the  former   stockholders  of  Junction  15  Limited.
          (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Date of Report: March 9, 2000) (Commission File Number: 1-14076), filed with the Commission on March 21, 2000.)
10.35 Form of Lock-Up Agreement for use by directors of Junction 15 Limited at the time of the acquisition. (Incorporated by reference to
          Exhibit 10.2 to the Company's  Current  Report on Form 8-K  (Date of
          Report: March 9, 2000) (Commission File Number: 1-14076), filed with the Commission on March 21, 2000.)
10.36 Form of Lock-Up Agreement for use by non-directors of Junction 15 Limited at the time of the acquisition. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (Date of Report: March 9, 2000) (Commission File Number: 1-14076), filed with the Commission on March 21, 2000.)
10.37 Registration Rights Agreement, dated as of March 9, 2000, among Vizacom Inc., and each of the former shareholders of Junction 15 Limited. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (Date of Report: March 9, 2000)
          (Commission  File  Number:   1-14076),  filed  with  the Commission
          on March 21, 2000.)
10.38 Agreement and Plan of Merger, dated as of February 28, 2000, among Vizacom Inc., PWR Acquisition Corp., PC Workstation Rentals, Inc., d/b/a PWR Systems and the stockholders of PC Workstation Rentals, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Date of Report: March 27, 2000) (Commission File
          Number:  1-14076),  filed with the Commission on April 2, 2000.)
10.39 Amendment No. 1 to Merger Agreement, dated March 27, 2000, among Vizacom Inc., PWR Acquisition Corp., PC Workstation Rentals, Inc., d/b/a PWR Systems and the shareholders of PC Workstation Rentals, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (Date of Report: March 27, 2000) (Commission File Number: 1-14076), filed with the Commission on April 2, 2000.)
10.40 Letter Agreement, dated March 27, 2000 among Vizacom Inc., PWR Acquisition Corp., PC Workstation Rentals, Inc., d/b/a PWR Systems and the stockholders of PC Workstation Rentals, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Date of Report: March 27, 2000) (Commission File Number: 1-14076), filed with the Commission on April 2, 2000.)
10.41 Convertible Note, dated March 27, 2000, of Vizacom Inc. in the principal amount of $250,000 and payable to Vincent DiSpigno. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (Date of Report: March 27, 2000) (Commission File Number: 1-14076), filed with the Commission on April 2, 2000.)
10.42 Convertible Note, dated March 27, 2000, of Vizacom Inc. in the principal amount of $250,000 and payable to David Salav. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (Date of Report: March 27, 2000) (Commission File
          Number:  1-14076), filed with the Commission on April 2, 2000.)
10.43 Lock-Up Agreement, dated March 27, 2000, between Vizacom Inc. and Vincent DiSpigno. (Incorporated by reference to Exhibit
          10.5 to the Company's  Current  Report on Form 8-K (Date of Report:
          March 27, 2000) (Commission File Number: 1-14076), filed with the Commission on April 2, 2000.)
10.44 Lock-Up Agreement, dated March 27, 2000, between Vizacom Inc. and David Salav. (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K (Date of Report: March 27,
          2000) (Commission File Number: 1-14076), filed with the Commission on April 2, 2000.)

                                  VIZACOM INC.

                           ANNUAL REPORT ON FORM 10-K
                       FISCAL YEAR ENDED DECEMBER 31, 1999

                                 EXHIBIT INDEX

Exhibit
Number    Description of Exhibit
-------   ----------------------

10.45 Registration Rights Agreement, dated March 27, 2000, among Vizacom Inc., Vincent DiSpigno and David Salav. (Incorporated by
          reference to Exhibit 10.7 to the Company's Current Report on Form 8-K (Date of Report: March 27, 2000) (Commission File Number:
          1-14076), filed with the Commission on April 2, 2000.)
10.46 Employment Agreement, dated March 27, 2000, between Vizacom Inc. and Vincent DiSpigno. (Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K (Date of Report: March 27,
          2000) (Commission File Number: 1-14076), filed with the Commission on April 2, 2000.)
10.47 Employment Agreement, dated March 27, 2000, between Vizacom Inc. and David Salav. (Incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K (Date of Report: March 27,
          2000) (Commission File Number: 1-14076), filed with the Commission on April 2, 2000.)
10.48 Form of Promissory Note, dated March 27, 2000, of PC Workstation Rentals, Inc. in the aggregate principal amount of $888,638 and payable to Vincent DiSpigno and David Salav. (Incorporated by reference to Exhibit 10.10 to the Company's Current Report on
          Form 8-K (Date of Report:  March 27, 2000)  (Commission File Number:
          1-14076), filed with the Commission on April 2, 2000.)
10.49 Consulting Agreement, dated as of January 28, 2000, between Vizacom Inc., Arel AMG, Inc., and Charles S. Lazar.
10.50 Warrant Certificate, with respect to 100,000 shares of our common stock, registered in the name of Arel AMG, Inc.
10.51 Warrant Certificate, with respect to 40,000 shares of our common stock, registered in the name of Arel AMG, Inc.
10.52 Warrant Certificate, with respect to 70,000 shares of our common stock, registered in the name of Arel AMG, Inc.
10.53 Warrant Certificate, with respect to 90,000 shares of our common stock, registered in the name of Arel AMG, Inc.
10.54     Warrant  Certificate,  with  respect to 50,000  shares of our common  stock,  registered  in the name of Arel AMG,  Inc.
10.55     Warrant Certificate,   with  respect  to  150,000  shares  of  our
          common  stock, registered in the name of Arel AMG, Inc.
10.56 Warrant Certificate, with respect to 150,000 shares of our common stock, registered in the name of Arel AMG, Inc.
10.57 Distribution and Marketing Agreement, dated July 27, 1999, between Nova Development Corporation and all Serif subsidiaries of
          Vizacom Inc.
21        Subsidiaries of the Company.
23.1      Consent of Richard A. Eisner & Company,  LLP.
23.2      Consent of Ernst & Young.
23.3      Consent of Silver & Levene.
24 Powers of Attorney (set forth on the signature page of this Annual Report on Form 10-KSB).
27        Financial Data Schedule.