Form 10QSB
period 2000-03-31
VIZACOM INC
filed 2000-05-17
CIK 926331

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

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

                             Glenpointe Centre East
                     300 Frank W. Burr Boulevard, 7th Floor
                            Teaneck, New Jersey 07666
                    (Address of principal executive offices)

                                 (201) 928-1001
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,051,739 shares of Common Stock, as of May 9, 2000.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [ X ]

                                  VIZACOM INC.

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION


Item                                                                       Pages
----                                                                       -----

Item 1.  Financial Statements:

Condensed Consolidated Balance Sheets as of March 31, 2000 (Unaudited)
   and December 31, 1999                                                     3

Condensed Consolidated Statements of Operations for the Three Months
   Ended March 31, 2000 and 1999 (Unaudited)                                 4

Condensed Consolidated Statement of Changes in Stockholders' Equity
   for the Three Months Ended March 31, 2000 (Unaudited)                     5

Condensed Consolidated Statements of Cash Flows for the Three Months
   Ended March 31, 2000 and 1999 (Unaudited)                                 6

Notes to Condensed Consolidated Financial Statements                      7-12

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                             13-19

                                  VIZACOM INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                            March 31,         December 31,
                                                                              2000                1999
                                                                          ------------        -----------
ASSETS                                                                     (Unaudited)
Current assets:
   Cash and cash equivalents                                               $ 4,598,631        $ 1,730,495
   Marketable securities                                                       152,928          2,746,678
   Receivables
      Trade, less allowances of $810,557 and $434,290                        4,736,733            558,550
      Other                                                                    200,621             88,842
      Notes                                                                     80,356             86,018
    Inventories                                                              1,678,360          1,457,604
    Prepaid expenses and other current assets                                  535,084            526,552
                                                                          ------------       ------------
           Total current assets                                             11,982,713          7,194,739

Property and equipment, net                                                    975,063            828,108
Goodwill, net of accumulated amortization of $401,421
   and $256,066                                                             12,953,470            118,665
Restricted cash                                                              1,638,092            259,838
Deferred consulting costs                                                    1,507,236          1,269,859
Other assets                                                                 1,090,144            803,762
                                                                          ------------       ------------
           Total assets                                                   $ 30,146,718       $ 10,474,971
                                                                          ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                       $  4,356,298       $  4,111,748
   Accrued liabilities                                                       2,775,135          1,816,744
   Subscription liability                                                    1,378,254                  -
   Sales and value-added taxes payable                                         309,020            393,927
   Current portion of capital lease obligations                                157,916             63,792
   Current portion of long-term debt                                         3,633,430            155,554
                                                                          ------------       ------------
           Total current liabilities                                        12,610,053          6,541,765

Capital lease obligations, less current portion                                110,990             98,265
Long-term debt, less current maturities                                        114,682            100,410
                                                                          ------------       ------------
           Total liabilities                                                12,835,725          6,740,440
                                                                          ------------       ------------

Commitments and contingencies

Stockholders' equity:
   Common stock, par value $.001 per share,
       60,000,000 shares authorized, 11,885,634
       and 7,235,578 shares issued                                              11,886              7,236
   Additional paid-in capital                                               66,530,433         49,851,699
   Accumulated deficit                                                     (49,256,155)       (47,864,635)
   Accumulated other comprehensive income                                       35,224          1,750,626
   Treasury stock, 3,095 shares, at cost                                       (10,395)           (10,395)
                                                                          ------------       ------------
              Total stockholders' equity                                    17,310,993          3,734,531
                                                                          ------------       ------------
              Total liabilities and stockholders' equity                  $ 30,146,718       $ 10,474,971
                                                                          ============       ============

See accompanying notes to condensed consolidated financial statements.

                                  VIZACOM INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                             2000           1999
                                                        ----------------------------

Net sales                                               $ 3,942,465    $ 4,935,528
Cost of sales                                             1,316,024      1,532,965
Gross profit                                              2,626,441      3,402,563

Selling, general and administrative expenses              4,740,481      4,004,396
Product development                                         162,574        153,369
Amortization of goodwill and purchased technology           145,355        594,320
Realized gain on marketable securities                   (1,095,348)          --
Unrealized holding gain on marketable securities               --         (660,000)
Other expenses (income), net                                 64,899        (17,580)
                                                        -----------    -----------
                                                          4,017,961      4,074,505

       Net loss                                          (1,391,520)      (671,942)

Dividends on Series A and Series C Preferred Stock             --          (26,161)
                                                        -----------    -----------

       Net loss attributable to common stockholders     $(1,391,520)   $  (698,103)
                                                        ===========    ===========

Net loss per common share:
        Net loss per common share - basic and diluted   $     (0.18)   $     (0.13)
                                                        ===========    ===========

        Weighted average number of common shares
          outstanding - basic and diluted                 7,918,316      5,179,394
                                                        ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                                  VIZACOM INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)



                                                                                                    Additional
                                                                                                     Paid-In       Accumulated
                                                                           Shares       Amount       Capital         Deficit
                                                                        -------------- ---------- --------------   -------------
Balance at December 31, 1999                                                7,235,578    $ 7,236    $ 49,851,699   $ (47,864,635)

Net loss                                                                            -          -               -      (1,391,520)
Unrealized holding gain                                                             -          -               -               -
Currency translation adjustment                                                     -          -               -               -
                                                                                                                   -------------
Total comprehensive income                                                                                            (1,391,520)
                                                                                                                   -------------
Sale of common stock in private placements, net                             1,699,425      1,699       6,646,506               -
Common stock issued on exercise of warrants and  stock options                318,943        319         644,356               -
Common stock issued in connection with acquisitions                         2,631,688      2,632       8,497,368               -
Issuance of options to consultants in  connection with an acquisition               -          -         186,500               -
Issuance of  warrants in connection with line of credit                             -          -         382,500               -
Issuance of options and warrants for consulting services                            -          -         321,504               -

                                                                        -------------   --------    ------------   -------------
Balance at March 31, 2000                                                  11,885,634   $ 11,886    $ 66,530,433   $ (49,256,155)
                                                                        =============   ========    ============   =============


                                                                         Accumulated
                                                                            Other                       Total
                                                                        Comprehensive    Treasury   Stockholders'
                                                                        Income (Loss)      Stock        Equity
                                                                        --------------   ---------- -------------
Balance at December 31, 1999                                               $ 1,750,626   $ (10,395)    $ 3,734,531

Net loss                                                                             -           -               -
Unrealized holding gain                                                     (1,696,578)          -               -
Currency translation adjustment                                                (18,824)          -               -
                                                                           -----------
Total comprehensive income                                                  (1,715,402)          -      (3,106,922)
                                                                           -----------
Sale of common stock in private placements, net                                      -           -       6,648,205
Common stock issued on exercise of warrants and  stock options                       -           -         644,675
Common stock issued in connection with acquisitions                                  -           -       8,500,000
Issuance of options to consultants in  connection with an acquisition                -           -         186,500
Issuance of  warrants in connection with line of credit                              -           -         382,500
Issuance of options and warrants for consulting services                             -           -         321,504

                                                                           -----------   ---------    ------------
Balance at March 31, 2000                                                  $    35,224   $ (10,395)   $ 17,310,993
                                                                           ===========   =========    ============



See accompanying notes to condensed consolidated financial statements.

                                  VIZACOM INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                              -----------    -----------
                                                                                  2000           1999
                                                                              -----------    -----------
Operating activities:
Net loss                                                                      $(1,391,520)   $  (671,942)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                  407,235        635,205
   Unrealized holding gain on trading securities                                     --         (660,000)
   Realized gain on marketable securities                                      (1,095,348)          --
   Warrants and stock options issued for consulting services                      321,504           --
   Changes in assets and liabilities, net of effects of acquisitions:
      Receivables                                                                (220,059)       608,508
      Inventories                                                                 187,777          6,765
      Prepaid expenses and other current assets                                     6,479       (526,686)
      Other assets                                                               (162,732)       (14,584)
      Accounts payable                                                         (1,041,798)       191,685
      Accrued liabilities                                                         622,050       (753,029)
      Sales and value-added taxes payable                                         (63,954)          --
                                                                              ===========    ===========
             Net cash used in operating activities                             (2,430,366)    (1,184,078)
                                                                              ===========    ===========

Investing activities:
Purchase of property and equipment                                                (76,468)       (13,519)
Investment in website                                                            (119,676)          --
Increase in resricted cash                                                     (1,378,254)          --
Collection of note receivable                                                       5,662           --
Payment for acquisitions, net of cash acquired                                 (1,694,990)          --
                                                                              ===========    ===========
             Net cash used in investing activities                             (3,263,726)       (13,519)
                                                                              ===========    ===========

Financing activities:
Proceeds from sale of common stock - net                                        6,648,205           --
Capital stock subscriptions received                                            1,378,254           --
Proceeds from exercise of warrants and options                                    644,675          5,500
Payment of long-term debt and capital lease obligations                          (108,906)       (55,127)
Costs related to issuance of equity instruments                                      --          (33,905)
                                                                              ===========    ===========
            Net cash provided by (used in) financing activities                 8,562,228        (83,532)
                                                                              ===========    ===========

Increase (decrease) in cash and cash equivalents                                2,868,136     (1,281,129)
Cash and cash equivalents at beginning of period                                1,730,495      2,377,648
                                                                              ===========    ===========
Cash and cash equivalents at end of period                                    $ 4,598,631    $ 1,096,519
                                                                              ===========    ===========

Supplemental disclosure of cash flow information:
  Interest                                                                    $    27,091    $     5,152
                                                                              ===========    ===========
  Income taxes                                                                $      --      $      --
                                                                              ===========    ===========

Supplemental disclosure of non-cash financing and investing activities:
  Fixed assets additions acquired with capital lease obligations              $    23,154    $      --
                                                                              ===========    ===========
  Dividends accrued on preferred stock                                        $      --      $    26,161
                                                                              ===========    ===========
  Fair value of net assets acquired for common stock,
    stock options, and notes payable (see Note 3)                             $ 9,949,245    $      --
                                                                              ===========    ===========


See accompanying notes to condensed consolidated financial statements.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Vizacom Inc. and its wholly owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

     The condensed consolidated balance sheet as of December 31, 1999 has been derived from the Company's audited consolidated balance sheet as of that date.

2.   Significant Accounting Policies

     Business Combinations

     The Company has accounted for all business combinations under the purchase method of accounting. Under this method the purchase price is allocated to the assets and liabilities of the acquired enterprise as of the acquisition date based on their estimated respective fair values, which are subject to revision for a period not to exceed one year from the date of acquisition. The results of operations of the acquired enterprises are included in the Company's consolidated financial statements for the period subsequent to their acquisition.

     Product Development Costs

     Costs incurred in the development of new software products are expensed as incurred until technological feasibility has been established. Product enhancement costs for products which have established technological feasibility are capitalized, and capitalization is discontinued when the product is available for sale. Approximately $624,000 had been capitalized through March 31, 2000. Amortization, which commences when the products are available for general release to customers, is computed at the greater of the straight-line rate over the estimated life of each product, or an amount based on the ratio of current revenues to the total of current and anticipated revenues.

     Web Site Development Costs

     Certain direct internal and external costs of web site development incurred during the application development stage are being capitalized and amortized over a three-year period. At March 31, 2000, $330,000 of these remaining development costs, net of $58,081 of accumulated amortization, are included in other assets.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.   Acquisitions

     On February 15, 2000, the Company acquired Renaissance Computer Art Center, Inc., d/b/a Renaissance Multimedia, a New York City based website design firm. The aggregate purchase price, including all direct costs, was $2,662,101 and was paid through the issuance of 449,870 shares of the Company's common stock and a $250,000 cash payment. The Company entered into a three-year employment contract with the President of Renaissance Multimedia at an annual salary of $175,000, with certain predetermined performance bonus targets. Additionally, the Company granted options to purchase an aggregate of 600,000 shares of its common stock under its 1994 Long Term Incentive Plan to certain employees of Renaissance Multimedia. The acquisition was accounted for under the purchase method of accounting. Accordingly, the consolidated financial statements of the Company include the results of this business subsequent to the acquisition date. The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values on the date of purchase. The $2,438,668 cost in excess of net assets acquired of $223,433 is reflected as goodwill and is being amortized over five years.

     On March 9, 2000, the Company acquired all of the outstanding shares of Junction 15 Limited, a London based website design firm. The aggregate purchase price, including all direct costs, was $2,724,922 and was paid through the issuance of 681,818 shares of the Company's common stock and a $250,000 cash payment. The Company entered into three-year employment agreements with two directors and stockholders of Junction 15, with starting salaries of approximately $150,000 and $80,000, respectively, with various provisions for pensions, commissions, and bonuses. Additionally, the Company granted options to purchase an aggregate of 250,000 shares of its common stock under its 1994 Long Term Incentive Plan to certain employees of Junction 15. The acquisition was accounted for under the purchase method of accounting. Accordingly, the consolidated financial statements of the Company include the results of this business subsequent to the acquisition date. The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values on the date of purchase. The $2,724,922 cost in excess of net assets acquired of $5,171 is reflected as goodwill and is being amortized over five years.

     On March 27, 2000, the Company acquired PWR Systems, a Long Island, New York based interactive integrator and value-added reseller of computer and digital information equipment, for $8,326,732. The purchase price included a $1,000,000 cash payment, one-year promissory notes in the aggregate principal amount of $500,000, convertible into the Company's common stock at $3.00 per share, and payable in equal quarterly installments with interest of 6.3% per annum, and 1,500,000 shares of the Company's common stock, valued at $3 per share, issued to the two principals of PWR. The acquisition agreement also calls for additional contingent consideration of up to $350,000 per annum for the three-year period following the acquisition based upon increases in PWR's earnings before interest, taxes, depreciation, and amortization. The Company is further obligated to issue additional common stock if, during the twelve months following the acquisition, the market price of the Company's common stock falls below $1 per share for any thirty-consecutive day period. The Company entered into three-year employment agreements with PWR's two principals providing for annual salaries of $200,000 to each of them, and provisions for bonuses upon attaining specified performance thresholds. Additionally, the Company granted options to purchase an aggregate of 750,000 shares of its common stock under its 1994 Long Term Incentive Plan to officers, employees and independent contractors of PWR. Furthermore, the Company agreed to prepay, upon receipt of gross proceeds of $15,000,000 from equity offerings, 6.3% notes payable in the aggregate principal amount of $762,745 to the PWR stockholders, equivalent to the retained earnings of PWR Systems at the closing date. Otherwise, the note will be paid in quarterly installments through March 2001. The acquisition was accounted for under the purchase method of accounting. Accordingly, the consolidated financial statements of the Company include the results of this business subsequent to the acquisition date. The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values on the date of purchase. The $7,821,741 cost in excess of net assets acquired of $691,491 is reflected as goodwill and is being amortized over seven years.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.   Acquisitions (cont.)

     The following table summarizes the net assets of such acquired businesses:


                                     Renaissance
                Category             Multimedia   Junction 15   PWR Systems         Total
     -------------------------      ------------  -----------   -----------   -----------

     Current assets                 $   365,983   $   163,614   $ 4,086,805   $ 4,616,402
     Noncurrent assets                   97,990        42,728        21,467       162,185
                                    -----------   -----------   -----------   -----------
     Total assets                       463,973       206,342     4,108,272     4,778,587
                                    -----------   -----------   -----------   -----------

     Current liabilities                209,997       167,997     3,416,781     3,794,775
     Noncurrent liabilities              30,543        33,174                      63,717
                                    -----------   -----------   -----------   -----------
     Total liabilities                  240,540       201,171     3,416,781     3,858,492
                                    -----------   -----------   -----------   -----------

     Net tangible assets acquired       223,433         5,171       691,491       920,095
     Goodwill                         2,438,668     2,719,751     7,821,741    12,980,160
                                    -----------   -----------   -----------   -----------
     Purchase price                 $ 2,662,101   $ 2,724,922   $ 8,513,232   $13,900,255
                                    ===========   ===========   ===========   ===========


     Under an August 1999 agreement with a third party, the Company agreed to transfer certain of our marketable securities, consisting of shares of common stock of Xceed Inc., based upon the consideration paid for acquisitions of any company identified by this third party. The Company recorded a realized gain of $1,095,348 during the quarter ended March 31, 2000 related to 59,813 Xceed shares transferred to this third party for the Company's acquisitions of Renaissance Multimedia and PWR Systems. The gain represents the realization of the appreciation in market value at the dates of these acquisitions. The third party received 14,953 Xceed shares for the Renaissance Multimedia acquisition and 44,860 Xceed shares for the PWR acquisition, resulting in respective gains of $371,962 and $723,386.

4.   Loss per Share

     Basic loss per share is computed based upon the weighted average number of common shares outstanding during each period presented. Stock options did not have an effect on the computation of diluted earnings per share in the three month periods ended March 31, 2000 and 1999 since they were anti-dilutive.

5.   Debt

     On January 8, 2000, as amended March 15, 2000, the Company entered into an agreement for a maximum $1,000,000 unsecured line of credit note arrangement with a foreign company. Advances under the arrangement bear interest at 8%. The Company borrowed $1,000,000 on February 17, 2000. This borrowing was paid in full with accrued interest on March 20, 2000. With the exception of the first advance, all future advances are payable within 180 days of the receipt of the advance, and the credit facility has a two-year term. In connection with the first advance under this credit facility, the Company issued seven-year warrants to purchase an aggregate of 250,000 shares of its common stock exercisable at $3.00 per share. The warrants were valued at $382,500 and are being charged to interest expense over the two-year agreement period.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6.   Stockholders' Equity

     On January 8, 2000, the Company entered into a three-year consulting agreement under which the Company issued 650,000 three-year warrants exercisable at $3.00 per share. One hundred thousand of these warrants are exercisable immediately, and 400,000 warrants are exercisable upon the attainment of specified performance targets. In addition, 150,000 warrants are being held in escrow and are to be released on January 7, 2003, or earlier with the Company's approval. The Company has recorded a charge of $172,404 related to the currently exercisable 100,000 warrants in the first quarter of 2000, as well as a $55,354 pro-rata variable charge for the 150,000 warrants subject to escrow.

     In March 2000, the Company completed two private placements under which it sold 1,699,425 shares of its common stock for gross proceeds of $7,609,290. Under the first of these private placements, the Company sold 936,954 shares of its common stock and received gross proceeds of $4,216,294. In the second private placement, conducted in Europe, the Company sold 762,471 shares of its common stock for gross proceeds of $3,392,996.

     The Company has received additional subscriptions in the second European private placement for 331,518 shares with an aggregate gross subscription price of $1,415,255, of which subscriptions for 309,720 shares, for aggregate gross proceeds of $1,378,254, were received by the Company as of March 31, 2000. The Company has not as yet accepted these subscriptions. Accordingly, at March 31, 2000 the Company has recorded the $1,378,254 received as restricted cash as well as a subscription liability in the same amount. The Company is awaiting a final determination by the Nasdaq Stock Market relating to the non-integration of the two first quarter private placements under the Nasdaq Marketplace Rules, or alternatively, that notwithstanding any such integration of the two private placements that the number of shares of common stock issued and issuable does not exceed 20% of the Company's outstanding common stock for purposes of such Marketplace Rules.

7.   Litigation

     In the fourth quarter of 1998, an action was commenced against Vizacom in California in which plaintiff is seeking $300,000 in damages for the Company's alleged violation of a lease for office space located in San Jose, California. This is the location at which one of our subsidiaries, Software Publishing Corporation, had its principal place of business and at which the Company had its principal executive offices during the period of January 1997 through January 1998. The Company no longer has any offices at this location. The Company has filed an answer in this action denying the plaintiffs' claims and plans to file a summary judgement motion seeking a determination in its favor on the claims. The Company believes that the plaintiffs claims are without merit and intends to vigorously defend itself in this action.

     In February 2000, the Company received a demand for arbitration with respect to certain fees payable in connection with an investment banking agreement which it terminated. The claim calls for payment of $45,000 and reinstatement of warrants to purchase 150,000 shares of common stock, cancelled upon termination of the investment banking agreement, and legal and other expenses in connection with the arbitration. The Company believes that the claims in this action are without merit and intends to vigorously defend itself in this action.

     On January 30, 1998, an action was commenced against the Company, its current chief executive officer and its former chief executive officer. The action alleged that the plaintiffs' investment in 296,333 shares of common stock for $919,495 was made based upon certain information that was intended to deceive the plaintiffs. The plaintiffs sought to rescind the investment and certain other relief. In April 2000, this case was dismissed with prejudice with no further cost to the Company.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7.   Litigation (cont.)

     The Company has other litigation matters in progress in the ordinary course of business. In the opinion of management, all pending litigation of the Company will be resolved without a material adverse effect on the Company's financial position, results of operations or cash flows.

8.   Segment Information

     During the quarter ended March 31, 2000, the Company completed three acquisitions described in Note 3. Collectively, the three acquisitions form the foundation for the Company's international interactive e-commerce solutions business. Revenues from this business segment consist primarily of e-commerce consulting, website design, web and system integration services and hardware sales.

     The Company's historical business consists primarily of its direct sale of software and digital cameras, collectively referred to as visual communication products, utilizing the Company's direct mail marketing and telemarketing operations at our Nashua, New Hampshire, Nottingham, England and Aachen, Germany call center locations, and its internet-based e-commerce network portal VisualCities.com. During the first quarter of 2000, the Company began to market its web-enabled call center capabilities to third party customers. During the second quarter of 2000, the Company anticipates reorganizing its historical business into two segments: visual communication products and web-enabled call centers. In addition, the Company anticipates that its visual communication segment will discontinue the sale of digital cameras, except for promotional activities and the liquidation of existing inventories.

     Information concerning our first quarter segment operations is set forth below:


                                                      Visual
                                                  Communication
                                                     Products       Interactive       Corporate    Consolidated
                                                     --------       -----------       ---------    ------------

     Quarter ended March 31, 2000:
     Net sales                                      $  3,498,871    $    443,594    $       --      $  3,942,465
     Investment gains                                       --              --        (1,095,348)     (1,095,348)
     Segment profit (loss)                            (1,283,198)        (93,519)        (14,803)     (1,391,520)
     Total assets                                      4,631,176      19,958,237       5,557,305      30,146,718
     Depreciation and amortization                        96,734         130,301         180,200         407,235

     Quarter ended March 31, 1999:
     Net sales                                      $  4,935,528    $       --      $       --      $  4,935,528
     Investment gains                                       --              --          (660,000)       (660,000)
     Segment profit (loss)                                (6,757)           --          (665,185)       (671,942)
     Total assets                                      4,472,465            --         4,500,323       8,972,788
     Depreciation and amortization                       628,602            --             6,603         635,205

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


9.   Related Party Transactions

     During  the first  quarter  of 2000,  the  Company  incurred  approximately
     $424,000 of legal fees, primarily in connection with the Company's acquisition and financing transactions, to a law firm of which a director of the Company is a member. Approximately $480,000 owed to this law firm is included in accounts payable at March 31, 2000.

10.  Subsequent Events

     In April 2000, the Company entered into a letter of intent to acquire certain operating assets of Silkroad Interactive Inc. in a cash and stock transaction. Silkroad Interactive Inc. is a New York City based web and systems integration company focused on internet security systems, customer relationship management software, and e-commerce systems development activities. The consummation of this acquisition is subject to customary closing conditions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Quarterly Report on Form 10-QSB include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

o    the market acceptance and amount of sales of our products and services,
o the success of our expansion into Internet and other interactive e-commerce solutions offerings, such as web site design, web-enabled customer service and systems integration,
o our success in integrating the operations of acquired companies, including Renaissance Multimedia, Junction 15 and PWR Systems, into a coordinated and complementary operation,
o the extent that we are able to generate e-commerce revenues from, build membership in and implement technological enhancements to our VisualCities.com Internet commerce network,
o our ability to retain an active user base, attract new users and maintain customer satisfaction for our software products, as well as our VisualCities.com and other web sites,
o the extent that our direct marketing operations achieve satisfactory response rates,
o    our ability to obtain sufficient supplies of marketable products,
o    the competitive environment within the industries in which we operate,
o    our ability to raise additional capital,
o the extent to which we are successful in developing, acquiring or licensing products which are accepted by the market,
o    consumer confidence in the security of transactions on our web sites,
o    our ability to attract and retain qualified personnel,
o    business and consumer trends,
o    the cost-effectiveness of our product development activities, and
o the other factors and information disclosed and discussed under "Risk Factors" below and in other sections of this Quarterly Report on Form 10-QSB.

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

Business Overview

We provide business-to-business and business-to-consumer interactive e-commerce solutions to businesses seeking to improve their operations through the use of internet, intranet, and extranet-based technologies. We also develop and market visual communication software products, resell third-party computer software, hardware and ancillary products, and provide web-enabled internet and traditional call center services to third parties.

Our interactive e-commerce solutions are intended to aid our clients in improving business efficiencies, enhancing customer relationships, and marketing or branding their businesses, products and services. We combine our industry-specific knowledge and local implementation abilities in providing interactive e-commerce solutions to companies based in the U.S. and Europe. Our interactive e-commerce solutions clients primarily consist of small and mid-sized companies and divisions and local offices of large, multi-national corporations. We believe that our highly respected and worldwide brand name, web-enabled call centers and intellectual property, in conjunction with our core competencies of direct marketing, telemarketing, customer service, technical support and fulfillment provide a significant foundation for the growth of our interactive e-commerce solutions business. We believe that we can provide significantly valuable interactive e-commerce solutions to our customers. Our interactive e-commerce solutions business includes the following services:

o web site development, including web site graphic design, e-business consulting, marketing and implementation systems integration services, including Internet, intranet and extranet development, web site-to-legacy systems integration, computer network design and implementation, and acting as an authorized value-added- reseller of computer and other digital communication equipment, and

o e-commerce call center services, including multi-national, multi-lingual web-enabled call-center sales, customer and technical-support services, and related direct marketing, telemarketing and product fulfillment services.

We gained our competencies in web site development and systems integration through our recent acquisitions of Renaissance Multimedia, Junction 15 and PWR Systems.

We gained our competencies in customer service, telemarketing, direct marketing and product fulfillment services through our historical business of developing and marketing our own and third-party computer products. We currently operate three telemarketing call centers in Nashua, New Hampshire, Nottingham, England, and Aachen, Germany. We have web-enabled each of these three centers using an Internet protocol-based multimedia contact center technology that we licensed on a worldwide basis from a third-party. As such, our call centers are capable of providing real-time chat, audio and video internet communication services between our call-center representatives, acting on behalf of our clients, and our clients' customers, under current bandwidth capabilities. Our call centers are operated on a 24 hours per day, seven days per week, 365 days per year, commonly referred to as on a 24/7/365, basis.

We continue to develop and market visual communications products. We currently offer twenty-eight software products, which we developed and own, that operate on Windows-based operating systems for personal and networked computers. Our current flagship software products include Serif PagePlus 6, Harvard Graphics 98, Harvard Graphics Easy Presentations, Serif DrawPlus 4 and Serif PhotoPlus 6. We also offer a number of hardware products, primarily digital cameras, manufactured by third parties, and sell software products packaged together with hardware products. As a result of declining revenues and margins for digital cameras in the first quarter of 2000, we intend to discontinue the sale of digital cameras in the second quarter of 2000, except for promotional activties and the liquidation of existing inventories.

Through our Serif Inc. and Serif (Europe) Limited subsidiaries, two companies we acquired in May 1996, we have over ten years of experience in software development and international direct marketing and telemarketing. We believe the Serif brand is highly regarded and well-known throughout the United Kingdom for its line of visual communication graphic software products. Through our Software Publishing Corporation subsidiary, which we acquired in December 1996, we own the Harvard Graphics brand and product line. We believe the Harvard Graphics brand is internationally recognized as a pioneer in computer software applications, and is respected internationally for its presentation graphics software products. We continue to explore additional uses of our intellectual property, including our exporting of the technologies to operating systems other than Windows, such as the open source Linux operating system. We have not as of yet made a determination as to the feasibility, marketability or profitability of such products or activities.

We also operate VisualCities.com, a destination web site that offers information, content, membership benefits, products and services targeted at the visual communication computer products community. We intend to utilize this web site to sell visual communications products, including our own products and products manufactured by third parties, to users in our targeted market.

Results of Operations

Three Month Period Ended March 31, 2000 Compared to the Three Month Period Ended March 31, 1999

General. We entered the interactive e-commerce solutions business during the first quarter of 2000, as we completed three acquisitions and raised over $7,000,000 from sales of our common stock. On February 15, 2000, we acquired Renaissance Multimedia, a New York City based website design firm; on March 9, 2000 we acquired Junction 15 Limited, a London based website design firm; and on March 27, 2000 we acquired PWR Systems Inc., a Long Island, New York based interactive integrator and value-added reseller. Collectively these three companies form the foundation for our international interactive e-commerce solutions business serving the needs of the new economy.

Our historical business consists primarily of our direct sale of software and digital cameras, collectively referred to as visual communication products, utilizing our direct mail marketing operations at our New Hampshire, Nottingham, England and Aachen, Germany call center locations. During the first quarter of 2000, we began marketing our web-enabled call center capabilities to third party customers. As a result of declining revenues and margins for digital cameras in the first quarter of 2000, we intend to discontinue the sale of digital cameras in the second quarter of 2000, except for promotional activities and the liquidation of existing inventories.

Further, we continued to build-out our web portal community, Visualcities.com, which is targeted to visual communication software users.

Our results of operations were not materially impacted by our acquisitions in the first quarter due to the short time that these acquired companies were owned by us in the quarter. We anticipate that these acquired companies, as well as potential future acquisitions, will be significant contributors to our future growth strategy. We are currently in negotiations with several acquisition targets in the United States and in Europe. On April 27, 2000, we entered into a letter of intent to acquire Silkroad Interactive, Inc., a New York City based company focused on internet security systems, customer relationship management software, and e-commerce systems development activities, in a cash and stock transaction. Management is currently integrating these acquired companies.

During the first quarter of 2000 we experienced a decline in the response rates in our domestic market, to our customer lead generation programs for our visual communication computer software applications and digital cameras. We are currently reviewing our United States new customer lead generation programs in relation to its cost structure and may determine to decrease the level of direct marketing expenditures related to new customer lead generation. We may terminate our United States new customer lead generation programs if we are unable to identify programs which are less costly or produce higher response rates. We do not believe that our software upgrade programs to our existing customer base, which we intend to continue, would be adversely affected by any such decision. Management is considering various actions to restructure our visual communications operations, including:

o    Altering our product mix,
o Refocusing, and/or reducing our direct marketing lead generation activities and costs,
o    Charging for technical support,
o Implementing or expanding our Internet distribution and marketing methods, and
o Increasing revenues through third party contracts for our call center operations.

Net Sales. Net sales decreased in the 2000 first quarter by $993,063, or 20.1%, to $3,942,465 from $4,935,528 in the 1999 first quarter. Our new interactive e-commerce solutions segment contributed $443,594, or 11%, of first quarter sales. Seventy-nine percent of our sales were through our direct marketing channel and 10% of our sales were through retail channels. The decline in net sales resulted primarily from a significant decrease in sales of digital cameras as compared to the 1999 first quarter, which was our strongest quarter for digital camera sales. We also experienced a decline in response rates to our lead generation software direct marketing offers. We provided for returns and allowances at 13% of gross sales in the 2000 first quarter as compared to 18% of gross sales in the 1999 first quarter, primarily as a result of a decline in hardware sales in the first quarter of 2000, which have higher historical rates of returns and allowances.

North America and International net sales for first quarter 2000 and 1999 were as follows:

                                      2000         %           1999           %
                                 -------------  ------     -------------  ------
     North America...........    $   1,277,511   32.4      $   1,685,370    34.1
     International...........        2,664,954   67.6          3,250,158    65.9
                                 -------------  -----      -------------  ------
     Total...................    $   3,942,465  100.0      $   4,935,528   100.0
                                 =============  =====      =============  ======

In the 2000 first quarter, approximately 68% of our net sales were generated outside the United States as compared to approximately 66% in the 1999 first quarter. We expect that the percentage of visual communications net sales derived from international net sales will continue to increase as we continue to expand our foreign visual communications sales operations. We initially expect that a higher percentage of our overall net sales will be derived from the United States since our United States based interactive e-commerce solutions business is currently larger than it is internationally.

Gross Profit. Our gross profit for first quarter 2000 was $2,626,441, or 67% of our net sales, compared to $3,402,563, or 69%, in the 1999 first quarter. The decline in gross margins for 2000 reflects a change in product mix resulting from ordinary fluctuations in our sales of software and hardware, mainly digital cameras. Digital cameras produced by third parties carry lower margins than our proprietary software products. Our cost of sales consisted primarily of product costs, royalties and inventory allowances for damaged and obsolete products. Product costs have historically consisted of the costs to purchase the underlying materials and print both boxes and manuals, media costs (CD-ROMs and other media), assembly costs, and hardware costs. Cost of sales was $1,316,024 for the first quarter of 2000 as compared to $1,532,965 for 1999, a decrease of 14%, reflecting decreased sales in 2000 as well as the change in product mix.

Our gross margins and operating income have been affected in particular periods by the mix of distribution channels used, the mix of international and domestic revenues, the mix of products sold and the timing of product introductions, promotional pricing and rebate offers, return privileges and marketing promotions in connection with new product introductions and upgrades. These promotions have had a negative influence on average selling prices and gross margins. In addition, gross margins have fluctuated on a quarterly basis as we utilize alternative direct response promotions. Gross margins have also been, and may continue to be, adversely affected by competitive pricing strategies in the software industry as a whole, including competitive upgrade pricing, the OEM business and alternative licensing arrangements. We expect additional gross margin fluctuations for the balance of 2000 as we expand our interactive e-commerce solutions business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") increased by $736,085, or 18%, to $4,740,481 in the 2000 first quarter from $4,004,396 in the 1999 first quarter. Approximately $270,000 of the increase in SG&A is related to our newly acquired companies. Approximately $280,000 of the increase is related to various increases in consulting fees primarily associated with financial and investment banking agreements relating to long term growth initiatives including our acquisition strategy. Additionally, our core direct mail business expended more on list rentals due to declining response rates to our marketing offers. We establish several of our marketing expenditure levels based on expected net revenues, and periodically review and adjust these variable expenditure levels based on actual sales volumes. We have also incurred costs related to the introduction of a direct mail program in Germany. Additionally, we experienced increases in recruiting costs related to the competitive technical environment in which we operate, and salaries and wages increased as additional staffing and increased compensation expenses, including for marketing personnel, were incurred in connection with VisualCities.com Inc., our United States and European expansion, and the development and implementation of our acquisition strategy.

Amortization  of  Goodwill  and  Purchased   Technology.   This  represents  our
amortization of purchased technology and goodwill associated with our acquisitions of Serif and SPC in the 1999 fiscal period. In 2000, $126,618 represents the amortization of goodwill for our newly acquired businesses.

Realized and Unrealized Gains on Marketable Securities. The realized gain of $1,095,348 in the 2000 first quarter represents the gain recognized upon the transfer of 59,813 shares of Xceed stock to a finder in connection with an August 1999 agreement, based upon the appreciation in the market value of such shares. The agreement set forth a formula to determine the number of shares to be paid the finder upon the closing of an acquisition target identified by such finder. The finder received 14,953 Xceed shares for the Renaissance acquisition and 44,860 Xceed shares for the PWR acquisition, resulting in respective gains of $371,962 and $723,386.

The unrealized gain of $660,000 in the 1999 first quarter represented the Company's gain as a result of holding Xceed stock during that period.

Product Development. Product development expenses in the 2000 first quarter increased by $9,205 or 6%, to $162,574 from $153,369 in the 1999 first quarter. Product development costs as a percentage of net sales were 4% in the 2000 first quarter and 3% for the 1999 first quarter. We capitalized approximately $146,000 in the 2000 first quarter and $50,000 in the 1999 first quarter of our product development costs associated with product designs where technological feasibility has been established and where the product will not be brought to market for at least twelve months. All other development costs have been expensed in the period incurred. We intend to continue to acquire externally developed technology, explore strategic alliances and other methods of acquiring or licensing technology, and invest in certain internal development projects, including the updating of existing products. We believe that development expenses may increase in dollar amount in the future, although our long-term goal is to continue to reduce product development costs as a percentage of sales. Because of the inherent uncertainties associated with software development projects, there can be no assurance that our research and development efforts will result in successful product introductions or increased revenues or profitability.

Other (income) expense. Other expense, net amounted to $64,899 in the 2000 first quarter, as compared to other income, net of $17,580 in the 1999 first quarter, primarily because of a non-cash interest charge of approximately $47,000 related to the amortization of the warrants issued in connection with the Company's line of credit facility.

Liquidity and Capital Resources

Our cash and cash equivalents increased by $2,868,136 to $4,598,631 at March 31, 2000 from $1,730,495 at December 31,1999, primarily as a result our receipt of $7,292,880 in proceeds from financing activities, which more than offset
$2,430,366 of cash used for operations and $1,885,472 used primarily for investments relating to the cash portion of three business acquisitions. In addition, we received $1,378,254 of advance payments for stock subscriptions which are reflected as restricted cash and a corresponding subscription liability pending acceptance of such subscriptions by the Company. Our operating and investing activities for the 2000 first quarter were primarily related to the acquisition of three new companies, increased direct marketing expenditures, the development of our VisualCities.com website, our European expansion, and the costs associated with the development of future software products. We intend to continue to utilize our working capital in 2000 to finance the costs of our interactive e-commerce solutions business, including the costs of acquisitions and the respective working capital needs of acquired companies, for Internet web site development, European expansion, product development, marketing and advertising, for capital expenditures, including the purchase of computer, accounting and internet services equipment and software, and for internal and external software development. Our cash requirements, however, may change depending upon numerous factors, including, without limitation, the cost of integrating our businesses and the need to finance the licensing or acquisition of third party software, as well as increased inventory and accounts receivable arising from the sale and shipment of new or additional products. Our first quarter 2000 financing activities consisted of the receipt of net proceeds of $6,648,205 from the sale of our common stock, $644,675 from option and warrant exercises, and the repayment of $108,906 of debt and lease obligations. We had working capital of $(627,340) at March 31, 2000, a decline of $1,280,314 from our working capital at December 31, 1999 of $652,974, primarily as a result of operating losses and investments in new businesses.

We believe that our existing cash and cash equivalents and cash generated from operations, if any, together with the proceeds of any financings, should be sufficient to meet our currently anticipated liquidity and capital expenditure requirements for the next twelve months. We intend to seek additional financing through one or more debt, equity or convertible securities offerings; however, there can no assurance that we will be successful in completing any such offering or offerings, or that the terms of any such offering or offerings will be beneficial to the Company or its stockholders. In March 2000, we completed private placements of our common stock for an aggregate of 1,699,425 shares raising aggregate gross proceeds of $7,609,290, before associated placement costs. We utilized approximately $5,000,000 of these proceeds to fund our acquisitions and associated legal and other costs thereof; for working capital needs of Renaissance Multimedia, Junction 15, and PWR Systems in February and March 2000; and for repayment of our $1,000,000 line of credit loan. We plan to utilize the remaining proceeds to pursue additional acquisition targets, expand our VisualCities.com website, including promotional activities, develop our interactive e-commerce solutions business, expand our European operations, develop additional software products, and fund our other working capital requirements. In the first quarter of 2000 we entered into a two-year unsecured line of credit agreement for maximum borrowings of $1,000,000, at an 8% interest rate, with a foreign company. We borrowed

$1,000,000 under this agreement in February 2000. This loan was repaid in full with accrued interest on March 20, 2000, and we now have $1 million available under this line of credit. We have letter of credit facilities of approximately $260,000 relating to certain lease obligations. Serif (Europe) Limited has a letter of credit facility of approximately $200,000, which was fully drawn upon as of March 31, 2000, with its primary bank in the United Kingdom, and which is secured by Serif (Europe) Limited cash reserves of a similar amount. Serif
(Europe) Limited has bank loans of approximately $108,000 at March 31, 2000, which are secured by substantially all of its assets. Our PWR Systems subsidiary has a $1,000,000 bank credit facility, which we have guaranteed, and an additional $1,000,000 credit facility, both of which are secured by PWR's assets. There can be no assurance that we will be successful in attaining our sales or strategic goals, or that attaining such goals will have the desired effect on our cash resources.

Our exposure to foreign currency gains and losses is partially mitigated as we incur operating expenses in the principal foreign currency in which we invoice foreign customers. As of March 31, 2000, the Company had no foreign exchange contracts outstanding. The Company's foreign exchange gains and losses may be expected to fluctuate from period to period depending upon the movement in exchange rates.

In 1999, we entered into a five-year consulting agreement pursuant to which we are required to pay 0.3% of our net revenue (subject to an annual minimum fee of $125,000, and an annual maximum fee of $250,000) to the consultant. The term of the agreement may be extended automatically by an additional eighteen months if we report annual net revenues of $40,000,000, and an additional eighteen months should net revenues exceed $60,000,000. At March 31, 2000, we have accrued $156,250 of consulting fees in connection with this agreement.

On July 27, 1999 we entered into a minimum annual purchase commitment of approximately $230,000 with a distributor of certain software the Company intends to sell in its direct mail operation. We anticipate that we will fulfill such commitment from our operational resources.

Net Operating Loss Carryforwards

We  estimate  our  consolidated  tax  net  operating  loss  carryforwards  to be approximately $35 million at December 31, 1999, after consideration for limitations on the use thereof, which expire in years 2002 through 2019. Under
Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), changes in the ownership or the business of a corporation that has net operating loss carryforwards can result in the inability to use or the imposition of significant restrictions on the use of such net operating loss carryforwards to offset future income and tax liability of such corporation. An "ownership change" may be deemed to have occurred under Section 382 of the Code and the regulations thereunder with respect to both the Company and SPC, and the use by the Company of these net operating loss carryforwards will be limited. Utilization of the net operating loss carryforwards of SPC may be further limited by reason of the consolidated return/separate return limitation year rules. We estimate the maximum utilization of such net operating loss carryforwards to be approximately $1,200,000 per year for losses through December 31, 1996. There can be no assurance that we will be able to utilize all of our net operating loss carry- forwards. In addition, the foreign losses incurred by SPC may decrease or otherwise restrict our ability to claim U.S. tax credits for foreign income taxes.

Possible Tax Obligation

We have applied for a closing agreement with the IRS pursuant to which we would become jointly and severally liable for SPC's tax obligations upon occurrence of a "triggering event" requiring recapture of dual consolidated losses previously utilized by SPC. Such closing agreement would avoid SPC's being required to recognize a tax of approximately $8 million on approximately $24.5 million of SPC's previous dual consolidated losses. The IRS notified us that it determined not to act on our application until SPC submitted certain filings pertaining to pre-acquisition consolidated tax year return filings made by SPC. We have submitted these filings in an application for relief. We believe that should the IRS accept the application for relief, and once a re-application for a closing agreement is made, the IRS should agree to such a closing agreement. However, no assurance can be given that the IRS will do so, and any failure to do so could result in the recognition of this tax liability. Should such a closing agreement be obtained, in certain circumstances, a future acquirer of Vizacom may also be required to agree to a similar closing agreement in order to avoid the same tax liability, to the extent it is able to do so. This could have a material adverse effect on our future ability to sell SPC. The report of our auditors covering the December 31, 1999 consolidated financial statements contains a paragraph emphasizing these dual consolidated losses.

Seasonality

The computer software market is characterized by significant seasonal swings in demand, which typically peak in the fourth quarter of each calendar year. The seasonal pattern is due primarily to the increased demand for software during the year-end holiday buying season and reduced retail and corporate demand for business software during the European Easter and summer vacation period. We expect our net sales and operating results from our historical operations to continue to reflect this seasonality. Our revenues may also experience substantial variations as a result of a number of factors, such as consumer and business preferences and introduction of competing titles by competitors, as well as limited time promotional pricing offers. There can be no assurance that we will achieve consistent growth or profitability on a quarterly or annual basis.

We are hopeful that we can mitigate the seasonal nature of the software market with the typically non-seasonal pattern of our interactive e-commerce solutions business segment.

Inflation

We believe that inflation has generally not had a material impact on our operations.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         Reference is hereby made to Item 3 of our Annual Report on Form 10-KSB, for the fiscal year ended December 31, 1999, filed April 15, 2000 (Commission File No.:1-14076), and to the references therein, for a discussion of all material pending legal proceedings to which we or any of our subsidiaries are parties.

Item 2.  Changes in Securities and Use of Proceeds.

         In the first quarter of 2000, we issued an aggregate of 226,695 shares of our common stock to a total of fifteen individuals and entities for gross proceeds of $469,226 upon exercise of warrants held by these individuals and entities. The issuance of such shares were private transactions exempt from registration under Section 4(2) of the Securities Act.

         In connection with our acquisition of Renaissance Multimedia in February 2000, we sold and issued an aggregate of 449,870 shares of our common stock to the former shareholders of Renaissance Multimedia. The issuance of such shares was a private transaction exempt from registration under Section 4(2) of the Securities Act.

         In connection with our acquisition of Junction 15 in March 2000, we sold and issued an aggregate of 681,818 shares of our common stock to the former shareholders of Junction 15. The issuance of such shares was a private transaction exempt from registration under Section 4(2) of the Securities Act.

         In connection with our acquisition of PWR Systems in March 2000, we sold and issued an aggregate of 1,500,000 shares of our common stock to the former shareholders of PWR Systems. The issuance of such shares was a private transaction exempt from registration under Section 4(2) of the Securities Act.

         In March 2000, we sold a total of 936,954 shares of our common stock to 45 accredited investors for gross proceeds of $4,216,294. The issuance of these shares were private transactions exempt from registration under Section 4(2) of the Securities Act of 1933.

         In March 2000, we accepted subscriptions for and sold a total of 762,471 shares of our common stock to eleven foreign investors for gross proceeds of $3,392,996. The issuance of these shares were private transactions exempt from registration pursuant to Section 4(2) of, and Regulation S promulgated under, the Securities Act.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               Set forth below are all exhibits to this Quarterly Report on Form 10-QSB.

               Number Description
               ------ -----------

                27    Financial Data Schedule.

          (b)  Reports on Form 8-K.

               On February 22, 2000, we filed a Current Report on Form 8-K (Date of Report: February 15, 2000) with the SEC reporting, as an Item 2 disclosure, our acquisition of Renaissance Multimedia. Additionally, we reported as an Item 5 disclosure that we borrowed $1 million on February 17, 2000 under our line of credit facility. Financial statements for Renaissance Multimedia were included in our Annual Report on Form 10-KSB for the year ended December 31, 1999, filed with the SEC April 15, 2000. On April 17, 2000, we filed an amendment to our Form 8-K incorporating by reference the financial statements of Renaissance Multimedia. This amendment to the Form 8-K also included pro forma information concerning us, Renaissance Multimedia, Junction 15, and PWR Systems.

               On March 3, 2000, we filed a Current  Report on Form 8-K (Date of
               Report: February 28, 2000) with the SEC reporting, as an Item 5 disclosure, our entering into an agreement to acquire PWR Systems.

               On March 21, 2000, we filed a Current Report on Form 8-K (Date of
               Report: March 9, 2000) with the SEC reporting, as an Item 2 disclosure, our acquisition of Junction 15. Additionally, we reported as an Item 5 disclosure that we modified and extended our original line of credit facility, appointed Rand Schulman as Executive Vice President on March 16, 2000, and sold a total of 936,954 shares of our common stock to 45 investors for aggregate gross proceeds of $4,216,293 on March 17, 2000. Financial statements of Junction 15 were included in our Annual Report on Form 10-KSB for the year ended December 31, 1999, filed with the SEC on April 15, 2000. On April 17, 2000 we filed an amendment to this Form 8-K incorporating by reference to our Form 10-KSB the financial statements of Junction 15. This amendment to Form 8-K also included pro forma information concerning us, Renaissance Multimedia, Junction 15, and PWR Systems.

               On April 4, 2000, we filed a Current  Report on Form 8-K (Date of
               Report: March 27, 2000) with the SEC reporting, as an Item 2 disclosure, our acquisition of PWR Systems. Additionally, we reported an Item 5 disclosure that on March 20, 2000 we repaid all outstanding amounts due under our line of credit facility. Further, we disclosed in Item 5 that on March 27, 2000 we accepted subscriptions for and sold a total of 762,471 shares of our common stock to eleven foreign investors for gross proceeds of $3,392,996. Financial statements of PWR Systems were included in our Annual Report on Form 10-KSB for the year ended December 31, 1999, filed with the SEC on April 15, 2000. On April 17, 2000, we filed an amendment to this Form 8-K incorporating by reference to our Form 10-KSB the financial statements of PWR Systems. This amendment to our Form 8-K also included pro forma information concerning us, Renaissance Multimedia, Junction 15, and PWR Systems.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    VIZACOM, INC.



Dated:  May 16, 2000           By:              /s/ Mark E. Leininger
                                    --------------------------------------------
                                                  Mark E. Leininger
                                        President and Chief Executive Officer
                                            (Principal Executive Officer)


Dated:  May 16, 2000           By:             /s/ Alan W. Schoenbart
                                    --------------------------------------------
                                                 Alan W. Schoenbart
                                         Vice President - Finance, Treasurer
                                             and Chief Financial Officer
                                            (Principal Financial Officer)

                                  VIZACOM INC.
                                INDEX TO EXHIBITS


Exhibit No.       Description

27.               Financial Data Schedule.