Form 10QSB
period 2000-06-30
VIZACOM INC
filed 2000-08-14
CIK 926331

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,057,739 shares of Common Stock, as of July 31, 2000.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                  VIZACOM INC.

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

Item                                                                       Pages

Item 1.  Financial Statements:

Condensed Consolidated Balance Sheets as of June 30, 2000
   (Unaudited) and December 31, 1999                                          3

Condensed Consolidated Statements of Operations for the Three and
   Six Months Ended June 30, 2000 and 1999 (Unaudited)                        4

Condensed Consolidated Statement of Changes in Stockholders'
   Equity for the Six Months Ended June 30, 2000 (Unaudited)                  5

Condensed Consolidated Statements of Cash Flows for the Six
   Months Ended June 30, 2000 and 1999 (Unaudited)                            6

Notes to Condensed Consolidated Financial Statements                       7-13

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                                       14-21

                                  VIZACOM INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  June 30,           December 31,
                                                                                    2000                 1999
                                                                                ------------         ------------
                                                                                 (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                    $    491,636         $  1,730,495
   Marketable securities                                                              58,145            2,746,678
   Receivables
      Trade, less allowances of $911,575 and $434,290                              5,498,878              558,550
      Other                                                                           65,723               88,842
      Notes                                                                           73,289               86,018
    Inventories                                                                    1,478,042            1,457,604
    Prepaid expenses and other current assets                                        327,454              526,552
                                                                                ------------         ------------
           Total current assets                                                    7,993,167            7,194,739

Property and equipment, net                                                          947,091              828,108
Goodwill, net of accumulated amortization of $659,297 and $256,066                 7,180,965              118,665
Business processes and methodologies, workforce, and customer lists,
  net of accumulated amortization of $398,999                                      5,183,001                 --
Restricted cash                                                                    1,735,093              259,838
Deferred consulting costs                                                          1,387,430            1,269,859
Other assets                                                                       1,127,274              803,762
                                                                                ------------         ------------
           Total assets                                                         $ 25,554,021         $ 10,474,971
                                                                                ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving lines of credit                                                    $  2,432,622         $       --
   Related party notes payable                                                       685,048                 --
   Current portion of capital lease obligations                                       89,195               63,792
   Current portion of long-term debt                                                  80,296              155,554
   Accounts payable                                                                3,971,253            4,111,748
   Accrued liabilities                                                             1,945,114            1,816,744
   Subscription liability                                                          1,475,255                 --
   Sales and value-added taxes payable                                               300,203              393,927
                                                                                ------------         ------------
           Total current liabilities                                              10,978,986            6,541,765

Capital lease obligations, less current portion                                       93,562               98,265
Long-term debt, less current maturities                                              104,634              100,410
                                                                                ------------         ------------
           Total liabilities                                                      11,177,182            6,740,440
                                                                                ------------         ------------

Commitments and contingencies

Stockholders' equity:
   Common stock, par value $.001 per share,
       60,000,000 shares authorized, 12,060,834 and 7,235,578 shares issued           12,061                7,236
   Additional paid-in capital                                                     66,537,808           49,851,699
   Accumulated deficit                                                           (52,003,181)         (47,864,635)
   Accumulated other comprehensive income (loss)                                    (159,454)           1,750,626
   Treasury stock, 3,095 shares, at cost                                             (10,395)             (10,395)
                                                                                ------------         ------------
           Total stockholders' equity                                             14,376,839            3,734,531
                                                                                ------------         ------------
           Total liabilities and stockholders' equity                           $ 25,554,021         $ 10,474,971
                                                                                ============         ============

See accompanying notes to condensed consolidated financial statements.

                                  VIZACOM INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Three Months Ended June 30,          Six Months Ended June 30,
                                                                      2000              1999             2000               1999
                                                                 ------------      ------------      ------------      ------------
Net sales                                                        $  8,270,977      $  4,362,187      $ 12,213,442      $  9,297,715
Cost of sales                                                       4,980,991         1,524,653         6,297,015         3,057,618
                                                                 ------------      ------------      ------------      ------------
Gross profit                                                        3,289,986         2,837,534         5,916,427         6,240,097

Selling, general and administrative expenses                        5,204,820         3,972,003         9,945,301         7,976,399
Product development                                                   115,308           112,975           277,883           266,344
Amortization of goodwill, business processes and
  methodologies, workforce, and customer lists                        657,419           578,528           802,774         1,172,848
Realized gain on marketable securities                                   --                --          (1,095,348)             --
Unrealized holding gain on marketable securities                         --            (760,146)             --          (1,420,146)
Other expenses (income), net                                           59,464          (241,051)          124,363          (258,631)
                                                                 ------------      ------------      ------------      ------------
                                                                    6,037,011         3,662,309        10,054,973         7,736,814

       Net loss                                                    (2,747,025)         (824,775)       (4,138,546)       (1,496,717)

Dividends on Series A and Series C Preferred Stock                       --             (25,155)             --             (51,316)
                                                                 ------------      ------------      ------------      ------------

       Net loss attributable to common stockholders              $ (2,747,025)     $   (849,930)     $ (4,138,546)     $ (1,548,033)
                                                                 ============      ============      ============      ============
Net loss per common share:
        Net loss per common share - basic and diluted            $      (0.23)     $      (0.16)     $      (0.42)     $      (0.30)
                                                                 ============      ============      ============      ============
        Weighted average number of common shares
          outstanding - basic and diluted                          12,010,815         5,278,524         9,964,566         5,229,233
                                                                 ============      ============      ============      ============

See accompanying notes to condensed consolidated financial statements.

                                  VIZACOM INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                                                                        Additional
                                                                                                         Paid-In       Accumulated
                                                                         Shares          Amount          Capital         Deficit
                                                                      -----------     ------------     ------------    ------------
Balance at December 31, 1999                                            7,235,578     $      7,236     $ 49,851,699    $(47,864,635)

Net loss                                                                     --               --               --        (4,138,546)
Decline in market value of marketable securities                             --               --               --              --
Realization of gain on transfer of marketable securities                     --               --               --              --
Currency translation adjustment                                              --               --               --              --
                                                                                                                       ------------
Total comprehensive loss                                                                                                 (4,138,546)
                                                                                                                       ------------
Sale of common stock in private placements, net                         1,699,425            1,699        6,359,565            --
Common stock issued on exercise of warrants and  stock options            480,107              480          838,679            --
Common stock issued in connection with acquisitions                     2,645,724            2,646        8,597,361            --
Issuance of options to consultants in  connection with an acquisition        --               --            186,500            --
Issuance of  warrants in connection with line of credit                      --               --            382,500            --
Issuance of options and warrants for consulting services                     --               --            321,504            --

                                                                      -----------     ------------     ------------    ------------
Balance at June 30, 2000                                               12,060,834     $     12,061     $ 66,537,808    $(52,003,181)
                                                                      ===========     ============     ============    ============

                                                                           Accumulated
                                                                              Other                             Total
                                                                          Comprehensive       Treasury      Stockholders'
                                                                          Income (Loss)         Stock           Equity
                                                                           ------------     ------------     ------------
Balance at December 31, 1999                                               $  1,750,626     $    (10,395)    $  3,734,531

Net loss                                                                           --               --               --
Decline in market value of marketable securities                               (696,013)            --               --
Realization of gain on transfer of marketable securities                     (1,095,348)            --               --
Currency translation adjustment                                                (118,719)            --               --
                                                                           ------------
Total comprehensive loss                                                     (1,910,080)            --         (6,048,626)
                                                                           ------------
Sale of common stock in private placements, net                                    --               --          6,361,264
Common stock issued on exercise of warrants and  stock options                     --               --            839,159
Common stock issued in connection with acquisitions                                --               --          8,600,007
Issuance of options to consultants in  connection with an acquisition              --               --            186,500
Issuance of  warrants in connection with line of credit                            --               --            382,500
Issuance of options and warrants for consulting services                           --               --            321,504

                                                                           ------------     ------------     ------------
Balance at June 30, 2000                                                   $   (159,454)    $    (10,395)    $ 14,376,839
                                                                           ============     ============     ============

See accompanying notes to condensed consolidated financial statements.

                                  VIZACOM INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                        Six Months Ended June 30,
                                                                                                        2000                1999
                                                                                                    -----------         -----------
Operating activities:
Net loss                                                                                            $(4,138,546)        $(1,496,717)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                                      1,323,164           1,412,037
   Provision for doubtful accounts                                                                       51,518                --
   Unrealized holding gain on trading securities                                                           --            (1,420,146)
   Realized gain on marketable securities                                                            (1,095,348)               --
   Gain on licensing of technology                                                                         --              (211,006)
   Warrants and stock options issued for consulting services                                            321,504              20,462
   Changes in assets and liabilities, net of effects of acquisitions:
      Receivables                                                                                    (1,073,862)            519,451
      Inventories                                                                                       420,584              17,909
      Prepaid expenses and other current assets                                                         230,954            (550,927)
      Other assets                                                                                     (304,492)             (5,479)
      Accounts payable                                                                               (1,545,403)             61,366
      Accrued liabilities                                                                              (339,250)           (550,467)
      Sales and value-added taxes payable                                                               (95,812)               --
                                                                                                    -----------         -----------
             Net cash used in operating activities                                                   (6,244,989)         (2,203,517)
                                                                                                    -----------         -----------

Investing activities:
Purchase of property and equipment                                                                     (103,596)           (219,001)
Investment in website                                                                                   (62,482)               --
Collection of note receivable                                                                            70,584               4,709
Payment for acquisitions, net of cash acquired                                                       (1,662,898)               --
                                                                                                    -----------         -----------
             Net cash used in investing activities                                                   (1,758,392)           (214,292)
                                                                                                    -----------         -----------

Financing activities:
Proceeds from sale of common stock - net                                                              6,361,264             988,356
Proceeds from exercise of warrants and options                                                          839,159               5,500
Borrowings under revolving line of credit                                                               140,385                --
Payment of related party notes                                                                         (308,310)               --
Payment of long-term debt and capital lease obligations                                                (217,080)           (144,292)
Costs related to issuance of equity instruments                                                            --               (33,905)
                                                                                                    -----------         -----------
            Net cash provided by financing activities                                                 6,815,418             815,659
                                                                                                    -----------         -----------

Effect of exchange rate changes on cash and cash equivalents                                            (50,896)            (12,756)
                                                                                                    -----------         -----------

Decrease in cash and cash equivalents                                                                (1,238,859)         (1,614,906)
Cash and cash equivalents at beginning of period                                                      1,730,495           2,377,648
                                                                                                    -----------         -----------
Cash and cash equivalents at end of period                                                          $   491,636         $   762,742
                                                                                                    ===========         ===========

Supplemental disclosure of cash flow information:
  Interest                                                                                          $   104,324         $    10,744
                                                                                                    ===========         ===========
  Income taxes                                                                                      $      --           $      --
                                                                                                    ===========         ===========

Supplemental disclosure of non-cash financing and investing activities:
  Fixed assets acquired with capital lease obligations                                              $    28,725         $      --
                                                                                                    ===========         ===========
  Dividends accrued on preferred stock                                                              $      --           $    51,316
                                                                                                    ===========         ===========
  Fair value of net assets acquired for common stock,
    stock options, and notes payable (see Note 3)                                                   $ 9,890,469         $      --
                                                                                                    ===========         ===========
  Capital stock subscriptions reflected as a liability and restricted cash                            1,475,255         $      --
                                                                                                    ===========         ===========
   Increase in provision for doubtful accounts for pre-acquisition receivables
     reflected as a reduction in related party notes payable                                        $   210,611         $      --
                                                                                                    ===========         ===========
   Warrants issued for other assets                                                                 $   382,500         $   101,265
                                                                                                    ===========         ===========

See accompanying notes to condensed consolidated financial statements.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Vizacom Inc. and its wholly owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

     Goodwill, Business Processes and Methodologies, Workforce, and Customer
     Lists

     Goodwill, business processes and methodologies, workforce, and customer lists represent the excess of the purchase price over the estimated fair values of tangible assets acquired in the purchases of businesses. The values of these items have been determined by independent appraisals. Goodwill is amortized on a straight-line basis over a period of 5 to 7 years. Business processes and methodologies, workforce, and customer lists are being amortized on a straight-line basis over periods of 3 to 7 years. The Company periodically evaluates the recoverability of the carrying amounts of these assets as current events or circumstances so warrant such determination.

     Product Development Costs

     Costs incurred in the development of new software products are expensed as incurred until technological feasibility has been established. Product enhancement costs for products which have established technological feasibility are capitalized, and capitalization is discontinued when the product is available for sale. Approximately $787,000 of product enhancement costs had been capitalized through June 30, 2000. Amortization, which commences when the products are available for general release to customers, is computed at the greater of the straight-line rate over the estimated life of each product, or an amount based on the ratio of current revenues to the total of current and anticipated revenues.

     Web Site Development Costs

     Certain direct internal and external costs of web site development incurred during the application development stage are being capitalized and amortized over a three-year period. At June 30, 2000, $254,000 of these development costs, net of $77,000 of accumulated amortization, are included in other assets.

     Reclassifications

     Certain reclassifications have been made to prior periods to conform with the current period presentation.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.   Liquidity and Business Risks

     The Company had a working capital deficiency of ($2,985,819) at June 30, 2000. The Company believes that over the next twelve months it will need to raise at least $4,500,000 to meet its currently anticipated liquidity and capital expenditure requirements and implement its business plan objectives. Management intends to seek additional financing through one or more debt, equity, or convertible securities offerings. In June 2000, the Company commenced an offering of up to 1,200,000 shares of common stock at a price of $2.47 per share, to existing European investors who invested in March 2000. In July 2000, the Company commenced an offering of up to 2,500,000 shares of common stock at a price of $2.63 per share to new investors. There can be no assurance that the Company will be successful in completing any such offering or offerings, or any other offerings, or that the terms of any such offering or offerings will be beneficial to the Company or its stockholders. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.   Acquisitions

     On February 15, 2000, the Company acquired Renaissance Computer Art Center, Inc., d/b/a Renaissance Multimedia, a New York City based interactive web site design firm. The aggregate purchase price, including all direct costs, was $2,691,920 and was paid through the issuance of 449,870 shares of the Company's common stock and a $250,000 cash payment. The Company entered into a three-year employment contract with the President of Renaissance Multimedia at an annual salary of $175,000, with certain predetermined performance bonus targets. Additionally, the Company granted options to purchase an aggregate of 600,000 shares of its common stock under its 1994 Long Term Incentive Plan to certain employees of Renaissance Multimedia. The $2,468,487 cost in excess of net tangible assets acquired of $223,433 is reflected as goodwill, business processes and methodologies, workforce, and customer lists.

     On March 9, 2000, the Company acquired all of the outstanding shares of Junction 15 Limited, a London based interactive web site design firm. The aggregate purchase price, including all direct costs, was $2,729,593 and was paid through the issuance of 681,818 shares of the Company's common stock and a $250,000 cash payment. The Company entered into three-year employment agreements with two directors and stockholders of Junction 15, with annual salaries of approximately $150,000 and $80,000, respectively, with various provisions for pensions, commissions, and bonuses. Additionally, the Company granted options to purchase an aggregate of 250,000 shares of its common stock under its 1994 Long Term Incentive Plan to certain employees of Junction 15. The $2,724,422 cost in excess of net tangible assets acquired of $5,171 is reflected as goodwill, business processes and methodologies, workforce, and customer lists.

     On March 27, 2000, the Company acquired PWR Systems, a Long Island, New York based interactive integrator and value-added reseller of computer and digital information equipment, for $8,546,112. The purchase price was paid in the form of a $1,000,000 cash payment, one-year promissory notes in the aggregate principal amount of $500,000, convertible into the Company's common stock at $3 per share, and payable in equal quarterly installments with interest of 6.3% per annum, and 1,500,000 shares of the Company's common stock, valued at $3 per share, issued to the two selling stockholders of PWR. The acquisition agreement also calls for additional contingent consideration of up to $350,000 per annum for the three-year period following the acquisition based upon increases in PWR's earnings before interest, taxes, depreciation, and amortization. The Company is further obligated to issue additional common stock if, during the twelve months following the acquisition, the market price of the Company's common stock falls below $1 per share for any thirty-consecutive day period. The Company entered into three-year employment agreements with PWR's selling stockholders providing for annual salaries of $200,000 each, and provisions for bonuses upon attaining specified performance thresholds. Additionally, the Company granted options to purchase an aggregate of 750,000 shares of its common stock under its 1994 Long Term Incentive Plan to officers, employees and independent contractors of PWR. Furthermore, the Company agreed to prepay, upon receipt of gross proceeds of $15,000,000 from equity offerings, 6.3% notes payable in the aggregate principal amount of $762,745 to the PWR selling stockholders, equivalent to the retained earnings of PWR at the closing date. Otherwise, these 6.3% notes will be paid in quarterly installments through March 2001. The $7,854,621 cost in excess of net tangible assets acquired of $691,491 is reflected as goodwill, business processes and methodologies, workforce, and customer lists.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.   Acquisitions (cont.)

     The following table summarizes the net assets of such acquired businesses:

                                             Renaissance
              Category                       Multimedia         Junction 15        PWR Systems           Total
     ================================        ===========        ===========        ===========        ===========
     Current assets                          $   365,983        $   163,614        $ 4,086,805        $ 4,616,402
     Noncurrent assets                            97,990             42,728             21,467            162,185
                                             -----------        -----------        -----------        -----------
     Total assets                                463,973            206,342          4,108,272          4,778,587
                                             -----------        -----------        -----------        -----------

     Current liabilities                         209,997            167,997          3,416,781          3,794,775
     Noncurrent liabilities                       30,543             33,174               --               63,717
                                             -----------        -----------        -----------        -----------
     Total liabilities                           240,540            201,171          3,416,781          3,858,492
                                             -----------        -----------        -----------        -----------

     Net assets acquired                         223,433              5,171            691,491            920,095
     Goodwill                                    989,487          1,680,422          4,795,621          7,465,530
     Business processes and methodologies        656,000            484,000            496,000          1,636,000
     Workforce                                   413,000            180,000            413,000          1,006,000
     Customer lists                              410,000            380,000          2,150,000          2,940,000
                                             -----------        -----------        -----------        -----------
     Purchase price                          $ 2,691,920        $ 2,729,593        $ 8,546,112        $13,967,625
                                             ===========        ===========        ===========        ===========

     Under an August 1999 agreement with a third party, the Company agreed to transfer certain of its marketable securities, consisting of shares of common stock of Xceed Inc., based upon the consideration paid for acquisitions of any company identified by this third party. The Company recorded a realized gain of $1,095,348 during the six month period ended June 30, 2000 related to 59,813 Xceed shares transferred to this third party in the connection with the Company's acquisitions of Renaissance Multimedia and PWR. The gain represents the realization of the appreciation in market value at the dates of these acquisitions. The third party received 14,953 Xceed shares for the Renaissance Multimedia acquisition and 44,860 Xceed shares for the PWR acquisition, resulting in respective gains of $371,962 and $723,386.

5.   Loss per Share

     Basic loss per share is computed based upon the weighted average number of common shares outstanding during each period presented. Stock options did not have an effect on the computation of diluted earnings per share in the three and six month periods ended June 30, 2000 and 1999 since they were anti-dilutive.

6.   Debt

     The revolving lines of credit consist of the following:

     Notes payable to bank                                       $1,514,172
     Inventory financing facility note payable                      918,450
                                                                 ----------
                                                                 $2,432,622
                                                                 ==========

     The notes payable to bank are secured by the assets of PWR and are guaranteed by the Company. The notes bear interest at prime plus one-half percent (10% at June 30, 2000).

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6.   Debt (cont.)

     The inventory financing facility note payable may be repaid within 40 days without interest. On the 41st day, interest begins accruing at a rate of 1.25% per month. The line is collateralized by PWR's inventory and personally guaranteed by the PWR selling stockholders. On July 21, 2000, PWR terminated its relationship with this lender and repaid the outstanding inventory loan balance of approximately $925,000 with existing cash funds. PWR is currently negotiating with another financing company for an inventory financing facility.

     The related party notes consist of two notes payable to the two PWR selling stockholders and consist of the following:

     Notes payable to stockholders, 6.3%:
     Convertible notes, payable in monthly installments            $377,930
     Retained earnings notes, payable in quarterly installments     307,118
                                                                   --------
                                                                   $685,048
                                                                   ========

     On January 8, 2000, the Company entered into an agreement, which was amended as of March 15, 2000, for a maximum $1,000,000 unsecured line of credit note arrangement with a foreign company. Advances under the arrangement bear interest at 8%. The Company borrowed $1,000,000 on February 17, 2000. This borrowing was paid in full with accrued interest on March 20, 2000. All future advances are payable within 180 days of the receipt of the advance, and the credit facility has a two-year term. In connection with the first advance under this credit facility, the Company issued seven-year warrants to purchase an aggregate of 250,000 shares of its common stock exercisable at $3 per share. The warrants were valued at $382,500 and are being charged to interest expense over the two-year agreement period.

7.   Stockholders' Equity

     On January 8, 2000, the Company entered into a three-year agreement for consulting services primarily related to acquisition and financing assistance under which the Company issued 650,000 three-year warrants exercisable at $3 per share. One hundred thousand of these warrants are exercisable immediately, and 400,000 warrants are exercisable upon the attainment of specified performance targets. In addition, 150,000 warrants are being held in escrow and are to be released on January 7, 2003, or earlier with the Company's approval. The Company has recorded a charge of $172,404 related to the currently exercisable 100,000 warrants, as well as a $34,507 pro-rata variable charge for the 150,000 warrants subject to escrow.

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

     The Company has received additional subscriptions in the second European private placement for 331,518 shares with an aggregate gross subscription price of $1,475,255. Accordingly, at June 30, 2000 the Company recorded the $1,475,255 received from these investors as restricted cash as well as a subscription liability in the same amount. The Company accepted subscriptions for 311,518 of these shares, for gross proceeds of $1,386,255, on July 31, 2000. The Company is awaiting a final determination by the Nasdaq Stock Market relating to the non-integration of the two first quarter private placements under the Nasdaq Marketplace Rules, or alternatively, that notwithstanding any such integration of the two private placements that the number of shares of common stock issued and issuable does not exceed 20% of the Company's outstanding common stock for purposes of such Marketplace Rules.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

8.   Litigation

     In the fourth quarter of 1998, an action was commenced against Vizacom in California in which plaintiff is seeking $300,000 in damages for the Company's alleged violation of a lease for office space located in San Jose, California. This is the location at which one of our subsidiaries, Software Publishing Corporation, had its principal place of business and at which the Company had its principal executive offices during the period of January 1997 through January 1998. The Company no longer has any offices at this location. The Company has filed an answer in this action denying the plaintiffs' claims and at the appropriate time, plans to file a summary judgment motion seeking a determination in its favor on the claims. The Company believes that the plaintiffs claims are without merit and intends to vigorously defend itself in this action.

     In February 2000, the Company received a demand for arbitration with respect to certain fees payable in connection with an investment banking agreement which it terminated. The claim calls for payment of $45,000 and reinstatement of warrants to purchase 150,000 shares of common stock cancelled upon termination of the investment banking agreement or payment of the value of such warrants, and legal and other expenses in connection with the arbitration. The Company believes that the claims in this action are without merit and intends to vigorously defend itself in this action.

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

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

9.   Segment Information

     During the quarter ended March 31, 2000, the Company completed three acquisitions described in Note 4. Collectively, the three acquisitions form the foundation for the Company's international interactive e-commerce solutions business, which is referred to as Vizy Interactive. Revenues from this business segment consist primarily of e-commerce consulting, web site design, web and systems integration services and hardware sales.

     The Company's historical business consists primarily of its direct sale of software and digital cameras, collectively referred to as visual communications products, utilizing the Company's direct mail marketing and telemarketing operations at its Nashua, New Hampshire, Nottingham, England and Aachen, Germany call center locations, and its internet-based e-commerce network portal VisualCities.com. During the first quarter of 2000, the Company began to market its web-enabled call center capabilities to third party customers. During the second quarter of 2000, the Company reorganized its historical business into two segments: visual communications products and web-enabled call center operations. The Company's web-enabled call center business is included in visual communications products, and is not shown separately as its operations are as yet insignificant. In addition, the Company's visual communications segment discontinued the sale of digital cameras, except for promotional activities and the liquidation of existing inventories.

     Information concerning our six-month segment operations is set forth below:

                                                                   Visual
                                                               Communication        Vizy
                                                                  Products       Interactive       Corporate      Consolidated
                                                               ===============================================================
     Six months ended June 30, 2000:
     Net sales                                                 $  6,057,858     $  6,155,584     $       --       $ 12,213,442
     Investment gains                                                  --               --          1,095,348        1,095,348
     EBITDA                                                      (2,234,594)         105,333         (364,617)      (2,493,878)
     Depreciation and amortization                                  236,485          773,768          312,911        1,323,164
     Warrants and stock options for consulting services                --               --            321,504          321,504
     Segment profit (loss)                                       (2,471,079)        (668,435)        (999,032)      (4,138,546)
     Total assets                                                 3,458,239       19,393,001        2,702,782       25,554,021

     Six months ended June 30, 1999:
     Net sales                                                 $  9,297,715     $       --       $       --       $  9,297,715
     Investment gains                                                  --               --          1,420,146        1,420,146
     EBITDA                                                       1,080,589             --         (1,144,807)         (64,218)
     Depreciation and amortization                                1,398,832             --             13,205        1,412,037
     Warrants and stock options for consulting services                --               --             20,462           20,462
     Segment profit (loss)                                         (318,243)            --         (1,178,474)      (1,496,717)
     Total assets                                                 4,054,856             --          4,882,266        8,937,122

10.  Related Party Transactions

     During the first six months of 2000, the Company incurred approximately $734,000 of legal fees, primarily in connection with the Company's acquisition and financing transactions, to a law firm of which a director of the Company is a member. Approximately $452,000 owed to this law firm is included in accounts payable at June 30, 2000.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

11.  Commitments

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

     In May 2000, the Company entered into a letter of intent to acquire interMETHODS Limited, a London-based web systems integrator. The
     consummation   of  this   acquisition  is  subject  to  customary   closing
     conditions.

     On June 1 2000, PWR entered into a five year, three month lease for 3,817 square feet in Long Island, New York. The Company intends to utilize this space to provide data center services to its clientele as well as for internal use. Rental commitments under this lease for the five years ending August 31, 2005 are as follows:

      Year        Amount
     --------   -----------
      2001        $ 75,227
      2002        $ 77,135
      2003        $ 88,109
      2004        $ 89,700
      2005        $ 59,800

12.  Subsequent Events

     On July 21, 2000, PWR terminated its relationship with its inventory finance lender and repaid its outstanding loan balance of approximately $925,000. See Note 6.

     On July 31, 2000 the Company accepted subscriptions from certain European investors for 311,518 shares for gross proceeds of $1,386,255. These subscriptions were reflected as restricted cash and a corresponding subscription liability as of June 30, 2000. See Note 7.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Quarterly Report on Form 10-QSB include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

o    the market acceptance and amount of sales of our products and services,
o the success of our expansion into internet and other interactive e-commerce solutions offerings, such as web site design, web-enabled customer service and systems integration,
o our success in integrating the operations of acquired companies, including Renaissance Multimedia, Junction 15 and PWR, into a coordinated and complementary operation,
o our ability to retain an active user base, attract new users and maintain customer satisfaction for our software products,
o the extent that our direct marketing operations achieve satisfactory response rates,
o    the competitive environment within the industries in which we operate,
o    our ability to raise additional capital,
o the extent to which we are successful in developing, acquiring or licensing products which are accepted by the market,
o    our ability to attract and retain qualified personnel,
o    business and consumer trends,
o    the cost-effectiveness of our product development activities, and
o the other factors and information disclosed and discussed in other sections of this Quarterly Report on Form 10-QSB.

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

Business Overview

Vizacom is a provider of interactive professional internet solutions that build the strategy, design, processes and customer support systems for companies seeking to benefit from the use of internet-based technologies. We currently operate nine offices in the United States, United Kingdom, and Germany. Our solutions consist of business strategy consulting, creative graphic design and branding, e-commerce and interactive assistance, web and network infrastructure design and integration, and data center services. We also provide web-based customer relationship support solutions through our web-enabled call center operations, and we believe that these solutions differentiate us from competing Internet architect solutions providers. Additionally, we continue to operate our historical software business, in which we develop and sell visual communications computer software products and market third-party computer software products.

Our  professional  internet  solutions  are  intended  to assist our  clients in improving their business systems and efficiencies, enhancing their customer relationships, promoting revenue-generating opportunities, and marketing and branding their businesses, products and services. We gained our competencies in business consulting, creative design and branding, and web and network infrastructure design and integration through our recent acquisitions of Renaissance Multimedia, Junction 15 and PWR. These three companies are collectively referred to as Vizy Interactive. We also recently developed web-based customer relationship support solutions, which are provided through our multinational multilingual call center operation, known as Dialog24. Dialog24 was developed from our established telemarketing operations utilizing state of the art licensed technology which provides real-time chat, audio and video over internet protocol.

Our professional internet solutions consist of the following services:

o business consulting, in which we conceptualize, develop and guide the strategy and implementation of a client's electronic business model and objectives;
o web site creative graphic design and branding, in which we produce the graphic design and interactivity of a web site and promote a client's online brand and market presence;
o e-commerce and interactive assistance, in which we assist with the various elements and scope of projects;
o web and network design and integration, in which we design and develop the technology components of the client's network connectivity and its internet, intranet or extranet, integrate a company's internet, intranet or extranet to legacy systems, and provide authorized value-added reseller services of network, internet, intranet and extranet technology products and other digital communications equipment; and
o web-based customer relationship support solutions, to facilitate real-time human interaction between an electronic business and its customers to provide and enhance online customer satisfaction and promote e-commerce revenues, by allowing customers interested in purchasing products or navigating one of our clients' web sites to communicate with one of our call center agents in a choice of five languages in real time through text-based chat, voice and video over internet protocol.

Clients  of our  Vizy  Interactive  business  primarily  consist  of  small  and mid-sized companies, divisions and local offices of large, multi-national corporations, and early stage internet ventures. Current Vizy Interactive clients include Petrossian Paris, SoBe Beverage, MTV Networks, The Harbour Club, Phillips Van-Heusen, Sony Music, and several additional domestic and internationally recognized companies.

We believe that our professional internet solutions business possesses several competitive advantages. We believe that as the professional internet solutions industry and market matures, electronic businesses will increasingly demand the broad spectrum of customer support solutions that we currently offer. We also believe that our industry-specific knowledge and local implementation abilities allow us to effectively service the business objectives of companies concerned with presenting an online brand that is consistent with the values of their locale. Additionally, we believe that our international operations and presence will continue to facilitate relationships with interactive companies that we may target for acquisition or strategic alliance.

We intend to continue to grow the geographic reach of our professional internet solutions business through a disciplined acquisition strategy that focuses on acquiring interactive companies with reputable and established clientele, aggressive and innovative boutique cultures, and talented, experienced management. Our acquisition strategy is to purchase companies or their operations for a purchase price that will allow us to achieve positive earnings before income taxes, depreciation and amortization, or EBITDA, with respect to such entities, within a reasonable period of time.

We continue to develop and market visual communications consumer software products that operate on Windows-based operating systems for personal and networked computers. Our current flagship software products include Serif PagePlus 6, Harvard Graphics Pro Presentations, Serif DrawPlus 4 and Serif PhotoPlus 6. We expect to commence marketing of new upgrades of Serif PagePlus and Harvard Graphics in September 2000. In connection with our software business, we also operate VisualCities.com, a destination web site providing information and products of interest to our software product users and other visual communications computer users. We expect to defer continued development of VisualCities.com at least until internet bandwidth increases sufficiently to facilitate electronic delivery of our complex software programs. Additionally, we market a number of hardware and software products manufactured by third parties. As a result of declining demand and margins for digital cameras in the first quarter of 2000, we discontinued the sale of third-party digital cameras in the second quarter of 2000, except for promotional activities and the liquidation of existing inventories.

Through our Serif subsidiaries, which we acquired in August 1996, we have over ten years of experience in software development and multinational telemarketing. We believe the Serif brand and product line is highly regarded and well-known throughout the United Kingdom. Through our Software Publishing Corporation subsidiaries, which we acquired in December 1996, we own the Harvard Graphics brand and product line. We believe the Harvard Graphics brand is internationally recognized as a pioneer in computer software applications, particularly presentation graphics software. We believe our reputation as a developer of pioneering software products and intellectual property gives us competitive advantages that may allow us to penetrate other software markets, including markets for software that promote e-commerce and support e-businesses.

Results of Operations

General. Our operations for the quarter ended June 30, 2000 ("2000 Second Quarter") and the six month period ended June 30, 2000 ("2000 Six Month Period") reflect the acquisition of Renaissance Multimedia on February 15, 2000, Junction 15 on March 9, 2000, and PWR on March 27, 2000. Collectively, these three companies form the foundation of our international professional Internet solutions business, which we refer to as Vizy Interactive. The results of operations of our 2000 visual communications business includes our direct marketing activities at our Aachen, Germany call center which began its operations in January 2000. In addition, our three and six month 2000 periods included VisualCities.com Inc. operations which began in October 1999, and therefore were not reflected in the comparative quarter and six month period ended June 30, 1999. The 2000 Second Quarter results of operations reflect our reduction of direct marketing lead generation activities and associated costs, as well as the refocusing of our direct sales activities in the visual communications area away from digital cameras, primarily focusing on our core software products.

The result of such 2000 changes were increased revenues from our newly acquired companies, increased costs associated with integrating and marketing our Vizy Interactive business, and a decline in revenues in our historical visual communications business. The decline in revenues in our historical visual communications business was due to the elimination of digital cameras from the product mix and a reduction in software sales. The Vizy Interactive businesses carried lower gross margins than our historical visual communications business. Selling, general and administrative expenses and goodwill, business processes and methodologies, workforce, and customer lists amortization increased due to the costs associated with our acquisitions, while marketing expenses in our visual communications business decreased as a result of changes in lead generation activities implemented as a result of declines in response rates to promotional software mailings. We were not able to reduce our more expensive lead generation activities as fast as the decline in revenues. We experienced a slight increase in our response rates to lead generating activities near the end of the second quarter.

Comparison of the Three Month Periods Ended June 30, 2000 and 1999

Net Sales. Net sales increased by $3,908,790, or 89.6%, to $8,270,977 in the 2000 Second Quarter from $4,362,187 in the quarter ended June 30, 1999 (the "1999 Second Quarter"). The increase was primarily attributable to our newly acquired Vizy Interactive business, which contributed $5,714,557 in revenues in the 2000 Second Quarter. We had no Vizy Interactive revenues in the 1999 Second Quarter. This was partially offset by a decline of $1,805,767 in the revenues of our historical visual communications business from $4,362,187 in the 1999 Second Quarter to $2,556,420 in the 2000 Second Quarter. Approximately $539,000 of the decline was attributable to the termination of the digital camera programs. As of June 30, 2000 we had approximately $1,270,000 in confirmed back orders.

North America and International net sales for the second quarter of 2000 and 1999 were as follows:

                                   Three Months Ended June 30,
                      -------------------------------------------------
                          2000           %           1999            %
                      -------------------------------------------------
North America         $ 6,063,325      73.3      $ 1,803,879       41.4
International           2,207,652      26.7        2,558,308       58.6
                      -----------     -----      -----------      -----
Total                 $ 8,270,977     100.0      $ 4,362,187      100.0
                      ===========     =====      ===========      =====

In the 2000 Second Quarter, approximately 27% of our net sales were generated outside the United States as compared to approximately 59% in the 1999 Second Quarter. While most of the visual communications revenues are derived internationally, most of our Vizy Interactive revenues are generated in the United States.

Gross Profit. Gross profit increased by $452,452, or 15.9%, to $3,289,986 for the 2000 Second Quarter compared to $2,837,534 in the 1999 Second Quarter. Our gross profit margin was 40% of net sales for the 2000 Second Quarter compared to 65% of net sales in the 1999 Second Quarter. Cost of sales was $4,980,991 for the 2000 Second Quarter as compared to $1,524,653 for the 1999 Second Quarter. The increase in gross profit was primarily attributable to our newly acquired Vizy Interactive business. The decline in gross profit margins was attributable to lower gross profit margins for our Vizy Interactive operations as compared to our historical visual communications business. $4,726,785, or 82.7%, of Vizy Interactive's revenue in the 2000 Second Quarter was derived from our PWR subsidiary, where margins historically have been in the 15% to 18% range. The increase in the amount of cost of sales is attributable to the change in the mix of our sales revenues from lower cost software sales and digital cameras to higher cost items such as web design services and hardware components. Our cost of sales consisted primarily of product costs, royalties and inventory allowances for damaged and obsolete products, payroll for production personnel as well as the costs of hardware and hardware related components. Product costs historically consisted of the costs to purchase the underlying materials and print both boxes and manuals, media costs (CD-ROMs and other media), assembly costs, and hardware costs.

Our gross margins and operating income have been affected in particular periods by the mix of distribution channels used, the mix of international and domestic revenues, the mix of products sold and the timing of product introductions, promotional pricing and rebate offers, return privileges and marketing promotions in connection with new product introductions and upgrades. These promotions have had a negative influence on average selling prices and gross margins. In addition, gross margins have fluctuated on a quarterly basis as we utilized alternative direct response promotions. Gross margins have also been, and may continue to be, adversely affected by competitive pricing strategies in the software industry as a whole, including competitive upgrade pricing, the OEM business and alternative licensing arrangements. We expect additional gross margin fluctuations for the balance of 2000 as we continue to expand our professional internet solutions business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") increased by $1,232,817 or 31%, to $5,204,820 in the 2000 Second Quarter from $3,972,003 in the 1999 Second Quarter with the increase attributable as follows: approximately $1,210,000 of was related to our Vizy Interactive business; approximately $250,000 to operating our Aachen, Germany call center; and approximately $428,000 is related to various increases in consulting fees primarily associated with financial, investment banking, and other consulting agreements. These increases were offset by a decrease in our direct mail expenditures of approximately $700,000 which resulted from the termination of our digital camera programs and the most of the U. S. sales lead generation activities associated with our historical software business.

Amortization of Goodwill, Business Processes and Methodologies, Workforce, and Customer Lists. In the 2000 Second Quarter, $638,683, or 97.2%, of our $657,419 of amortization charges represent the amortization of goodwill, business processes and methodologies, workforce and customer lists for our newly acquired Vizy Interactive businesses. The remaining amortization relates to our historical visual communications software business. The 1999 Second Quarter amount represents our amortization of purchased technology and goodwill associated with our acquisitions of Serif and SPC.

Realized and Unrealized Gains on Marketable Securities. The unrealized gain of $760,146 in the 1999 Second Quarter represented the Company's gain as a result of holding Xceed stock during those periods. We had no similar gain in the 2000 Second Quarter.

Product Development. Product development expenses in the 2000 Second Quarter increased by $2,333, or 2.0%, to $115,308 from $112,975 in the 1999 Second
Quarter. Product development costs, which were primarily related to our historical visual communications software business, as a percentage of net sales were 1.4% for the 2000 Second Quarter compared to 2.6% in the 1999 Second Quarter. We capitalized approximately $153,000 in the 2000 Second Quarter and $116,000 in the 1999 Second Quarter of product development costs associated with product designs where technological feasibility had been established. All other development costs have been expensed in the period incurred. As part of our historical visual communications software business, we intend to continue to acquire externally developed technology, explore strategic alliances and other methods of acquiring or licensing technology, and invest in certain internal development projects, including updating existing products. As part of our Vizy Interactive and Dialog24 operations, we intend to continue to acquire externally developed technology, either through alliances or licensing arrangements, and invest in certain internal development projects. We believe that development expenses may increase in dollar amount in the future, although our long-term goal is to continue to reduce product development costs as a percentage of sales. Because of the inherent uncertainties associated with software and Internet technology and e-commerce projects, there can be no assurance that our research and development efforts will result in successful product introductions or increased revenues or profitability.

Other (income) expense. Other expense, net for the 2000 Second Quarter amounted to $59,464. This amount consisted primarily of $49,000 of amortization charges relating to warrants issued in connection with the Company's line of credit facility. The 1999 Second Quarter amount reflected a gain of $241,051 related to the licensing of certain software technology.

Comparison of the Six Month Periods Ended June 30, 2000 and 1999

Net Sales. Net sales for the 2000 Six Month Period increased $2,915,727, or 31%, to $12,213,442 from $9,297,715 in the six months ended June 30, 1999 (the "1999
Six Month Period"). The increase was mainly attributable to our newly acquired Vizy Interactive business which contributed $6,158,150 in revenues in the 2000 Six Month Period. We had no Vizy Interactive business in the 1999 Six Month Period. This was partially offset by a decline of $3,242,423 in the revenues of our historical visual communications business from $9,297,715 in the 1999 Six Month Period to $6,055,292 in the 2000 Six Month Period.

North America and International net sales for the first half of 2000 and 1999 were as follows:

                                  Six Months Ended June 30,
                       ---------------------------------------------
                           2000          %          1999          %
                       ---------------------------------------------
North America           7,340,836      60.1      3,489,249      37.5
International           4,872,606      39.9      5,808,466      62.5
                       ----------     -----      ---------     -----
Total                  12,213,442     100.0      9,297,715     100.0
                       ==========     =====      =========     =====

In the 2000 Six Month Period, approximately 40% of our net sales were generated outside the United States as compared to approximately 63% in the 1999 Six Month Period. While most of the visual communications revenues are derived internationally, most of our Vizy Interactive revenues are generated in the United States.

Gross Profit. Gross profit declined by $323,670, or 5.2%, to $5,916,426 for the 2000 Six Month Period compared to $6,240,097 in the 1999 Six Month Period. Our gross profit margin was 48% of net sales for the 2000 Six Month Period compared to 67% in the 1999 Six Month Period. Cost of sales was $6,297,015 for the 2000 Six Month Period as compared to $3,057,618 for the 1999 Six Month Period. The decrease in gross profit was due to a decline in higher margin historical visual communications software revenues which more than offset higher revenues with lower margins from Vizy Interactive. The decline in gross profit margins was attributable to lower overall gross profit margins for Vizy Interactive operations as compared to our historical visual communications business. $4,726,785, or 76.8%, of Vizy Interactive's revenues for the 2000 Six Month Period derived from our PWR subsidiary, where margins historically have been in the 15% to 18% range. The increase in the amount of cost of sales is attributable to the change in the mix of our sales revenues from lower cost software sales and digital cameras to higher cost items such as web design services and hardware components.

Selling, General and Administrative Expenses. SG&A for the 2000 Six Month Period increased $1,968,902, or 24.7%, to $9,945,301 from $7,976,399 in the 1999 Six
Month Period with the increase attributable as follows: approximately $1,477,000 was related to our Vizy Interactive business; approximately $536,000 to operating our Aachen, Germany call center; approximately $525,000 is related to various increases in consulting fees primarily associated with financial, investment banking, and other consulting agreements; and approximately $157,000 was associated with the operations of VisualCities.com, which did not exist in the corresponding 1999 Six Month period. A significant portion of the balance of the increased SG&A was related to additional salaries for executive and other positions created in 2000 in connection with our international internet solutions business strategy. These increases were offset by a decrease in our direct mail expenditures of approximately $1,100,000 which resulted from the termination of our digital camera programs and most of the U. S. sales lead generation activities associated with our historical software business.

Amortization of Goodwill, Business Processes and Methodologies, Workforce, and Customer Lists. In the 2000 Six Month Period, $765,301, or 95.3%, of $802,774 of amortization charges represented the amortization of goodwill, business processes and methodologies, workforce and customer lists for our newly acquired Vizy Interactive businesses. The remaining amortization relates to purchased technology and goodwill associated with our acquisitions of Serif and SPC.

Realized and Unrealized Gains on Marketable Securities. The realized gain of $1,095,348 in the 2000 Six Month Period represents the gain recognized upon the transfer of 59,813 shares of Xceed stock to a finder in connection with an August 1999 agreement, based upon the appreciation in the market value of such shares. The agreement set forth a formula to determine the number of shares to be paid the finder upon the closing of an acquisition target identified by such finder. The finder received 14,953 Xceed shares for the Renaissance acquisition and 44,860 Xceed shares for the PWR acquisition, resulting in respective gains of $371,962 and $723,386.

The unrealized gain of $1,420,146, in the 1999 Six Month Period represented the Company's gain as a result of holding Xceed stock during that period.

Product Development. Product development expenses for the 2000 Six Month Period increased $11,539, or 4.3%, to $277,883 from $266,344 in the 1999 Six Month
Period. Product development costs as a percentage of net sales was 2.3% for the 2000 Six Month Period, compared to 2.9% in the 1999 Six Month Period. We capitalized approximately $309,000 in the 2000 Six Month Period and $166,000 in the 1999 Six Month Period of our product development costs associated with product designs where technological feasibility had been established. All other development costs have been expensed in the period incurred.

Other (income) expense. Other expense, net for the 2000 Six Month Period was $124,363. This amount consisted primarily of $96,000 of amortization charges relating to warrants issued in connection with the Company's line of credit facility. The 1999 Six Month Period amount reflected a gain of $258,631 related to the licensing of certain software technology.

Liquidity and Capital Resources

Our cash and cash equivalents decreased by $1,238,859 to $491,636 at June 30, 2000 from $1,730,495 at December 31, 1999. The Company received $6,815,418 in net proceeds from financing activities, used $6,244,989 of cash for operations, and used $1,758,392 primarily for investments relating to the cash portion of the purchase price of three companies comprising our Vizy Interactive business. In addition, we received $1,475,255 of payments from certain foreign investors' stock subscriptions which were reflected at June 30, 2000 as restricted cash and a corresponding subscription liability pending acceptance of such subscriptions by the Company. On July 31, 2000 we accepted subscriptions from these foreign investors for 311,518 shares, for gross proceeds of $1,386,255.

Our operating and investing activities for the 2000 Six Month Period were primarily related to the acquisition of three new companies, increased direct marketing expenditures, our European expansion, and the costs associated with the development of future software products. We intend to utilize our available funds in 2000: to finance the costs of building our Vizy Interactive professional internet solutions business, including the costs of acquisitions and the respective working capital needs of acquired companies; for Internet web site development; for European expansion, for product development, for marketing and advertising, for capital expenditures, including the purchase of computer, accounting and internet services equipment and software, and for internal and external software development. Our cash requirements, however, may change depending upon numerous factors, including, without limitation, the cost of integrating our businesses, as well as increased inventory and accounts receivable arising from the sale and shipment of new or additional products. There can be no assurance that we will be successful in attaining our sales or strategic goals, or that attaining such goals will have the desired effect on our cash resources.

Our 2000 Six Month Period financing activities consisted of the receipt of net proceeds of $6,361,264 from the sale of our common stock, $839,159 from option and warrant exercises, net proceeds of $140,385 from borrowings under our revolving lines of credit, and the repayment of $217,080 of debt and lease obligations and $308,310 of related party notes to the selling stockholders of PWR.

We had a working capital deficiency of ($2,985,819) at June 30, 2000, a decline of $3,638,793 from our working capital at December 31, 1999 of $652,974, primarily as a result of operating losses and investments in new businesses. We believe that over the next twelve months we will need to raise at least $4,500,000 to meet our currently anticipated liquidity and capital expenditure requirements and to implement our business plan objectives. We intend to seek additional financing through one or more debt, equity, or convertible securities offerings. In June 2000, we commenced an offering of up to 1,200,000 shares of common stock at a price of $2.47 per share, to our existing European investors who invested in March 2000. In July 2000, we also commenced an offering of up to 2,500,000 shares of common stock at a price of $2.63 per share to new investors. There can be no assurance that we will be successful in completing any such offering or offerings, or any other offerings, or that the terms of any such offering or offerings will be beneficial to the Company or its stockholders. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In March 2000, we completed private placements of our common stock for an aggregate of 1,699,425 shares raising aggregate gross proceeds of $7,609,290, before associated placement costs. We utilized approximately $5,000,000 of these proceeds to fund our acquisitions and associated legal and other costs thereof; for working capital needs of Renaissance Multimedia, Junction 15, PWR and our historical business; and for repayment of our $1,000,000 line of credit loan. We plan to utilize the proceeds of any additional financings to pursue additional acquisition targets, develop our interactive e-commerce solutions business, expand our European operations, and to fund our other working capital requirements.

We are awaiting a final determination by The Nasdaq Stock Market relating to the non-integration of our foreign private placement with our United States first quarter 2000 private placement of 936,954 shares with aggregate gross proceeds of $4,216,293, under the Nasdaq Marketplace Rules, or alternatively, that, notwithstanding any such integration of these two private placements, the number of shares of our common stock issued and issuable in these two private placements does not exceed 20% of our outstanding common stock for purposes of such Marketplace Rules. In June and July 2000, we responded to Nasdaq's request for information relating to this determination.

In the first quarter of 2000 we entered into a two-year unsecured line of credit agreement for maximum borrowings of $1,000,000, at an 8% interest rate, with a foreign company. We borrowed $1,000,000 under this agreement in February 2000. This loan was repaid in full with accrued interest on March 20, 2000, and we now have $1 million available under this line of credit. We have letter of credit facilities of approximately $260,000 relating to certain lease obligations. Serif (Europe) Limited has a letter of credit facility of approximately $200,000, which was fully drawn upon as of June 30, 2000, with its primary bank in the United Kingdom, and which is secured by Serif (Europe) Limited cash reserves of a similar amount. Serif (Europe) Limited has outstanding bank loans of approximately $95,000 at June 30, 2000, which are secured by substantially all of its assets. Our PWR subsidiary has a $1,500,000 bank credit facility, which we have guaranteed and which is secured by PWR's assets. On July 21, 2000, PWR terminated its relationship with its inventory finance lender which had granted PWR a temporary $1,000,000 inventory flooring line, and repaid its outstanding inventory loan balance of approximately $925,000 with existing cash funds. PWR is currently negotiating with another financing company for an inventory facility .

Our exposure to foreign currency gains and losses is partially mitigated as we incur operating expenses in the principal foreign currencies in which we invoice foreign customers. As of June 30, 2000, the Company had no foreign exchange contracts outstanding. The Company's foreign exchange gains and losses may be expected to fluctuate from period to period depending upon the movement in exchange rates.

In 1999, we entered into a five-year consulting agreement pursuant to which we are required to pay 0.3% of our net revenue (subject to an annual minimum fee of $125,000, and an annual maximum fee of $250,000) to the consultant. The term of the agreement may be extended automatically by an additional eighteen months if we report annual net revenues of $40,000,000, and an additional eighteen months should net revenues exceed $60,000,000. At June 30, 2000, we have accrued $187,500 of consulting fees in connection with this agreement.

Net Operating Loss Carryforwards

We  estimate  our  consolidated  tax  net  operating  loss  carryforwards  to be approximately $35 million at December 31, 1999, after consideration for limitations on the use thereof, which expire in years 2002 through 2019. Under
Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), changes in the ownership or the business of a corporation that has net operating loss carryforwards can result in the inability to use, or the imposition of significant restrictions on the use of, such net operating loss carryforwards to offset future income and tax liability of such corporation. An "ownership change" may be deemed to have occurred under Section 382 of the Code and the regulations thereunder with respect to both the Company and SPC, and the use by the Company of these net operating loss carryforwards will be limited. Utilization of the net operating loss carryforwards of SPC may be limited further by reason of the consolidated return/separate return limitation year rules. We estimate the maximum utilization of such net operating loss carryforwards to be approximately $1,200,000 per year for losses through December 31, 1996. There can be no assurance that we will be able to utilize all of our net operating loss carryforwards. In addition, the foreign losses incurred by SPC may decrease or otherwise restrict our ability to claim U.S. tax credits for foreign income taxes.

Possible Tax Obligation

We have applied for a closing agreement with the IRS pursuant to which we would become jointly and severally liable for SPC's tax obligations upon occurrence of a "triggering event" requiring recapture of dual consolidated losses previously utilized by SPC. Such closing agreement would avoid the requirement that SPC recognize a tax of approximately $8 million on approximately $24.5 million of SPC's previous dual consolidated losses. The IRS notified us that it determined not to act on our application until SPC submitted certain filings pertaining to pre-acquisition consolidated tax year return filings made by SPC. We have submitted these filings in an application for relief. We believe that should the IRS accept the application for relief, and once a re-application for a closing agreement is made, the IRS should agree to such a closing agreement. However, no assurance can be given that the IRS will do so, and any failure to do so could result in the recognition of this tax liability. Should such a closing agreement be obtained, in certain circumstances, a future acquirer of Vizacom may also be required to agree to a similar closing agreement in order to avoid the same tax liability, to the extent it is able to do so. This could have a material adverse effect on our future ability to sell SPC. The report of our auditors covering the December 31, 1999 consolidated financial statements contains a paragraph emphasizing these dual consolidated losses.

Reserves

We provided for allowances on trade receivables of approximately 16.6% at June 30, 2000 compared to 77.8% at December 31, 1999. The decline in this allowance as a percentage of outstanding accounts receivable is attributable to lower historical bad debt exposure experienced by our newly acquired Vizy Interactive business, which comprised 85.8% of our gross receivables at June 30, 2000, as compared to our historical visual communications business.

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

We are hopeful that we can mitigate the seasonal nature of the software market with the typically less seasonal pattern of our professional internet solutions business.

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

Item 2. Changes in Securities and Use of Proceeds

     In the second quarter of 2000, we issued an aggregate of 129,103 shares of common stock to a total of eight individuals for gross proceeds of $149,933 upon the exercise of options and warrants held by these individuals. The issuances of such shares were private transactions exempt from registration under Section 4(2) of the Securities Act.

     On May 27, 2000, we issued 14,036 shares of our common stock to Alberdale & Co., valued at $46,320, in partial payment of a fee due Alberdale in connection with our acquisition of Junction 15. The issuance of such shares was a private transaction exempt from registration under Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     We have received a number of requests for information and documentation from The Nasdaq Stock Market's Listing Investigations unit. While we have responded to these requests, we may receive further requests to which we may be unable to respond, particularly with respect to information about certain third parties with whom we transacted business. In addition, Nasdaq has advised us that upon review of our responses, its staff may take any action that may be appropriate under Nasdaq's Marketplace Rules, including the removal of our common stock from listing on The Nasdaq Stock Market. In such event we expect that our common stock will continue to trade on the Boston Stock Exchange and would be eligible to trade on the OTC Electronic Bulletin Board. A delisting of our common stock could have an adverse effect on the market price of our common stock and the ability of persons wishing to acquire or sell shares of our common stock to do so.

     Norman Alexander has informed us that he intends not to stand for re-election as a director in class II at our annual meeting of stockholders to be held in 2001.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          Set forth below are all exhibits to this Quarterly Report on Form 10-QSB.

          Number   Description
          ------   -----------

          10.1     Lease dated June 1, 2000 between Spacely LLC and PWR
                   Systems, Inc.

          27       Financial Data Schedule.

     (b)  Reports on Form 8-K.

          On June 21,  2000,  we filed a  Current  Report  on Form 8-K  (Date of
          Report: June 12, 2000) with the SEC reporting, as an item 5 disclosure: (a) the appointment of Edward Proctor as a Vice President and chief technology officer and Vincent DiSpigno as our acting chief operating officer; (b) the resignation of Rand Schulman as our executive vice president and (c) the status of certain subscriptions in our European private placement with an aggregate gross subscription price of $1,475,255, which subscriptions were not yet then accepted.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    VIZACOM, INC.



Dated:  August 14, 2000              By:         /s/ Mark E. Leininger
                                         ---------------------------------------
                                                     Mark E. Leininger
                                         President and Chief Executive Officer
                                             (Principal Executive Officer)


Dated:  August 14, 2000              By:        /s/ Alan W. Schoenbart
                                         ---------------------------------------
                                                    Alan W. Schoenbart
                                          Vice President - Finance, Treasurer
                                              and Chief Financial Officer
                                             (Principal Financial Officer)

                                  VIZACOM INC.
                                INDEX TO EXHIBITS


Exhibit No.       Description

10.1              Lease dated June 1, 2000 between Spacely, LLC and PWR
                  Systems, Inc.

27                Financial Data Schedule.