Form 10QSB
period 2000-09-30
VIZACOM INC
filed 2000-11-15
CIK 926331

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,929,274 shares of Common Stock, as of October 31, 2000.

Transitional Small Business Disclosure Format (check one):  Yes [_]   No [X]

                                  VIZACOM INC.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item                                                                                                              Pages
----                                                                                                              -----

Item 1.  Financial Statements:

Condensed Consolidated Balance Sheets as of September 30, 2000 (Unaudited) and December 31, 1999                    3

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended
     September 30, 2000 and 1999 (Unaudited)                                                                        4

Condensed Consolidated Statement of Changes in Stockholders' Equity
     for the Nine Months Ended September 30, 2000 (Unaudited)                                                       5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
     September 30, 2000 and 1999 (Unaudited)                                                                        6

Notes to Condensed Consolidated Financial Statements                                                             7-14

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                  15-21

PART II. OTHER INFORMATION                                                                                      22-23

                                  VIZACOM INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              September 30,   December 31,
                                                                                  2000             1999
                                                                             ---------------   --------------
ASSETS                                                                        (Unaudited)
Current assets:
   Cash and cash equivalents                                                  $    497,319    $  1,730,495
   Marketable securities                                                            15,930       2,746,678
   Receivables
      Trade, less allowances of $795,832 and $434,290                            4,856,056         558,550
      Other                                                                         60,843          88,842
      Notes                                                                         64,681          86,018
    Inventories                                                                  1,401,346       1,457,604
    Prepaid expenses and other current assets                                      291,582         526,552
                                                                              ------------    ------------
           Total current assets                                                  7,187,757       7,194,739

Property and equipment, net                                                        905,764         828,108
Goodwill, net of accumulated amortization of $1,013,139 and $256,066             7,190,588         118,665
Business processes and methodologies, workforce, and customer lists,
  net of accumulated amortization of $710,647                                    4,871,353            --
Restricted cash                                                                    352,583         259,838
Deferred consulting costs                                                        1,267,623       1,269,859
Other assets                                                                     1,240,323         803,762
                                                                              ------------    ------------
           Total assets                                                       $ 23,015,991    $ 10,474,971
                                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving lines of credit                                                  $  1,582,944    $       --
   Related party notes payable                                                     830,432            --
   Current portion of capital lease obligations                                     83,932          63,792
   Current portion of long-term debt                                                60,869         155,554
   Accounts payable                                                              4,836,049       4,111,748
   Accrued liabilities                                                           2,073,691       1,816,744
   Subscription liability                                                           92,745            --
   Sales and value-added taxes payable                                             478,663         393,927
                                                                              ------------    ------------
           Total current liabilities                                            10,039,325       6,541,765

Capital lease obligations, less current portion                                     68,955          98,265
Long-term debt, less current maturities                                             85,956         100,410
                                                                              ------------    ------------
           Total liabilities                                                    10,194,236       6,740,440
                                                                              ------------    ------------

Commitments and contingencies

Stockholders' equity:
   Common stock, par value $.001 per share,
       60,000,000 shares authorized, 12,372,352 and 7,235,578 shares issued         12,373           7,236
   Additional paid-in capital                                                   67,802,813      49,851,699
   Accumulated deficit                                                         (54,579,272)    (47,864,635)
   Accumulated other comprehensive income (loss)                                  (403,764)      1,750,626
   Treasury stock, 3,095 shares, at cost                                           (10,395)        (10,395)
                                                                              ------------    ------------
           Total stockholders' equity                                           12,821,755       3,734,531
                                                                              ------------    ------------
           Total liabilities and stockholders' equity                         $ 23,015,991    $ 10,474,971
                                                                              ============    ============

See accompanying notes to condensed consolidated financial statements.

                                  VIZACOM INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     Three Months Ended Sept. 30,      Nine Months Ended Sept. 30,
                                                                    -----------------------------     -----------------------------
                                                                            2000             1999             2000             1999
                                                                    ------------     ------------     ------------     ------------
Net sales                                                           $  7,800,710     $  4,628,618     $ 20,014,152     $ 13,926,333
Cost of sales                                                          4,638,570        1,295,437       10,935,585        4,353,055
                                                                    ------------     ------------     ------------     ------------
Gross profit                                                           3,162,140        3,333,181        9,078,567        9,573,278

Selling, general and administrative expenses                           4,900,132        3,865,672       14,845,433       11,852,315
Product development                                                       57,431          213,230          335,314          479,574
Amortization of goodwill, business processes and
  methodologies, workforce, and customer lists                           659,067          546,946        1,461,841        1,719,794
Realized gain on marketable securities                                      --               --         (1,095,348)            --
Unrealized holding loss (gain) on marketable securities                     --             28,924             --         (1,391,222)
Other expenses (income),  net                                            121,601          218,481          245,964          (50,394)
                                                                    ------------     ------------     ------------     ------------
                                                                       5,738,231        4,873,253       15,793,204       12,610,067

       Net loss                                                       (2,576,091)      (1,540,072)      (6,714,637)      (3,036,789)

Dividends on Series A and Series C Preferred Stock                          --             (5,325)            --            (56,641)
                                                                    ------------     ------------     ------------     ------------

       Net loss attributable to common stockholders                 $ (2,576,091)    $ (1,545,397)    $ (6,714,637)    $ (3,093,430)
                                                                    ============     ============     ============     ============

Net loss per common share:
        Net loss per common share - basic and diluted               $      (0.21)    $      (0.26)    $      (0.63)    $      (0.55)
                                                                    ============     ============     ============     ============
        Weighted average number of common shares
          outstanding - basic and diluted                             12,182,732        5,859,197       10,709,351        5,635,086
                                                                    ============     ============     ============     ============


See accompanying notes to condensed consolidated financial statements.

                                  VIZACOM INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)



                                                                                                    Additional
                                                                                                     Paid-In        Accumulated
                                                                        Shares          Amount       Capital         Deficit
                                                                       ----------   ------------    ------------   ------------
Balance at December 31, 1999                                            7,235,578   $      7,236    $ 49,851,699   $(47,864,635)

Net loss                                                                     --             --              --       (6,714,637)
Decline in market value of marketable securities                             --             --              --             --
Realization of gain on transfer of marketable securities                     --             --              --             --
Currency translation adjustment                                              --             --              --             --

Total comprehensive loss                                               (6,714,637)    (2,154,390)           --       (8,869,027)

Sale of common stock in private placements, net                         2,010,943          2,011       7,624,569           --
Common stock issued on exercise of warrants and  stock options            480,107            480         838,680           --
Common stock issued in connection with acquisitions                     2,645,724          2,646       8,597,361           --
Issuance of options to consultants in  connection with an acquisition        --             --           186,500           --
Issuance of  warrants in connection with line of credit                      --             --           382,500           --
Issuance of options and warrants for consulting services                     --             --           321,504           --
                                                                       ----------   ------------    ------------   ------------
Balance at September 30, 2000                                          12,372,352   $     12,373    $ 67,802,813   $(54,579,272)
                                                                       ==========   ============    ============   ============

                                                                         Accumulated
                                                                             Other                          Total
                                                                          Comprehensive    Treasury       Stockholders'
                                                                         Income (Loss)       Stock          Equity
                                                                         ------------    ------------    ------------
Balance at December 31, 1999                                             $  1,750,626    $    (10,395)   $  3,734,531

Net loss                                                                         --              --              --
Decline in market value of marketable securities                             (727,877)           --              --
Realization of gain on transfer of marketable securities                   (1,095,348)           --              --
Currency translation adjustment                                              (331,165)           --              --
                                                                                         ------------    ------------
Total comprehensive loss
                                                                                         ------------    ------------
Sale of common stock in private placements, net                                  --              --         7,626,580
Common stock issued on exercise of warrants and  stock options                   --              --           839,160
Common stock issued in connection with acquisitions                              --              --         8,600,007
Issuance of options to consultants in  connection with an acquisition            --              --           186,500
Issuance of  warrants in connection with line of credit                          --              --           382,500
Issuance of options and warrants for consulting services                         --              --           321,504
                                                                         ------------    ------------    ------------
Balance at September 30, 2000                                            $   (403,764)   $    (10,395)   $ 12,821,755
                                                                         ============    ============    ============

See accompanying notes to condensed consolidated financial statements.

                                  VIZACOM INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Nine Months Ended September 30,
                                                                                  2000            1999


Operating activities:
Net loss                                                                      $ (6,714,637)   $ (3,036,789)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                 2,209,335       2,093,164
   Provision for doubtful accounts                                                 157,060          80,000
   Realized  / unrealized gain on marketable securities                         (1,095,348)     (1,391,222)
   Warrants and stock options issued for services                                  321,504         101,712
   Changes in assets and liabilities, net of effects of acquisitions:
      Receivables                                                                 (384,971)        479,693
      Inventories                                                                  441,126         (62,915)
      Prepaid expenses and other current assets                                    289,983        (329,608)
      Other assets                                                                (446,388)       (518,877)
      Accounts payable                                                          (1,132,677)       (460,029)
      Accrued liabilities                                                          (49,897)       (297,907)
      Sales and value-added taxes payable                                          (69,162)        (40,362)


             Net cash used in operating activities                              (6,474,072)     (3,383,140)



Investing activities:
Purchase of property and equipment                                                (122,715)       (414,096)
Increase in restricted cash                                                           --           (59,838)
Investment in website                                                              (62,482)           --
Collection of note receivable                                                       79,192         105,617
Payment for acquisitions, net of cash acquired                                  (1,446,530)           --


             Net cash used in investing activities                              (1,552,535)       (368,317)



Financing activities:
Proceeds from sale of common stock - net                                         7,626,580       2,378,896
Proceeds from exercise of warrants and options                                     839,160          26,795
Proceeds from long-term debt                                                          --            99,028
Borrowings under revolving line of credit, net                                    (709,465)           --
Payment of related party notes                                                    (432,313)           --
Payment of long-term debt and capital lease obligations                           (295,106)       (159,185)
Costs related to issuance of equity instruments                                       --           (33,905)


            Net cash provided by financing activities                            7,028,856       2,311,629



Effect of exchange rate changes on cash and cash equivalents                      (235,425)         (4,136)



Decrease in cash and cash equivalents                                           (1,233,176)     (1,443,964)
Cash and cash equivalents at beginning of period                                 1,730,495       2,377,648


Cash and cash equivalents at end of period                                    $    497,319    $    933,684



Supplemental disclosure of cash flow information:
  Interest                                                                    $    158,195    $     32,578


  Income taxes                                                                $       --      $       --



Supplemental disclosure of non-cash financing and investing activities:
  Fixed assets acquired with capital lease obligations                        $     28,725    $       --


  Fair value of net assets acquired for common stock,
    stock options, and notes payable (see Note 4)                             $ 10,049,252    $       --


  Issuance of common stock in payment of liabilities                          $       --      $    100,000


  Payment of preferred stcck dividends with marketable securities             $       --      $     56,641


  Redemption of Class C Preferred Stock with marketable securities            $       --      $    930,000


  Warrants issued for other assets                                            $    382,500    $    706,515

  Restricted cash recorded as subscription liability                          $     92,745    $       --

  Comprehensive loss on decline in marketable securities                      $    727,877    $       --


See accompanying notes to condensed consolidated financial statements.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Vizacom Inc. and its wholly owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

     Goodwill

     Goodwill represents the excess of the purchase price over the estimated fair values of net assets acquired in the purchases of businesses. Goodwill is amortized on a straight-line basis over a period of 5 to 7 years. The Company periodically evaluates the recoverability of the carrying amounts of this asset as current events or circumstances so warrant such determination.

     Business Processes and Methodologies, Workforce, and Customer Lists

     The values of business processes and methodologies, workforce, and customer lists represent the fair values of these assets acquired in the purchases of businesses, as determined by independent appraisals. Business processes and methodologies, workforce, and customer lists are being amortized on a straight-line basis over periods of 3 to 7 years. The Company periodically evaluates the recoverability of the carrying amounts of these assets as current events or circumstances so warrant such determination.

     Product Development Costs

     Costs incurred in the development of new software products are expensed as incurred until technological feasibility has been established. Product enhancement costs for products which have established technological feasibility are capitalized, and capitalization is discontinued when the product is available for sale. Approximately $930,000 of product enhancement costs had been capitalized through September 30, 2000, and are included in other assets. Amortization, which commences when the products are available for general release to customers, is computed at the greater of the straight-line rate over the estimated life of each product, or an amount based on the ratio of current revenues to the total of current and anticipated revenues.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2.   Significant Accounting Policies (cont.)

     Web Site Development Costs

     Certain direct internal and external costs of web site development incurred during the application development stage are being capitalized and amortized over a three-year period. At September 30, 2000, $226,000 of these development costs, net of $105,000 of accumulated amortization, are included in other assets.

     Reclassifications

     Certain reclassifications have been made to prior periods to conform with the current period and year end presentation.

3.   Liquidity and Business Risks

     The Company had a working capital deficiency of ($2,851,568) at September 30, 2000. The Company believes that over the next twelve months it will need to raise at least $2,000,000 to meet its currently anticipated liquidity and capital expenditure requirements. Management intends to seek additional financing through one or more debt, equity, or convertible securities offerings, through the sale of assets or through a merger or acquisition. Since June 2000, the Company has attempted to conduct several private offerings of common stock. Each of these offerings has been cancelled due to adverse market conditions. There can be no assurance that the Company will be successful in completing any such offering or offerings, sale of assets or merger or acquisition, or any other offerings or transactions, or that the terms of any such offering or offerings, transaction or transactions, will be beneficial to the Company or its stockholders. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.   Acquisitions

     On February 15, 2000, the Company acquired Renaissance Computer Art Center, Inc., d/b/a Renaissance Multimedia, a New York City based interactive web site design firm. The aggregate purchase price, including all direct costs, was $2,706,429 and was paid through the issuance of 449,870 shares of the Company's common stock and a $250,000 cash payment to the Renaissance stockholders. The Company entered into a three-year employment contract with the President of Renaissance Multimedia at an annual salary of $175,000, with certain performance bonus targets. Additionally, the Company granted options to purchase an aggregate of 600,000 shares of its common stock under its 1994 Long Term Incentive Plan to certain employees of Renaissance Multimedia. The $2,482,996 cost in excess of net tangible assets acquired of $223,433 is reflected as goodwill, business processes and methodologies, workforce, and customer lists.

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

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.   Acquisitions (cont.)

     On March 27, 2000, the Company acquired PWR Systems, a Long Island, New York based interactive integrator and value-added reseller of computer and digital information equipment, for $8,553,445. The purchase price was paid in the form of a $1,000,000 cash payment, one-year promissory notes in the aggregate principal amount of $500,000, convertible into the Company's common stock at $3 per share, and payable in equal monthly installments with interest of 6.3% per annum, and 1,500,000 shares of the Company's common stock, valued at $3 per share, issued to the two selling stockholders of PWR. The acquisition agreement also calls for additional contingent consideration of up to $350,000 per annum for the three-year period following the acquisition based upon increases in PWR's earnings before interest, taxes, depreciation, and amortization. The Company is further obligated to issue additional common stock if, during the twelve months following the acquisition, the market price of the Company's common stock falls below $1 per share for any thirty consecutive trading-day period. The closing price of the Company's common stock has been below $1 per common share since October 16, 2000. The Company entered into three-year employment agreements with PWR's selling stockholders providing for annual salaries of $200,000 each, and provisions for bonuses upon attaining specified performance thresholds. Additionally, the Company granted options to purchase an aggregate of 750,000 shares of its common stock under its 1994 Long Term Incentive Plan to officers, employees and independent contractors of PWR. Furthermore, the Company agreed to prepay, upon receipt of gross proceeds, commencing as of November 12, 1999, of $15,000,000 from equity offerings, 6.3% notes payable in the aggregate principal amount of $762,745 to the PWR selling stockholders, equivalent to the retained earnings of PWR at the closing date. Otherwise, these 6.3% notes will be paid in quarterly installments through March 2001. The $8,203,577 cost in excess of net tangible assets acquired of $349,868 is reflected as goodwill, business processes and methodologies, workforce, and customer lists.

     The following table summarizes the net assets of such acquired businesses:

                                                             Renaissance
                  Category                                   Multimedia           Junction 15      PWR Systems              Total
====================================================================================================================================
Current assets                                               $   365,983         $   163,614         $ 3,916,528         $ 4,446,125
Noncurrent assets                                                 97,990              42,728              21,467             162,185
                                                             -----------         -----------         -----------         -----------
Total assets                                                     463,973             206,342           3,937,995           4,608,310
                                                             -----------         -----------         -----------         -----------

Current liabilities                                              209,997             167,997           3,588,127           3,966,121
Noncurrent liabilities                                            30,543              33,174                --                63,717
                                                             -----------         -----------         -----------         -----------
Total liabilities                                                240,540             201,171           3,588,127           4,029,838
                                                             -----------         -----------         -----------         -----------

Net assets acquired                                              223,433               5,171             349,868             578,472
Goodwill                                                       1,003,996           1,680,422           5,144,577           7,828,995
Business processes and methodologies                             656,000             484,000             496,000           1,636,000
Workforce                                                        413,000             180,000             413,000           1,006,000
Customer lists                                                   410,000             380,000           2,150,000           2,940,000
                                                             -----------         -----------         -----------         -----------
Purchase price                                               $ 2,706,429         $ 2,729,593         $ 8,553,445         $13,989,467
                                                             ===========         ===========         ===========         ===========



     Under an August 1999 agreement with a third party, the Company agreed to transfer certain of its marketable securities, consisting of shares of common stock of Xceed Inc., based upon the consideration paid for acquisitions of any company identified by this third party. The Company recorded a realized gain of $1,095,348 during the nine month period ended September 30, 2000 related to 59,813 Xceed shares transferred to this third party in connection with the Company's acquisitions of Renaissance Multimedia and PWR. The gain represents the realization of the appreciation in market value at the dates of these acquisitions. The third party received 14,953 Xceed shares for the Renaissance Multimedia acquisition and 44,860 Xceed shares for the PWR acquisition, resulting in respective gains of $371,962 and $723,386.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.   Acquisitions (cont.)

     In connection with the purchase of SPC in December 1996, the Company applied for a closing agreement with the Internal Revenue Service (the "IRS") in September 1997 pursuant to which the Company would become jointly and severally liable for SPC's tax obligations upon occurrence of a "triggering event" requiring recapture of dual consolidated losses previously utilized by SPC. Such closing agreement would avoid SPC's being required to recognize a tax of approximately $8 million on approximately $24.5 million of SPC's pre-acquisition dual consolidated losses. The IRS has, to date, refused to grant the Company's application for such a closing agreement because of alleged deficiencies in SPC's pre-acquisition dual consolidated loss certifications. The Company received notification from the IRS that it determined not to act on its application until SPC submitted certain filings pertaining to pre-acquisition consolidated tax year return filings made by SPC. The Company submitted these filings in an application for relief from these deficiencies. On August 23, 2000 the Company received notification from the IRS that it had accepted its application for relief. In connection therewith, theCompany filed amended tax returns for the pre-acquisition consolidated tax years to resolve the deficiencies in SPC's pre-acquisition dual loss certifications. The Company is now in the process of reapplying for a closing agreement. The Company believes that the IRS should agree to such a closing agreement. However, no assurance can be given that the IRS will do so, and any failure to do so could result in the recognition of this tax liability. Should such a closing agreement be obtained, in certain circumstances, a future acquirer of the Company may also be required to agree to a similar closing agreement in order to avoid the same tax liability, to the extent it is able to do so. This could have a material adverse effect on the Company's future ability to sell SPC.

5.   Loss per Share

     Basic loss per share is computed based upon the weighted average number of common shares outstanding during each period presented. Stock options did not have an effect on the computation of diluted earnings per share in the three and nine month periods ended September 30, 2000 and 1999 since they were anti-dilutive.

6.   Debt

     The revolving lines of credit consist of the following:

     Notes payable to bank                                       $1,414,172
     Inventory financing facility note payable                      168,772
                                                                 ----------
                                                                 $1,582,944
                                                                 ==========

     The notes payable to bank are secured by the assets of PWR and are guaranteed by the Company. The notes bear interest at prime plus one-half percent (10% at September 30, 2000).

     On July 21, 2000, PWR terminated its relationship with its inventory financing lender and repaid the outstanding inventory loan balance of approximately $925,000 with existing working capital. On August 25, 2000 the Company entered into a temporary $500,000 inventory financing security agreement with a finance company. The temporary financing facility provides for 21 to 30 day financing without interest as long as payment is made within the allowable terms. The line is presently collateralized by a second lien on all of the assets of PWR and is guaranteed by the Company.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6.   Debt (cont.)

     The revolving lines of credit consist of the following:

     The related party notes consist of two notes payable to the two PWR selling stockholders and consist of the following:

     Notes payable to stockholders, 6.3%:
     Convertible notes, payable in monthly installments            $253,927
     Retained earnings notes, payable in quarterly installments     576,505
                                                                   --------
                                                                   $830,432
                                                                   ========

     On January 8, 2000, the Company entered into an agreement, which was amended as of March 15, 2000, for a maximum $1,000,000 unsecured line of credit note arrangement with a foreign company. Advances under the arrangement bear interest at 8%. The Company borrowed $1,000,000 on February 17, 2000. This borrowing was paid in full with accrued interest on March 20, 2000. All future advances are payable within 180 days of the receipt of the advance, and the credit facility has a two-year term. In connection with this credit facility, the Company issued seven-year warrants to purchase an aggregate of 250,000 shares of its common stock exercisable at $3 per share. The warrants were valued at $382,500 and are being charged to interest expense over the two-year agreement period.

7.   Stockholders' Equity

     On January 8, 2000, the Company entered into a three-year agreement for consulting services primarily related to acquisition and financing assistance under which the Company issued 650,000 three-year warrants exercisable at $3 per share. One hundred thousand of these warrants are exercisable immediately, and 400,000 warrants are exercisable upon the attainment of specified performance targets. In addition, 150,000 warrants are being held in escrow and are to be released on January 7, 2003, or earlier with the Company's approval. The Company has recorded a charge of $172,404 related to the currently exercisable 100,000 warrants, as well as a $16,500 pro-rata variable charge for the 150,000 warrants subject to escrow.

     In March and July 2000, the Company completed two private placements under which it sold 2,010,943 shares of its common stock for gross proceeds of $8,995,545. Under one of these private placements, the Company sold 936,954 shares of its common stock and received gross proceeds of $4,216,294 from primarily U.S. investors. In the other private placement, the Company sold 762,471 shares of common stock in March and 311,518 shares of common stock in July and received gross proceeds of $3,392,996 and $1,386,255, respectively, primarily from European investors.

     The Company is awaiting a final determination by the Nasdaq Stock Market relating to the non-integration of the two private placements under the Nasdaq Marketplace Rules, or alternatively, that notwithstanding any such integration of the two private placements that the number of shares of common stock issued does not exceed 20% of the Company's outstanding common stock for purposes of such Marketplace Rules.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

8.   Litigation

     In the fourth quarter of 1998, an action was commenced against Software Publishing Corporation ("SPC") in California in which plaintiff is seeking $300,000 in damages for SPC's alleged violation of a lease for office space located in San Jose, California. This is the location at which SPC had its principal place of business and at which the Company had its principal executive offices during the period of January 1997 through January 1998. Neither the Company nor SPC currently has any offices at this location. SPC has filed an answer in this action denying the plaintiffs' claims. This action currently is in the discovery stage. In October 2000, the plaintiff amended its complaint to name Neil M. Kaufman, one of the Company's directors, as a defendant. The Company believes this action, including the claim against Mr. Kaufman, is without merit and intends to vigorously defend this action.

     In February 2000, the Company received a demand for arbitration with respect to certain fees payable in connection with an investment banking agreement which it terminated. The claim calls for payment of $45,000 and reinstatement of warrants to purchase 150,000 shares of common stock cancelled upon termination of the investment banking agreement or payment of the value of such warrants, and legal and other expenses in connection with the arbitration. The Company believes that this action is without merit and intends to vigorously defend this action.

     The Company has other litigation matters in progress in the ordinary course of business. In the opinion of management, all such other pending litigation of the Company will be resolved without a material adverse effect on the Company's financial position, results of operations or cash flows.

9.   Segment Information

     During the quarter ended March 31, 2000, the Company completed three acquisitions described in Note 4. Collectively, the three acquisitions form the foundation for the Company's international interactive e-commerce solutions business, which is referred to as Vizy Interactive. Revenues from this business segment consist primarily of e-commerce consulting, web site design, web and systems integration services and computer hardware sales.

     The Company's historical business consists primarily of its direct sale of software and digital cameras, collectively referred to as visual communications products, utilizing the Company's direct mail marketing and telemarketing operations at its Nashua, New Hampshire, Nottingham, England and Aachen, Germany call center locations. The results of the Company's VisualCities.com business are included in "Visual Communications Products." During the first quarter of 2000, the Company began to market its web-enabled call center capabilities to third party customers. During the second quarter of 2000, the Company reorganized its historical business into two segments: visual communications products and web-enabled call center operations. The Company's web-enabled call center business is referred to as Dialog24. For purposes of the segment table the Company has allocated overhead costs relating to its web-enabled call centers to its visual communications business, and has included only costs such as trade shows, selling expenses, agent salaries, and other direct costs in its Dialog24 segment. In addition, in the second quarter of 2000, the Company's visual communications segment discontinued the sale of digital cameras, except for promotional activities and the liquidation of existing inventories.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

9.   Segment Information (cont.)

     Information   concerning  the  Company's  quarter  and  nine-month  segment operations is set forth below:



                                                        Visual
                                                   Communications                        Vizy
                                                       Products          Dialog24     Interactive      Corporate     Consolidated
                                            =====================================================================================
Quarter ended September 30, 2000:
Net sales                                            $  2,987,521    $     68,834    $  4,744,355    $       --      $  7,800,710
EBITDA                                                   (327,334)       (128,914)       (558,839)       (674,834)     (1,689,921)
Depreciation and amortization                             128,499         648,991         108,680         886,170
Segment profit (loss)                                    (455,833)       (128,914)     (1,207,830)       (783,514)     (2,576,091)

Nine months ended September 30, 2000:
Net sales                                            $  9,035,404    $     78,808    $ 10,899,940    $       --      $ 20,014,152
Investment gains                                             --              --              --         1,095,348       1,095,348
EBITDA                                                 (2,264,609)       (426,232)       (453,505)     (1,039,452)     (4,183,798)
Depreciation and amortization                             364,985            --         1,422,759         421,591       2,209,335
Warrants and stock options for consulting services           --              --              --           321,504         321,504
Segment profit (loss)                                  (2,629,594)       (426,232)     (1,876,264)     (1,782,547)     (6,714,637)
Total assets                                            3,298,924         332,870      17,473,341       1,910,856      23,015,991

Quarter ended September 30, 1999:
Net sales                                            $  4,628,618    $       --      $       --      $       --      $  4,628,618
Investment gains                                             --              --              --           (28,924)        (28,924)
EBITDA                                                     53,387            --              --          (831,082)       (777,695)
Depreciation and amortization                             595,020            --              --            86,107         681,127
Warrants and stock options for consulting services           --              --              --            81,250          81,250
Segment profit (loss)                                    (541,633)           --              --          (998,439)     (1,540,072)

Nine months ended September 30, 1999:
Net sales                                            $ 13,926,333    $       --      $       --      $       --      $ 13,926,333
Investment gains                                             --              --              --         1,391,222       1,391,222
EBITDA                                                   (190,427)           --              --          (651,486)       (841,913)
Depreciation and amortization                           1,842,297            --              --           250,867       2,093,164
Warrants and stock options for consulting services           --              --              --           101,712         101,712
Segment profit (loss)                                  (2,032,724)           --              --        (1,004,065)     (3,036,789)
Total assets                                            4,421,165            --              --         3,865,430       8,286,595

10.  Related Party Transactions

     During the first nine months of 2000, the Company incurred approximately $979,000 of legal fees and disbursements, primarily in connection with the Company's acquisition and financing transactions, to a law firm of which a director of the Company is a member. Approximately $607,000 owed to this law firm is included in accounts payable at September 30, 2000. In addition, the Company compensates its Chairman of the Board for his services at the rate of $60,000 per annum. Further, the Company has certain note obligations to the PWR selling stockholders, who are also two directors and officers of the Company and its PWR subsidiary. See Note 6.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

11.  Commitments

     On June 1, 2000, PWR entered into a five year, three month lease for 3,817 square feet in Long Island, New York. The Company utilizes this space to provide data center services to its clientele as well as for internal use. Rental commitments under this lease for the five years ending August 31, 2005 are as follows:

          Year        Amount
         --------   -----------
          2001        $ 75,227
          2002        $ 77,135
          2003        $ 88,109
          2004        $ 89,700
          2005        $ 59,800



12.  Subsequent Events

     On October 11, 2000, the Company acquired all of the outstanding shares of interMETHODS Limited, a London based web systems integrator. The aggregate purchase price, including all direct costs, was approximately $2,400,000 and was paid primarily through the issuance of 1,560,017 shares of the Company's common stock and an obligation to make a $104,000 deferred payment, which bears interest at 8% per annum and is due upon the earlier of ten business days after the receipt by the Company of $1 million in funding, or January 11, 2001. The Company entered into three-year employment agreements with the three former stockholders of interMETHODS Limited, with annual salaries of approximately $120,000 per individual, with various provisions for pensions and bonuses. Additionally, the Company granted options to purchase an aggregate of 250,000 shares of its common stock under its 2000 Equity Incentive Plan to certain employees of interMETHODS. The approximate $2,300,000 cost in excess of net tangible assets acquired of $100,000 will be reflected as goodwill, business processes and methodologies, workforce, and customer lists.

     In October 2000, the Company began restructuring its visual communications and Dialog24 businesses. The Company has also begun to consolidate operations and reduce overhead. In this connection, the Company expects to relocate its continental European facilities to its United Kingdom facilities and anticipates closing its Aachen, Germany facilities December 1, 2000. Management initially estimates restructuring costs of approximately $250,000 and expects these actions to result in savings of approximately $600,000 in 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Quarterly Report on Form 10-QSB include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

o    the market acceptance and amount of sales of our products and services,

o the success of our internet and other interactive e-commerce solutions businesses, such as web site design, web-enabled customer service and systems integration,

o    our success in integrating the operations of acquired companies,  including
     Renaissance  Multimedia,   Junction  15,  PWR  and  interMETHODS,   into  a
     coordinated and complementary operation,

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

Results of Operations

General. Our operations for the quarter ended September 30, 2000 ("2000 Third Quarter") and the nine month period ended September 30, 2000 ("2000 Nine Month Period") reflect the acquisition of Renaissance Multimedia on February 15, 2000, Junction 15 on March 9, 2000, and PWR on March 27, 2000. Collectively, these three companies form the foundation of our international professional internet solutions business, which we refer to as Vizy Interactive. The results of operations of our 2000 visual communications business includes our direct marketing activities at our Aachen, Germany call center which began its operations in January 2000. In addition, our three and nine month 2000 periods include the results of operations of (a) VisualCities.com Inc, expenses relating to which began to be recognized in October 1999 (costs relating thereto, consisting of web-site development, prior to such time were capitalized) and (b) Dialog24, which began in January 2000. These operations were not reflected in the corresponding 1999 periods. The 2000 Third Quarter results of operations reflect our reduction of direct marketing lead generation activities and associated costs, as well as the refocusing of our direct sales activities in the visual communications area on our core software products and away from digital cameras.

The result of such 2000 changes were increased revenues from our newly acquired companies, increased costs associated with integrating and marketing our Vizy Interactive business, and a decline in revenues in our historical visual communications business. The decline in revenues in our historical visual communications business was due to the elimination of digital cameras from the product mix and a reduction in software sales. The Vizy Interactive businesses carried lower gross margins than our historical visual communications business. Selling, general and administrative expenses and amortization of goodwill, business processes and methodologies, workforce, and customer lists increased due to the costs associated with our acquisitions, while marketing expenses in our visual communications business decreased as a result of our reduction in lead generation activities implemented as a result of declines in response rates to promotional software mailings and reduced sales of software. We were not able to reduce our more expensive lead generation activities as fast as the decline in revenues. We experienced a slight increase in our response rates to lead generating activities near the end of the 2000 Second Quarter and experienced continued improvement in the 2000 Third Quarter.

In October 2000, the Company began restructuring its visual communications and Dialog24 businesses. The Company has also begun to consolidate operations and reduce overhead. In this connection, the Company expects to relocate its continental European facilities to its United Kingdom facilities and anticipates closing its Aachen, Germany facilities December 1, 2000. Management initially estimates restructuring costs of approximately $250,000 and expects these actions to result in savings of approximately $600,000 in 2001.

Comparison of the Three Month Periods Ended September 30, 2000 and 1999

Net Sales. Net sales increased by $3,172,092, or 69%, to $7,800,710 in the 2000 Third Quarter from $4,628,618 in the quarter ended September 30, 1999 (the "1999 Third Quarter"). The increase was primarily attributable to our newly acquired
Vizy Interactive business, which generated $4,744,356 in revenues in the 2000 Third Quarter. We had no Vizy Interactive revenues in the 1999 Third Quarter. This was partially offset by a decline of $1,641,097, or 55%, in the revenues of our historical visual communications business from $4,628,618 in the 1999 Third Quarter to $2,987,521 in the 2000 Third Quarter. Approximately $1,250,000 of the decline was attributable to the termination of the digital camera programs. As of September 30, 2000 we had approximately $440,000 in confirmed back orders.

North America and International net sales for the third quarter of 2000 and 1999 were as follows:

                         Three Months Ended September 30,
                     ------------------------------------------
                        2000         %      1999          %
                     ---------------------------------------
     North America   $4,958,090    63.6   $1,842,432    39.8
     International    2,842,620    36.4    2,786,186    60.2
                     ----------   -----   ----------   -----
     Total           $7,800,710   100.0   $4,628,618   100.0
                     ==========   =====   ==========   =====

In the 2000 Third Quarter, approximately 36% of our net sales were generated outside the United States as compared to approximately 60% in the 1999 Third Quarter. While most of our visual communications revenues are derived internationally, primarily in the United Kingdom, most of our Vizy Interactive revenues are generated in the United States.

Gross Profit. Gross profit decreased by $171,041, or 5.1%, to $3,162,140 for the 2000 Third Quarter compared to $3,333,181 in the 1999 Third Quarter. Our gross profit margin was 41% of net sales for the 2000 Third Quarter compared to 72% of net sales in the 1999 Third Quarter. Cost of sales was $4,638,570 for the 2000 Third Quarter as compared to $1,295,437 for the 1999 Third Quarter. The decline in gross profit margins was attributable to lower gross profit margins for our Vizy Interactive operations as compared to our historical visual communications business. $3,863,561, or 81.4%, of Vizy Interactive's revenue in the 2000 Third Quarter was derived from our PWR subsidiary, where margins historically have been in the 12% to 18% range. The increase in the amount of cost of sales is attributable to the change in the mix of our sales revenues from lower cost software and digital cameras to higher cost items such as web design services and hardware components. Our cost of sales consisted primarily of product costs, royalties and inventory allowances for damaged and obsolete products, payroll for production personnel as well as the costs of hardware and hardware related components. Product costs historically consisted of the costs to purchase the underlying materials and print both boxes and manuals, media costs (CD-ROMs and other media), assembly costs, and hardware costs.

Our gross margins and operating income have been affected in particular periods by the mix of distribution channels used, the mix of international and domestic revenues, the mix of products or services sold and the timing of product introductions, promotional pricing and rebate offers, return privileges and marketing promotions in connection with new product introductions and upgrades. These promotions have had a negative influence on average selling prices and gross margins. In addition, in our historical visual communications business, gross margins have fluctuated on a quarterly basis as we utilized alternative direct response promotions. Gross margins in this business have also been, and may continue to be, adversely affected by competitive pricing strategies in the software industry as a whole, including competitive upgrade pricing, the OEM business and alternative licensing arrangements. We expect additional gross margin fluctuations for the balance of 2000 as we continue to expand our Vizy Interactive business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") increased by $1,034,460 or 27%, to $4,900,132 in the 2000 Third Quarter from $3,865,672 in the 1999 Third Quarter. Approximately

$1,130,000 of such increase was related to our Vizy Interactive business; approximately $45,000 was associated with the operations of VisualCities.com; and approximately $350,000 was associated with our Dialog24, operations all of which were not reflected in the results of operations for the Company during the corresponding 1999 Third Quarter. These increases were offset by a decrease in our direct mail expenditures of approximately $500,000, which resulted from the termination of our digital camera programs and most of the U.S. sales lead generation activities associated with our historical software business.

Product Development. Product development expenses in the 2000 Third Quarter decreased by $155,799, or 73%, to $57,431 from $213,230 in the 1999 Third
Quarter. Product development costs, which were primarily related to our historical visual communications software business, as a percentage of net sales were .7% for the 2000 Third Quarter compared to 4.6% in the 1999 Third Quarter. We capitalized approximately $143,000 in the 2000 Third Quarter and $115,000 in the 1999 Third Quarter of product development costs associated with product
designs  where  technological  feasibility  had  been  established.   All  other
development costs have been expensed in the period incurred. We intend to continue to decrease product development costs in our historical visual communications software business as well as to continue to reduce product development costs as a percentage of sales. Because of the inherent uncertainties associated with software and internet technology and e-commerce projects, there can be no assurance that our research and development efforts will result in successful product introductions or increased revenues or profitability.

Amortization of Goodwill, Business Processes and Methodologies, Workforce, and Customer Lists. In the 2000 Third Quarter, $640,331, or 97.2%, of our $659,067 of amortization charges represent the amortization of goodwill, business processes and methodologies, workforce, and customer lists for our newly acquired Vizy Interactive businesses. The remaining amortization relates to our historical visual communications software business. The 1999 Third Quarter amount represents our amortization of purchased technology and goodwill associated with our acquisitions of Serif and SPC.

Realized and Unrealized Gains on Marketable Securities. The unrealized loss of $28,924 in the 1999 Third Quarter represented the Company's net loss as a result of holding Xceed stock during the period. We had no similar amount in the 2000 Third Quarter.

Other (income) expense. Other expense, net for the 2000 Third Quarter amounted to $121,601, a decrease of $96,880, or 44.3%, from $218,481 in the 1999 Third
Quarter. The 2000 Third Quarter amount consisted primarily of $48,000 of amortization charges relating to warrants issued in connection with the Company's $1,000,000 line of credit facility and $36,000 of interest charges at our PWR subsidiary. The 1999 Third Quarter amount reflected the reclassification of $211,000 related to the licensing of certain software technology to net sales previously reported as other income.

Comparison of the Nine Month Periods Ended September 30, 2000 and 1999

Net Sales. Net sales for the 2000 Nine Month Period increased $6,087,819, or 43.7%, to $20,014,152 from $13,926,333 in the nine months ended September 30, 1999 (the "1999 Nine Month Period"). The increase was primarily attributable to our newly acquired Vizy Interactive business, which generated $10,899,940 in revenues in the 2000 Nine Month Period. We had no Vizy Interactive business in the 1999 Nine Month Period. This was partially offset by a decline of $4,890,929, or 54%, in the revenues of our historical visual communications business from $13,926,333 in the 1999 Nine Month Period to $9,035,404 in the 2000 Nine Month Period. Approximately $2,525,000 of the decline was attributable to the termination of our digital camera programs.

North America and International net sales for the first nine months of 2000 and 1999 were as follows:

                             Nine Months Ended September 30,
                       ----------------------------------------------
                          2000          %           1999          %
                       ----------     -----      ----------     -----
North America          12,298,926      61.5       5,331,680      38.3
International           7,715,226      38.5       8,594,653      61.7
                       ----------     -----      ----------     -----
Total                  20,014,152     100.0      13,926,333     100.0
                       ==========     =====      ==========     =====


In the 2000 Nine Month Period, approximately 39% of our net sales were generated outside the United States as compared to approximately 62% in the 1999 Nine Month Period. While most of the visual communications revenues are derived internationally, primarily in the United Kingdom, most of our Vizy Interactive revenues are generated in the United States.

Gross Profit. Gross profit declined by $494,711, or 5.2%, to $9,078,567 for the 2000 Nine Month Period compared to $9,573,278 in the 1999 Nine Month Period. Our gross profit margin was 45% of net sales for the 2000 Nine Month Period compared to 69% in the 1999 Nine Month Period. Cost of sales was $10,935,585 for the 2000 Nine Month Period as compared to $4,353,055 for the 1999 Nine Month Period. The decrease in gross profit and gross profit margins was due to a decline in higher margin historical visual communications software revenues, which more than offset higher revenues with lower margins from Vizy Interactive. $8,590,746, or 78.8%, of Vizy Interactive's revenues for the 2000 Nine Month Period derived from our PWR subsidiary, where margins historically have been in the 12% to 18% range. The increase in the amount of cost of sales is attributable to the change in the mix of our sales revenues from lower cost software and digital cameras to higher cost items such as web design services and hardware components.

Selling, General and Administrative Expenses. SG&A for the 2000 Nine Month Period increased $2,993,118, or 25%, to $14,845,433 from $11,852,315 in the 1999
Nine Month Period. Approximately $2,608,000 of such increase was related to our Vizy Interactive business; approximately $202,000 was associated with the operations of VisualCities.com; and approximately $350,000 was associated with our Dialog24 operations, all of which were not reflected in the results of operations for the Company during the corresponding 1999 Nine Month Period. Approximately $524,000 was related to various increases in consulting fees primarily associated with financial, investment banking, and other consulting agreements. These increases were offset by a decrease in our direct mail expenditures of approximately $1,100,000, which resulted from the termination of our digital camera programs and most of the U. S. sales lead generation activities associated with our historical visual communications software business.

Product Development. Product development expenses for the 2000 Nine Month Period decreased $144,260, or 30.1%, to $335,314 from $479,574 in the 1999 Nine Month
Period. Product development costs as a percentage of net sales was 1.7% for the 2000 Nine Month Period, compared to 3.4% in the 1999 Nine Month Period. We capitalized approximately $452,000 in the 2000 Nine Month Period and $281,000 in the 1999 Nine Month Period of our product development costs associated with product designs where technological feasibility had been established. All other development costs have been expensed in the period incurred.

Amortization of Goodwill, Business Processes and Methodologies, Workforce, and Customer Lists. In the 2000 Nine Month Period, $1,405,632, or 96%, of $1,461,841 of amortization charges represented the amortization of goodwill, business processes and methodologies, workforce, and customer lists for our newly acquired Vizy Interactive businesses. The remaining amortization relates to purchased technology and goodwill associated with our acquisitions of Serif and SPC.

Realized and Unrealized Gains on Marketable Securities. The realized gain of $1,095,348 in the 2000 Nine Month Period represents the gain recognized upon the transfer of 59,813 shares of Xceed stock to a finder in connection with an August 1999 agreement, based upon the appreciation in the market value of such shares. The agreement set forth a formula to determine the number of shares to be paid the finder upon the closing of an acquisition target identified by such finder. The finder received 14,953 Xceed shares for the Renaissance acquisition and 44,860 Xceed shares for the PWR acquisition, resulting in respective gains of $371,962 and $723,386. The unrealized gain of $1,391,222, in the 1999 Nine Month Period represented the Company's gain as a result of holding Xceed stock during that period.

Other (income) expense. Other expense, net for the 2000 Nine Month Period was $245,964, a decrease of $296,358, or 588% from $(50,394) in the 1999 Nine Month
Period. This amount consisted primarily of $144,000 of amortization charges relating to warrants issued in connection with the Company's $1,000,000 line of credit facility and $101,000 of interest charges at our PWR subsidiary. The 1999 Nine Month Period amount of $50,394 represented net interest income.

Liquidity and Capital Resources

Our cash and cash equivalents decreased by $1,233,176 to $497,319 at September 30, 2000 from $1,730,495 at December 31, 1999. In addition, marketable securities decreased by $2,730,748 to $15,930 at September 30, 2000 from $2,746,678 at December 31, 1999. The Company received $7,028,856 in net proceeds from financing activities, used $6,474,072 of cash for operations, and used $1,552,535 primarily for investments relating to the cash portion of the purchase price of three companies included in our Vizy Interactive business.

We had a working capital deficiency of ($2,851,568) at September 30, 2000, a decline of $3,504,542 from our working capital at December 31, 1999 of $652,974, primarily as a result of operating losses and investments in new businesses. We believe that over the next twelve months we will need to raise at least $2,000,000 to meet our currently anticipated liquidity and capital expenditure requirements. We intend to seek additional financing through one or more debt, equity, or convertible securities offerings, through the sale of assets or through a merger or acquisition. Since June 2000, the Company has attempted to conduct several private offerings of common stock. Each of these offerings has been cancelled due to adverse market conditions. There can be no assurance that we will be successful in completing any such offering or offerings, sale of assets or merger or acquisition, or any other offerings or transactions, or that the terms of any such offering or offerings, transaction or transactions, will be beneficial to the Company or its stockholders.

We intend to utilize our available funds in 2000 to finance the costs of building our Vizy Interactive business, and for capital expenditures, including the purchase of computer, accounting and internet services equipment and software. Our cash requirements, however, may change depending upon numerous factors, including, without limitation, the cost of integrating our businesses, as well as increased personnel costs, inventory and accounts receivable arising from the sale and shipment of new or additional products, and other expansion of our Vizy Interactive business. There can be no assurance that we will be successful in attaining our sales or strategic goals, or that attaining such goals will have the desired effect on our cash resources.

In the 2000 Nine Month Period we utilized $6,474,072 for operating activities. In the 2000 Nine Month Period we utilized $1,552,535 of cash for investment activities, primarily related to our Vizy Interactive subsidiary acquisitions. Our 2000 Nine Month Period financing activities consisted of the receipt of net proceeds of $7,626,580 from the sale of our common stock, $839,160 from option and warrant exercises, net payments of $709,465 under our revolving lines of credit, the repayment of $295,106 of debt and lease obligations and the repayment of $432,313 of related party notes to the selling stockholders of PWR.

In March and July 2000, we completed private placements of our common stock for an aggregate of 2,010,943 shares raising aggregate gross proceeds of $8,955,545, before associated placement costs. We utilized approximately $5,000,000 of these proceeds to fund our acquisitions and associated legal and other costs thereof; as well as for the working capital needs of Renaissance Multimedia, Junction 15, PWR and our historical business; and for repayment of our $1,000,000 line of credit loan. We plan to utilize the proceeds of any additional financings to develop our interactive e-commerce solutions business, and to fund our other working capital requirements.

We are awaiting a final determination by The Nasdaq Stock Market relating to the non-integration of our 2000 European private placement of 1,073,989 shares with aggregate gross proceeds of $4,779,251, with our United States first quarter 2000 private placement of 936,954 shares with aggregate gross proceeds of $4,216,293, under the Nasdaq Marketplace Rules, or alternatively, that, notwithstanding any such integration of these two private placements, the number of shares of our common stock issued and issuable in these two private placements does not exceed 20% of our outstanding common stock for purposes of such Marketplace Rules. We have responded to all of Nasdaq's requests for information relating to this determination.

In the first quarter of 2000 we entered into a two-year unsecured line of credit agreement for maximum borrowings of $1,000,000, at an 8% interest rate, with a foreign company. We borrowed $1,000,000 under this agreement in February 2000. This loan was repaid in full with accrued interest on March 20, 2000.We have letter of credit facilities of approximately $260,000 relating to certain lease obligations. Serif (Europe) Limited has a letter of credit facility of approximately $200,000, which was fully drawn upon as of September 30, 2000, with its primary bank in the United Kingdom, and which is secured by Serif (Europe) Limited cash reserves of a similar amount. Serif (Europe) Limited has outstanding bank loans of approximately $86,000 at September 30, 2000, which are secured by substantially all of its assets. Our PWR subsidiary has a $1,400,000 bank credit facility, which we have guaranteed and which is secured by PWR's assets. On July 21, 2000, PWR terminated its relationship with its inventory finance lender and repaid its outstanding inventory loan balance of approximately $925,000 with existing working capital. PWR is currently negotiating with another financing company for an inventory facility and has obtained an interim inventory financing facility for up to $500,000 in purchases until a larger inventory financing facility can be negotiated. The line is presently collateralized by a second lien on all of the assets of PWR and is guaranteed by the Company.

Our exposure to foreign currency gains and losses is partially mitigated as we incur operating expenses in the principal foreign currencies in which we invoice foreign customers. As of September 30, 2000, the Company had no foreign exchange contracts outstanding. The Company's foreign exchange gains and losses may be expected to fluctuate from period to period depending upon the movement in exchange rates.

In 1999, we entered into a five-year consulting agreement pursuant to which we are required to pay 0.3% of our net revenue (subject to an annual minimum fee of $125,000, and an annual maximum fee of $250,000) to the consultant. The term of the agreement may be extended automatically by an additional eighteen months if we report annual net revenues of $40,000,000, and an additional eighteen months should net revenues exceed $60,000,000. At September 30, 2000, we have accrued $239,000 of consulting fees in connection with this agreement.

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

Possible Tax Obligation

We have applied for a closing agreement with the IRS pursuant to which we would become jointly and severally liable for SPC's tax obligations upon occurrence of a "triggering event" requiring recapture of dual consolidated losses previously utilized by SPC. Such closing agreement would avoid SPC's being required to recognize a tax of approximately $8 million on approximately $24.5 million of SPC's pre-acquisition dual consolidated losses. The IRS has, to date, refused to grant the Company's application for such a closing agreement because of alleged deficiencies in SPC's pre-acquisition dual loss certifications. The Company received notification from the IRS that it determined not to act on its application until SPC submitted certain filings pertaining to pre-acquisition consolidated tax year return filings made by SPC. The Company submitted these filings in an application for relief. On August 23, 2000 the Company received notification from the IRS that it had accepted its application for relief from these deficiencies. In connection therewith, the Company filed amended tax returns for the pre-acquisition consolidated tax years to resolve the deficiencies in SPC's pre-acquisition dual consolidated loss certifications. The Company is now in the process of reapplying for a closing agreement. The Company believes that the IRS should agree to such a closing agreement. However, no assurance can be given that the IRS will do so, and any failure to do so could result in the recognition of this tax liability. Should such a closing agreement be obtained, in certain circumstances, a future acquirer of the Company may also be required to agree to a similar closing agreement in order to avoid the same tax liability, to the extent it is able to do so. This could have a material adverse effect on the Company's future ability to sell SPC. The report of our auditors covering the December 31, 1999 consolidated financial statements contains a paragraph emphasizing these dual consolidated losses.

Reserves

We provided for allowances on trade receivables of approximately 14.1% at September 30, 2000 compared to 43.7% at December 31, 1999. The decline in this allowance as a percentage of outstanding accounts receivable is attributable to lower historical bad debt exposure experienced by our Vizy Interactive business, which comprised 84.1% of our gross receivables at September 30, 2000, as compared to our historical visual communications business.

Seasonality

The Company's markets are characterized by significant seasonal swings in demand, which typically peak in the fourth quarter of each calendar year. The seasonal pattern is due primarily to the increased demand for software during the year-end holiday buying season and reduced retail and corporate demand for business software during the European Easter and summer vacation period. We expect our net sales and operating results from our historical visual communications software operations to continue to reflect this seasonality. Our revenues may also experience substantial variations as a result of a number of factors, such as consumer and business preferences and introduction of competing titles by competitors, as well as limited time promotional pricing offers. There can be no assurance that we will achieve consistent growth or profitability on a quarterly or annual basis.

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

     In the fourth quarter of 1998, an action, Community Towers, LLC v. Software Publishing Corporation and Does 1 through 10, was commenced in the Superior Court of California, County of Santa Clara, in which plaintiff is seeking $300,000 in damages for SPC's alleged violation of a lease for office space located in San Jose, California. This is the location at which SPC had its principal place of business and at which the Company had its principal executive offices during the period of January 1997 through January 1998. Neither SPC nor the Company currently has any offices at this location. SPC has filed an answer in this action denying the plaintiffs' claims. This action currently is in the discovery phase. In October 2000, the plaintiff amended its complaint to name Neil M. Kaufman, one of the Company's directors, as a defendant. The Company believes this action, including the claim against Mr. Kaufman, is without merit and intends to vigorously defend this action.

Item 2. Changes in Securities and Use of Proceeds

     On July 31, 2000, we accepted subscriptions from three investors for a total of 311,518 shares of common stock for gross proceeds of $1,386,255. The issuance of these shares were private transactions exempt from registration under Section 4(2) and Regulation S of the Securities Act.

     In connection with the Company's acquisition of interMETHODS Limited in October 2000 we issued an aggregate of 1,560,017 shares of our common stock to the former shareholders of interMETHODS. The issuance of such shares was a private transaction exempt from registration under Section 4(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     At the Annual Meeting of Vizacom Inc. held on August 10, 2000, the following matters were voted upon and adopted by the votes indicated:

                                                                       For       Withheld    Against    Abstain
         To re-elect two directors in Class I to serve until
         the annual  meeting
         in 2003, Marc E. Jaffe and Werner G.
         Haase.                                                     7,852,020     49,168       --         --

         To adopt the Company's 2000 Equity Incentive Plan          3,035,851       --       384,870    45,240

     The other directors whose terms continued after the meeting were: Mark E. Leininger (Class III), Vincent DiSpigno (Class II), David N. Salav (Class
     III), Norman W. Alexander (Class II), and Neil M. Kaufman, Esq. (Class II). However, Werner G. Haase resigned as a director in Class I shortly after the annual meeting and was replaced in August by Francis X. Murphy (Class
     I).

     There were no broker non-votes with respect to the matters listed above.

Item 5. Other Information.

     We have received a number of requests for information and documentation from The Nasdaq Stock Market's Listing Investigations unit. While we have responded to these requests, we may receive further requests to which we may be unable to respond, particularly with respect to information about certain third parties with whom we transacted business. In addition, Nasdaq has advised us that upon review of our responses, its staff may take any action that may be appropriate under Nasdaq's Marketplace Rules, including the removal of our common stock from listing on The Nasdaq Stock Market. In such event, we expect that our common stock will continue to trade on the Boston Stock Exchange and would be eligible to trade on the OTC Electronic Bulletin Board. A delisting of our common stock could have an adverse effect on the market price of our common stock and the ability of persons wishing to acquire or sell shares of our common stock to do so.

     In October 2000, the Company began restructuring its visual communications and Dialog24 businesses. The Company has begun to consolidate operations and reduce overhead. In this connection, the Company expects to relocate its continental European facilities to its United Kingdom facilities and anticipates closing its Aachen, Germany facilities December 1, 2000.
     Management initially estimates restructuring costs of approximately $250,000 and expects these actions to result in savings of approximately $600,000 in 2001.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          Set forth below are all exhibits to this Quarterly Report on Form 10-QSB.

                  Number   Description

                   10.1 Company 2000 Equity Incentive Plan (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (Registration No.: 333-46994) filed with the Commission on September 29, 2000).

                   10.2 Agreement dated October 11, 2000, among Vizacom Inc. and the former stockholders of interMethods Limited.

                   10.3    Form  of  Lock-Up   Agreement   executed   by  former
                           shareholders of interMethods Limited.

                   10.4 Registration Rights Agreement, dated as of October 11, 2000, among Vizacom Inc., and each of the former shareholders of interMethods Limited.

                   10.5 Promissory Note issued by PWR to The Chase Manhattan Bank dated August 3, 2000.

                   10.6 Promissory Note issued by PWR to The Chase Manhattan Bank dated August 24, 2000.

                   10.7    Security   Agreement   between   PWR  and  The  Chase
                           Manhattan Bank dated March 31, 1999.

                   10.8    Company guaranty of Chase notes dated April 3, 2000.

                   10.9    Agreement   for   Wholesale    Financing    (Security
                           Agreement) dated August 25, 2000 between IBM Credit Corporation and PWR Systems, Inc.

                   10.10 Guaranty, dated August 23, 2000, by Vizacom of Security Agreement dated August 25, 2000 between IBM Credit Corporation and PWR Systems, Inc.

                   27      Financial Data Schedule.

     (b)  Reports on Form 8-K.

          On September 1, 2000, the Company filed a Current Report on Form 8-K (Date of Report: August 17, 2000) with the SEC reporting, as an item 5 disclosure: (a) the appointment of Francis X. Murphy as a director and
          (b) the resignation of Werner G. Haase as a director.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                VIZACOM INC.



Dated:  November 14, 2000      By:          /s/ Mark E. Leininger
                                    ----------------------------------------
                                                Mark E. Leininger
                                    President and Chief Executive Officer
                                        (Principal Executive Officer)


Dated:  November 14, 2000      By:         /s/ Alan W. Schoenbart
                                    ----------------------------------------
                                               Alan W. Schoenbart
                                     Vice President - Finance, Treasurer
                                         and Chief Financial Officer
                                        (Principal Financial Officer)

                                  VIZACOM INC.
                                INDEX TO EXHIBITS



Exhibit No.     Description
10.1      Company  2000 Equity  Incentive  Plan  (incorporated  by  reference to
          Exhibit 4 to the Company's Registration Statement on Form S-8 (Registration No.: 333-46994) filed with the Commission on September 29, 2000).

10.2 Agreement, dated October 11, 2000, among Vizacom Inc. and the former stockholders of interMethods Limited.

10.3      Form  of  Lock-Up  Agreement   executed  by  former   shareholders  of
          interMethods Limited.

10.4 Registration Rights Agreement, dated as of October 11, 2000, among Vizacom Inc., and each of the former shareholders of interMethods Limited.

10.5 Promissory Note issued by PWR to The Chase Manhattan Bank dated August 3, 2000.

10.6 Promissory Note issued by PWR to The Chase Manhattan Bank dated August 24, 2000.

10.7 Security Agreement between PWR and The Chase Manhattan Bank dated March 31, 1999.

10.8      Company guaranty of Chase notes dated April 3, 2000.

10.9 Agreement for Wholesale Financing (Security Agreement) dated August 25, 2000 between IBM Credit Corporation and PWR Systems, Inc.

10.10 Guaranty, dated August 23, 2000, by Vizacom of Security Agreement, dated August 25, 2000 between IBM Credit Corporation and PWR Systems, Inc.

27        Financial Data Schedule.