Form 10KSB/A
period 1999-12-31
VIZACOM INC
filed 2001-01-30
CIK 926331

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB/A

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

     Vizacom Inc. (the "Company") is filing this amendment on Form 10-KSB/A to its Annual Report on Form 10-KSB for the year ended December 31, 1999 to give effect to the reissuance of the report of independent auditors relating to the 1999 financial statements of one of the Company's wholly owned subsidiaries, Serif (Europe) Limited, and the resulting reissuance of the independent auditors' report relating to the 1999 financial statements of the Company, that relies on the Serif report. This amendment also includes additional disclosure relating to the financial condition of the Company and Serif in footnote No. 16 to the Company's 1999 financial statements.

ITEM 7.  FINANCIAL STATEMENTS.

     We set forth below a list of the financial statements of Vizacom Inc. included in this Annual Report.

Item                                                                      Page
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

     We set forth below a list of the financial statements of Renaissance Computer Art Center, Inc., d/b/a Renaissance Multimedia, included in this Annual Report .

Item                                                                      Page
----                                                                      -----
Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . F-27
Balance Sheet at December 31, 1999 . . . . . . . . . . . . . . . . . . . . F-28
Statement of Operations and Retained Earnings for the
 year ended December 31, 1999. . . . . . . . . . . . . . . . . . . . . . . F-29
Statement of Cash Flows for the year ended December 31, 1999 . . . . . . . F-30
Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . F-31

     We set forth below a list of the financial statements of Junction 15 Limited included in this Annual Report.

Item                                                                      Page
----                                                                      -----
Directors' Report. . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-36
Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-39
Profit and Loss Account for the year ended 31 December 1999. . . . . . . . F-40
Balance Sheet as at December 31, 1999. . . . . . . . . . . . . . . . . . . F-41
Cash Flow Statement for the year ended 31 December 1999. . . . . . . . . . F-42
Notes to the Cash Flow Statement . . . . . . . . . . . . . . . . . . . . . F-43
Notes to the Financial Statements. . . . . . . . . . . . . . . . . . . . . F-44

     We set forth below a list of the financial statements of P. C. Workstation Rentals, Inc., d/b/a PWR Systems, and Storageland, Inc. included in this Annual Report.

Item                                                                      Page
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

(A)     EXHIBITS.

        Set forth below are all exhbitis to this Annual Report:

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

          (Date of Report: February 15, 2000)  (Commission File Number:
          1-14076),  filed with the Commission  on February 22, 2000.)
10.26 Escrow Agreement, dated as of February 15, 2000, among Vizacom Inc., Renaissance Computer Art Center Inc., the former stockholders of Renaissance Computer Art Center, Inc., Andrew Edwards and Kaufman
          & Moomjian,  LLC, as escrow agent. (Incorporated by reference to
          Exhibit 10.2 to the Company's Current  Report on Form 8-K (Date of
          Report: February 15, 2000) (Commission File Number: 1-14076), filed with the Commission on February 22, 2000.)
10.27     Form of Lock-Up  Agreement.  (Incorporated by reference to Exhibit
          10.3 to the  Company's  Current  Report on Form 8-K (Date of Report:
          February 15, 2000) (Commission File Number: 1-14076), filed with the Commission on February 22, 2000.)
10.28 Registration Rights Agreement, dated as of February 15, 2000, among Vizacom Inc., and each of the former stockholders of Renaissance Computer Art Center, Inc. (Incorporated by reference to Exhibit
          10.4 to the Company's  Current Report on Form 8-K (Date of Report:
          February 15, 2000) (Commission File Number: 1-14076), filed with the Commission on February 22, 2000.)
10.29 Employment Agreement, dated as of February 15, 2000, by and between Vizacom Inc. and Andrew Edwards. (Incorporated by reference to
          Exhibit 10.5 to the Company's Current Report on Form 8-K (Date of
          Report: February 15, 2000) (Commission File Number: 1-14076), filed with the Commission on February 22, 2000.)
10.30 Line of Credit Facility Agreement, dated January 8, 2000, between Vizacom Inc. and Churchill Consulting. (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K (Date of
          Report: February 15, 2000) (Commission File Number: 1-14076), filed with the Commission on February 22, 2000.)
10.31 Letter Agreement, dated March 15, 2000, by and between Vizacom Inc. and Churchill Consulting. (Incorporated by reference to Exhibit
          10.7 to the Company's  Current Report on Form 8-K (Date of Report:
          March 9, 2000) (Commission File Number: 1-14076), filed with the Commission on March 21, 2000.)
10.32 Line of Credit Note, dated January 8, 2000, in the principal amount of $1,000,000 and payable to Churchill Consulting. (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K (Date of Report: February 15, 2000) (Commission File Number:
          1-14076),  filed with the  Commission on February 22, 2000.)
10.33 Warrant Certificate, dated February 17, 2000, registered in the name of Churchill Consulting. (Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K (Date of Report: February 15, 2000) (Commission File Number: 1-14076), filed with the Commission on February 22, 2000.)
10.34     Stock Acquisition  Agreement,  dated March 9, 2000, among Vizacom Inc.
          and  the  former   stockholders  of  Junction  15  Limited.
          (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Date of Report: March 9, 2000) (Commission File Number: 1-14076), filed with the Commission on March 21, 2000.)
10.35 Form of Lock-Up Agreement for use by directors of Junction 15 Limited at the time of the acquisition. (Incorporated by reference to
          Exhibit 10.2 to the Company's  Current  Report on Form 8-K  (Date of
          Report: March 9, 2000) (Commission File Number: 1-14076), filed with the Commission on March 21, 2000.)
10.36 Form of Lock-Up Agreement for use by non-directors of Junction 15 Limited at the time of the acquisition. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (Date of Report: March 9, 2000) (Commission File Number: 1-14076), filed with the Commission on March 21, 2000.)
10.37 Registration Rights Agreement, dated as of March 9, 2000, among Vizacom Inc., and each of the former shareholders of Junction 15 Limited. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (Date of Report: March 9, 2000)
          (Commission  File  Number:   1-14076),  filed  with  the Commission
          on March 21, 2000.)
10.38 Agreement and Plan of Merger, dated as of February 28, 2000, among Vizacom Inc., PWR Acquisition Corp., PC Workstation Rentals, Inc., d/b/a PWR Systems and the stockholders of PC Workstation Rentals, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K

          (Date of Report: March 27, 2000) (Commission File Number: 1-14076), filed with the Commission on April 2, 2000.)
10.39 Amendment No. 1 to Merger Agreement, dated March 27, 2000, among Vizacom Inc., PWR Acquisition Corp., PC Workstation Rentals, Inc., d/b/a PWR Systems and the shareholders of PC Workstation Rentals, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (Date of Report: March 27, 2000) (Commission File Number: 1-14076), filed with the Commission on April 2, 2000.)
10.40 Letter Agreement, dated March 27, 2000 among Vizacom Inc., PWR Acquisition Corp., PC Workstation Rentals, Inc., d/b/a PWR Systems and the stockholders of PC Workstation Rentals, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Date of Report: March 27, 2000) (Commission File Number: 1-14076), filed with the Commission on April 2, 2000.)
10.41 Convertible Note, dated March 27, 2000, of Vizacom Inc. in the principal amount of $250,000 and payable to Vincent DiSpigno. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (Date of Report: March 27, 2000) (Commission File Number: 1-14076), filed with the Commission on April 2, 2000.)
10.42 Convertible Note, dated March 27, 2000, of Vizacom Inc. in the principal amount of $250,000 and payable to David Salav. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (Date of Report: March 27, 2000) (Commission File
          Number:  1-14076), filed with the Commission on April 2, 2000.)
10.43 Lock-Up Agreement, dated March 27, 2000, between Vizacom Inc. and Vincent DiSpigno. (Incorporated by reference to Exhibit
          10.5 to the Company's  Current  Report on Form 8-K (Date of Report:
          March 27, 2000) (Commission File Number: 1-14076), filed with the Commission on April 2, 2000.)
10.44 Lock-Up Agreement, dated March 27, 2000, between Vizacom Inc. and David Salav. (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K (Date of Report: March 27,
          2000) (Commission File Number: 1-14076), filed with the Commission on April 2, 2000.)
10.45 Registration Rights Agreement, dated March 27, 2000, among Vizacom Inc., Vincent DiSpigno and David Salav. (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K (Date of Report: March 27, 2000) (Commission File Number:
          1-14076), filed with the Commission on April 2, 2000.)
10.46 Employment Agreement, dated March 27, 2000, between Vizacom Inc. and Vincent DiSpigno. (Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K (Date of Report: March 27,
          2000) (Commission File Number: 1-14076), filed with the Commission on April 2, 2000.)
10.47 Employment Agreement, dated March 27, 2000, between Vizacom Inc. and David Salav. (Incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K (Date of Report: March 27,
          2000) (Commission File Number: 1-14076), filed with the Commission on April 2, 2000.)
10.48 Form of Promissory Note, dated March 27, 2000, of PC Workstation Rentals, Inc. in the aggregate principal amount of $888,638 and payable to Vincent DiSpigno and David Salav. (Incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K (Date of Report: March 27, 2000) (Commission File Number:
          1-14076), filed with the Commission on April 2, 2000.)
10.49 Consulting Agreement, dated as of January 28, 2000, between Vizacom Inc., Arel AMG, Inc., and Charles S. Lazar.
10.50 Warrant Certificate, with respect to 100,000 shares of our common stock, registered in the name of Arel AMG, Inc.*
10.51 Warrant Certificate, with respect to 40,000 shares of our common stock, registered in the name of Arel AMG, Inc.*
10.52 Warrant Certificate, with respect to 70,000 shares of our common stock, registered in the name of Arel AMG, Inc.*
10.53 Warrant Certificate, with respect to 90,000 shares of our common stock, registered in the name of Arel AMG, Inc.*
10.54 Warrant Certificate, with respect to 50,000 shares of our common stock, registered in the name of Arel AMG, Inc.*

10.55     Warrant Certificate,   with  respect  to  150,000  shares  of  our
          common  stock, registered in the name of Arel AMG, Inc.*
10.56 Warrant Certificate, with respect to 150,000 shares of our common stock, registered in the name of Arel AMG, Inc.*
10.57 Distribution and Marketing Agreement, dated July 27, 1999, between Nova Development Corporation and all Serif subsidiaries of
          Vizacom Inc.*
21        Subsidiaries of the Company.*
23.1      Consent of Richard A. Eisner & Company,  LLP.
23.2      Consent of Ernst & Young.
23.3      Consent of Silver & Levene.*
24        Powers of Attorney.*
27        Financial Data Schedule.*
----------------
* Previously filed

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

RENAISSANCE COMPUTER ART CENTER, INC., d/b/a RENAISSANCE MULTIMEDIA:
Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . F-27
Balance Sheet at December 31, 1999 . . . . . . . . . . . . . . . . . . . . F-28
Statement of Operations for the year ended December 31, 1999 . . . . . . . F-29
Statement of Cash Flows for the year ended December 31, 1999 . . . . . . . F-30
Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . F-31

JUNCTION 15 LIMITED:
Directors' Report. . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-36
Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-39
Profit and Loss Account for the year ended 31 December 1999. . . . . . . . F-40
Balance Sheet as at December 31, 1999. . . . . . . . . . . . . . . . . . . F-41
Cash Flow Statement for the year ended 31 December  1999 . . . . . . . . . F-42
Notes to the Cash Flow Statement . . . . . . . . . . . . . . . . . . . . . F-43
Notes to the Financial Statements. . . . . . . . . . . . . . . . . . . . . F-44

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

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Vizacom Inc.
Teaneck, New Jersey

We have audited the consolidated balance sheet of Vizacom Inc. and subsidiaries (the "Company") as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Serif (Europe) Limited, a wholly owned subsidiary, which statements reflect total assets and net sales constituting 34.5% and 61.9% of the related consolidated totals for 1999 and net sales constituting 50.9% for 1998. Those financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Serif (Europe) Limited, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the U.S. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Vizacom Inc. as of December 31, 1999, and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period ended December 31, 1999 in conformity with accounting principles generally accepted in the U.S.

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

The auditors of the Company's wholly owned UK-based subsidiary, Serif
(Europe) Limited, on January 26, 2001, reissued their report, on which in part we rely, with respect to such subsidiary's financial statements as of and for the year ended December 31, 1999. Such report, as reissued under UK standards, includes a newly-added explanatory paragraph which contains language concerning such subsidiary's uncertain going concern status. Both Serif (Europe) Limited and the Company have completed twelve months of operations since December 31, 1999. Under accounting principles generally accepted in the United States, the Company's original financial statements do not require revision in such circumstances.


                                        /s/ Richard A. Eisner & Company, LLP



New York, New York
March 27, 2000
(with respect to the reissuance of the report of independent auditors on the 1999 financial statements of Serif (Europe) Limited,
January 26, 2001)

ERNST & YOUNG

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Serif (Europe) Limited

We have audited the balance sheets of Serif (Europe) Limited as of December
31, 1999 and 1998, and the related profit and loss accounts and statements of total recognized gains and losses, cash flows and shareholders' equity for each of the two years in the period ended December 31, 1999 (not separately included herein. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Serif (Europe) Limited at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United Kingdom.

Accounting principles generally accepted in the United Kingdom vary in certain respects from accounting principles generally accepted in the United States. The application of the latter would not have materially affected the determination of the shareholders' equity as of December 31, 1999 and 1998 and the determination of net profit for each of the two years ended December 31, 1999.

Since the date of completion of our audit of the financial statements and initial issuance of our report thereon dated 27 March, 2000, as discussed in
Note 1, the Company's businesses have not returned to profitability and the Company is in need of financial support. Note 1 describes the directors' plans to address this issue. Since the majority of these plans have not yet been implemented there is substantial doubt about the Company's ability to continue as a going concern.

                                                /s/ Ernst & Young


27 March, 2000,
except as Note 1 Accounting Policies,
Fundamental accounting concept
as to which the date is
26 January, 2001

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

                                  VIZACOM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   BUSINESS COMBINATIONS AND ACQUISITIONS (CONTINUED)

     On February 15, 2000, the Company acquired Renaissance Multimedia
     ("RM"). The aggregate purchase price, including all direct costs, was approximately $2,752,000 and was principally financed through the issuance of 449,870 shares of the Company's common stock and a $250,000 cash payment. The Company entered into a three-year employment contract with the President of RM at an annual salary of $175,000, with certain predetermined performance bonus targets. Additionally, the Company granted options to purchase an aggregate of 600,000 shares of its common stock under its 1994 Long Term Incentive Plan to certain employees of RM. The acquisition was accounted for under the purchase method of accounting. Accordingly, the consolidated financial statements of the Company will include the results of this business subsequent to the acquisition date. The purchase price will be allocated to the assets acquired and liabilities assumed based on their fair values on the date of purchase. The estimated total cost in excess of net assets acquired of approximately $200,000 will be amortized principally over 7 years.

     On March 9, 2000, the Company acquired all of the outstanding shares of Junction 15 Limited, an English company ("J15"). The aggregate purchase price, including all direct costs, was approximately $2,655,000 and was principally financed through the issuance of 681,818 shares of the Company's common stock and a $250,000 cash payment. The Company entered into three-year employment agreements with two principals of J15 starting at approximately $150,000 and $80,000, respectively, with various provisions for pensions, commissions, and bonuses. Additionally, the Company granted options to purchase an aggregate of 250,000 shares of its common stock under its 1994 Long Term Incentive Plan to certain employees of J15. The purchase price will be allocated to the assets acquired and liabilities assumed based on their fair values on the date of purchase. The estimated total cost in excess of net assets acquired of approximately $(10,000) will be amortized principally over 7 years.

     On March 27, 2000 the Company acquired PWR Systems, a Long Island, New
     York based interactive internet integrator and value-added reseller of computer and digital information equipment, for $7,783,000 inclusive of all direct costs. The purchase price includes a $1,000,000 cash payment, a $500,000 one-year promissory note convertible into the Company's common stock at $3.00 per share, and payable in equal quarterly installments with interest of 6.3% per annum, and 1,500,000 shares of the Company's common stock, valued at $3 per share, to the two principals of PWR. The acquisition agreement also calls for additional contingent consideration of up to $350,000 per annum for the three-year period following the acquisition based upon increases in PWR's earnings before interest, taxes, depreciation, and amortization. The Company is further obligated to issue additional common stock if the market price of the Company's common stock falls below $1 per share for any consecutive thirty-day period following the closing. The Company entered into three-year employment agreements with PWR's two principals providing for annual salaries of $200,000 to each of them, and provisions for bonuses upon attaining certain specified performance thresholds. Additionally, the Company granted options to purchase an aggregate of 750,000 shares of its common stock under its 1994 Long Term Incentive Plan to certain employees and consultants of PWR. Furthermore, the Company agreed to prepay, upon receipt of gross proceeds of $15,000,000 from equity offerings, a 6.3% note payable to the PWR principals, equivalent to the estimated retained earnings of PWR at closing, of approximately $890,000, subject to adjustment to the actual retained earnings at the date of acquisition. Otherwise, the note will be paid in quarterly installments through March 2001. The purchase price will be allocated to the assets acquired and liabilities assumed based on their fair values on the date of purchase. The estimated total cost in excess of net assets acquired of approximately $(19,000) will be amortized principally over 7 years.

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

                                  VIZACOM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                  VIZACOM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                  VIZACOM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   STOCKHOLDERS' EQUITY (CONTINUED)

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

                                  VIZACOM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   STOCK OPTION PLANS

     The Company has four stock options plans: the 1994 Long-Term Incentive
     Plan (the "1994 Incentive Plan"), the Outside Directors and Advisors Stock Option Plan (the "Company Directors Plan"), and the Software Publishing Corporation 1989 Stock Option Plan and Software Publishing Corporation 1991 Stock Option Plan (collectively, the "SPC Stock Plans"). All pla++--ns are administered by the Board of Directors or a committee thereof.

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

                                  VIZACOM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                  VIZACOM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     EMPLOYMENT AGREEMENT

     On July 14, 1999, the Company entered into a three-year employment agreement with the Company's President and Chief Executive Officer, Mark E. Leininger. Under the terms of the agreement, Mr. Leininger will receive $162,500 base pay with minimum $10,000 annual increases during the term of the agreement. Such annual increases may be revised upward at the discretion of the Compensation Committee of the Board of Directors. Mr. Leininger will receive a $25,000 bonus upon the Company's attainment of its first profitable fiscal quarter. Mr. Leininger will also receive a quarterly bonus of 3% of the Company's income before extraordinary items. In the event of a change of control, the agreement provides that Mr. Leininger shall have the right to terminate the employment agreement within six months

                                  VIZACOM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

16.  Developments after March 27, 2000 (unaudited)

     Preliminary Consolidated Results for 2000
     -----------------------------------------

     The Company reported a net loss of $6,714,637 for the nine months ended September 30, 2000, and negative working capital of $2,851,568 at September 30, 2000. The Company has made a preliminary estimate that it incurred a further net loss of approximately $2.7 million during the fourth quarter of 2000, and that it had a working capital deficiency of approximately $3.8 million as of December 31, 2000. These estimates are tentative and are subject to adjustment. The Company's budget over the twelve months ending December 31, 2001 indicates that it will need to raise approximately $2 million to meet liquidity and capital expenditure requirements through one or more debt or equity offerings, through the disposition of assets or through a merger or acquisition.
     There can be no assurance that cash outflows will not accelerate or that based on currently anticipated levels of activity the Company will be successful in arranging or completing any such financing or other transactions, or that the terms of any such financing or other transactions will alleviate for a reasonable period of time the negative conditions and circumstances. If the Company is unable to raise the necessary capital, its status as a going concern might be adversely affected.

     Reissuance of report of independent auditors with respect to Serif (Europe) Limited
     ---------------------------------------------------------------------------

     On January 26, 2001, the auditors of the Company's wholly owned UK-based subsidiary, Serif (Europe) Limited, reissued their report with respect to such subsidiary's financial statements as of and for the year ended December 31, 1999. Such report, as reissued, includes a newly-added explanatory paragraph which contains language concerning such subsidiary's uncertain going concern status.

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
                                                                 ===========

SEE NOTES TO FINANCIAL STATEMENTS

RENAISSANCE COMPUTER ART CENTER, INC.

STATEMENT OF OPERATIONS AND RETAINED EARNINGS
YEAR ENDED DECEMBER 31, 1999

Net revenues. . . . . . . . . . . . . . . . . . . . . . . . .    $1,531,400
Cost of goods sold. . . . . . . . . . . . . . . . . . . . . .       546,490
                                                                 -----------

Gross profit. . . . . . . . . . . . . . . . . . . . . . . . .      984,910
Selling, general and administrative expenses. . . . . . . . .      925,276
                                                                 ----------

Income from operations. . . . . . . . . . . . . . . . . . . .       59,634

Other income (expenses):
  Other income. . . . . . . . . . . . . . . . . . . . . . . .         2,456
  Interest expense. . . . . . . . . . . . . . . . . . . . . .          (788)
                                                                 -----------

Income before provision for income taxes. . . . . . . . . . .        61,302
Provision for income taxes. . . . . . . . . . . . . . . . . .        23,000
                                                                 -----------

Net Income. . . . . . . . . . . . . . . . . . . . . . . . . .        38,302
Retained earnings, beginning of year  . . . . . . . . . . . .        36,744
                                                                 -----------

Retained earnings, ending of year . . . . . . . . . . . . . .    $   75,046
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
                                                          ========

RENAISSANCE COMPUTER ART CENTER, INC.

NOTES TO FINANCIAL STATMENTS
DECEMBER 31, 1999

NOTE C - PROPERTY AND EQUIPMENT (CONTINUED)

The Company has acquired computer equipment under lease arrangements that are classified as capital leases. These acquisitions are accordingly included in the property and equipment balances (see Note D[1] below).

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


NOTE J - SUBSEQUENT EVENT

On February 15, 2000, the Company was acquired by Vizacom Inc. The aggregate purchase was approximately $2,000,000, of which $1,750,000 was paid to the Companys' shareholders by issuance of 449,870 shares of Vizacom Inc. common stock, and the balance of $250,000 consisted of a cash payment. Additionally, Vizacom Inc. granted options to purchase an aggregate of 600,000 shares of its common stock under its 1994 Long-term Incentive Plan to certain employees of the Company.

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

Dated: January 30, 2001                       VIZACOM INC.


                            By:            /s/ Alan W. Schoenbart
                               -------------------------------------------------
                                             Alan W. Schoenbart
                               Vice President - Finance, Chief Financial Officer
                                  (Principal Accounting and Financial Officer)

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

Exhibit
Number    Description of Exhibit
-------   ----------------------

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

Exhibit
Number    Description of Exhibit
-------   ----------------------

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

Exhibit
Number    Description of Exhibit
-------   ----------------------

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

Exhibit
Number    Description of Exhibit
-------   ----------------------

10.42 Convertible Note, dated March 27, 2000, of Vizacom Inc. in the principal amount of $250,000 and payable to David Salav. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (Date of Report: March 27, 2000) (Commission File
          Number:  1-14076), filed with the Commission on April 2, 2000.)
10.43 Lock-Up Agreement, dated March 27, 2000, between Vizacom Inc. and Vincent DiSpigno. (Incorporated by reference to Exhibit
          10.5 to the Company's  Current  Report on Form 8-K (Date of Report:
          March 27, 2000) (Commission File Number: 1-14076), filed with the Commission on April 2, 2000.)
10.44 Lock-Up Agreement, dated March 27, 2000, between Vizacom Inc. and David Salav. (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K (Date of Report: March 27,
          2000) (Commission File Number: 1-14076), filed with the Commission on April 2, 2000.)
10.45 Registration Rights Agreement, dated March 27, 2000, among Vizacom Inc., Vincent DiSpigno and David Salav. (Incorporated by
          reference to Exhibit 10.7 to the Company's Current Report on Form 8-K (Date of Report: March 27, 2000) (Commission File Number:
          1-14076), filed with the Commission on April 2, 2000.)
10.46 Employment Agreement, dated March 27, 2000, between Vizacom Inc. and Vincent DiSpigno. (Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K (Date of Report: March 27,
          2000) (Commission File Number: 1-14076), filed with the Commission on April 2, 2000.)
10.47 Employment Agreement, dated March 27, 2000, between Vizacom Inc. and David Salav. (Incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K (Date of Report: March 27,
          2000) (Commission File Number: 1-14076), filed with the Commission on April 2, 2000.)
10.48 Form of Promissory Note, dated March 27, 2000, of PC Workstation Rentals, Inc. in the aggregate principal amount of $888,638 and payable to Vincent DiSpigno and David Salav. (Incorporated by reference to Exhibit 10.10 to the Company's Current Report on
          Form 8-K (Date of Report:  March 27, 2000)  (Commission File Number:
          1-14076), filed with the Commission on April 2, 2000.)
10.49 Consulting Agreement, dated as of January 28, 2000, between Vizacom Inc., Arel AMG, Inc., and Charles S. Lazar.*
10.50 Warrant Certificate, with respect to 100,000 shares of our common stock, registered in the name of Arel AMG, Inc.*
10.51 Warrant Certificate, with respect to 40,000 shares of our common stock, registered in the name of Arel AMG, Inc.*
10.52 Warrant Certificate, with respect to 70,000 shares of our common stock, registered in the name of Arel AMG, Inc.*
10.53 Warrant Certificate, with respect to 90,000 shares of our common stock, registered in the name of Arel AMG, Inc.*
10.54     Warrant  Certificate,  with  respect to 50,000  shares of our common  stock,  registered  in the name of Arel AMG, Inc.*
10.55     Warrant Certificate,   with  respect  to  150,000  shares  of  our
          common  stock, registered in the name of Arel AMG, Inc.*
10.56 Warrant Certificate, with respect to 150,000 shares of our common stock, registered in the name of Arel AMG, Inc.*

Exhibit
Number    Description of Exhibit
-------   ----------------------

10.57 Distribution and Marketing Agreement, dated July 27, 1999, between Nova Development Corporation and all Serif subsidiaries of
          Vizacom Inc.*
21        Subsidiaries of the Company.*
23.1      Consent of Richard A. Eisner & Company,  LLP.
23.2      Consent of Ernst & Young.
23.3      Consent of Silver & Levene.*
24        Powers of Attorney.*
27        Financial Data Schedule.*
----------------------
* Previously filed
                                      -14-