Form 10KSB
period 2000-12-31
VIZACOM INC
filed 2001-04-02
CIK 926331

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended: DECEMBER 31, 2000
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________ to __________

                         Commission file number: 1-14076

                                  VIZACOM INC.
                 (Name of small business issuer in its charter)
                  DELAWARE                              22-3270045
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                  Identification No.)

      3512 VETERANS MEMORIAL HIGHWAY                        11716
           BOHEMIA, NEW YORK                              (Zip Code)
   (Address of principal executive offices)

                     300 FRANK W. BURR BOULEVARD, 7TH FLOOR
                                TEANECK, NJ 07666
                 (Address of former principal executive offices)

Issuer's telephone number:  (631) 981-5500

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's net revenues for its most recent fiscal year:    $13,457,629

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $3,106,982, at March 15, 2001, based on the closing sale price of the Common Stock on such date of $.1875 per share, as reported by The Nasdaq Stock Market, Inc.

     As of March 15, 2001, there were a total of 18,750,818 shares of the Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held in 2001 are incorporated by reference into Part III of this Form 10-KSB.

                   INDEX TO THE DECEMBER 31, 2000 FORM 10-KSB

                                                                         PAGE
                                                                         ----
                                     PART I

Item 1.   Description of Business. . . . . . . . . . . . . . . . . . .     3

Item 2.   Description of Property. . . . . . . . . . . . . . . . . . .    20

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .    21

Item 4.   Submission of Matters to a Vote of Security Holders. . . . .    21

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters . .    22

Item 6.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations  . . . . . . . . . . . . . . .    26

Item 7.   Financial Statements . . . . . . . . . . . . . . . . . . . .    32

Item 8.   Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure . . . . . . . . . . . . . . . .    32

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act . . . .   33

Item 10.  Executive Compensation  . . . . . . . . . . . . . . . . . . .   33

Item 11.  Security Ownership of Certain Beneficial Owners and
              Management. . . . . . . . . . . . . . . . . . . . . . . .   33

Item 12.  Certain Relationships and Related Transactions  . . . . . . .   33

Item 13.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . .   33

     Throughout this Annual Report on Form 10-KSB, the terms "we," "us," "our" and "our company" refer to Vizacom Inc. and, unless the context indicates otherwise, our subsidiaries, Software Publishing Corporation, Renaissance Multimedia, Inc. and PWR Systems, Inc., and other subsidiaries on a consolidated basis.

INTRODUCTORY COMMENT - FORWARD-LOOKING STATEMENTS.

     Statements contained in this Annual Report on Form 10-KSB include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. Such forward-looking statements generally are based upon our best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward- looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms.

     Potential risks and uncertainties include, among other things, such factors as:

     - the market acceptance and amount of sales of our products and services;
     - the success of our professional internet and technology solutions offerings, such as business strategy formation, web site interface design, and systems integration;
     - our success in integrating the operations of acquired companies, including Renaissance Multimedia (also known as Vizy Interactive New York) and PWR Systems (also known as Vizy Interactive-PWR Systems) into a coordinated and complementary operation;
     - our ability to develop long-lasting relationships with our clients and attract new clients;
     - our ability to develop long-lasting relationships with our industry partners and vendors and attract new industry partners and vendors;
     - the competitive environment within the industries in which we operate;
     -     our ability to raise additional capital;
     - the extent to which we are successful in developing, acquiring or licensing technologies which are accepted by the market;
     -     our ability to attract and retain qualified personnel;
     -     business and consumer trends, and economic conditions; and
     - the other factors and information disclosed and discussed under "Risk Factors" below and in other sections of this Annual Report on Form 10-KSB.

     You should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

     Vizacom  provides   professional   internet  and  technology  solutions  to
companies seeking to benefit from the use of internet and other technologies and information-based technologies. We help businesses use the internet to build their competitive advantage, improve efficiencies, and market and brand their business, products and services. Our solutions are comprehensive, and include business strategy formation, web interface design and systems planning, development and integration. As of December 31, 2000, we continued to operate our historical software operations, which we divested in the first quarter.

     We gained our competencies in providing professional internet and technology solutions through our acquisitions in 2000 of Renaissance Multimedia, Inc. and PWR Systems, Inc. We combined these two companies under Vizy Interactive Inc., which is a subsidiary company we formed in 2000 to market and provide our professional internet and technology solutions. Specifically, we refer to Renaissance Multimedia as Vizy Interactive New York, and to PWR Systems as Vizy Interactive-PWR Systems.

     Our professional internet and technology solutions include:

     -     Business strategy formation
     -     E-commerce applications
     -     Web content management
     -     Web interface design and branding
     -     Systems planning and development
     -     Systems integration
     -     Value-added reselling
     -     Data center services.

     We deploy our solutions through a process we developed. This process is designed to provide flexibility, so that we can address each client's particular requirements, as well as efficiency, so that we may make the best use of our resources to complete a client project in a timely manner. The process consists of the following components: discover, strategize, design, build, launch and grow.

     Our clients primarily consist of divisions and local offices of large, multi-national corporations, as well as small- and mid-sized companies, and early stage internet ventures. We strive to, and believe we generally are successful at, forming long-term relationships with our clients. Our clients include many well-recognized domestic and international companies, such as MTV Networks, Computer Associates, Bozell New York, Martha Stewart Living, Petrossian Paris, SoBe Beverage, and Sony Music.

     We believe that our strategic alliances with other computer product and professional service providers plays a fundamental role in the success of our business. Some of the important benefits we derive from our strategic alliances include enhanced capability to deploy solutions, expanded range of solutions, greater name recognition in the marketplace, and enhanced client lead and revenue generation. Our current strategic allies include Microsoft Corporation, Intel, 3Com, Apple Computer, Cable & Wireless, and IBM.

     We believe that our professional internet and technology solutions business has several competitive advantages. We believe that as internet technologies become more complex and interdependent, companies increasingly will demand the broad spectrum of related solutions we currently offer. Our responsiveness to client needs and focus on delivering customized solutions enables us to cultivate long lasting relationships with our clients and industry partners. Additionally, we believe our list of clients and strategic alliances gives us significant credibility that helps us to solicit new client projects.

     Vizacom was formed as a CD-ROM publisher in 1992. We completed our initial public offering in 1995. In 1996, we acquired the Serif and SPC companies to become a provider and marketer of visual communications computer software products. In 1999, we began to transition our business to become a provider of professional internet and technology solutions. This transition involved the acquisition of Renaissance Multimedia and PWR Systems in the U.S., as well as two firms, Junction15 and interMETHODS, which operated in the U.K.

     As of December 31, 2000, we continued to develop and market visual communications products, to operate international direct marketing and contact centers, and to own VisualCities.com, a content and e-commerce web site for visual communications computer products users. As of December 31, 2000, we also operated an internet solutions business in London, England, called Vizy Interactive London, which was comprised of Junction 15 Limited and interMETHODS Limited. We have placed these two companies into voluntary creditors liquidation in the United Kingdom. In early 2001, pursuant to a restructuring initiative, we divested our visual communications, contact center and international operations.

INDUSTRY BACKGROUND

     The internet continues to evolve as a key component of today's businesses. Easy-to-use internet browsers, faster networks, e-commerce applications and an increasingly sophisticated and growing user base have transformed the internet in recent years from a medium for disseminating information to a business tool capable of facilitating complex transactions between a company and its customers. The result of these developments is that internet commerce is growing significantly.

     Additionally, companies increasingly are seeking to integrate their web initiatives with existing, physical business operations. In doing so, companies expect to maximize efficiencies, deepen relationships with their customers, suppliers, vendors and partners, and better promote their brand, products and services.

     We expect that the continuing evolution of the internet from an information-based medium to a commerce- based transaction platform integrated with physical systems will increase the reliance today's businesses have for providers of comprehensive professional internet and technology solutions. IDC projects that the growing complexity of projects will spur an increase in the worldwide market for internet services to $99.1 billion in 2004 from $16.2 billion in 1999. We believe there are several, specific reasons for the growing reliance companies have on outside experts:

     - One, the sophistication of internet-related technologies and speed of innovation is expected to continue to force companies to turn to specialists who possess the dedicated technology and strategic consulting expertise required to develop an effective web operation within an efficient period of time;
     - Two, as internet technologies become more interrelated and integrated with physical business systems, companies can be expected to more frequently engage providers who can offer a broad range of combined expertise and solutions;
     - Three, the trend of companies to integrate their web initiatives with physical business systems is expected to spur growth in the market for strategic consulting services. Currently, companies must often engage several firms to implement different components of their web initiative and integrate it with existing systems. Providers of comprehensive solutions can often formulate a strategic vision that will guide the most effective deployment of interrelated solutions; and
     - Four, as projects increase in complexity and scale, companies will seek to form lasting relationships with single providers that can offer them a suite of related, ongoing consulting, implementation and maintenance solutions.

     Because of the foregoing factors, we believe companies are expected to seek to engage, in ever greater numbers, the services of those internet solutions providers that offer a breadth of strategy, creative and technological capabilities

OUR SOLUTIONS

     We provide a broad range of comprehensive professional internet and technology solutions that help our clients compete in today's digital economy. We define a solution as an aggregate of specific, interrelated disciplines.

     Our professional internet and technology solutions include:

     - Business strategy formation, in which we conceptualize, develop and guide the strategy and implementation of a client's internet, intranet or extranet business model and objectives;
     - E-commerce applications, in which we develop or customize applications that facilitate commerce over the internet, and integrate those applications with a client's web and physical technology systems;
     - Web content management, in which we help our clients to procure, implement and deploy the most effective applications for managing their web site's informational content, or develop or customize such applications;

      - Web interface design and branding, in which we produce the graphic interface design of a web site and promote a client's brand and market presence online;
      - Systems planning and development, in which we design and develop the technology components of a client's network connectivity, back-end systems, or internet, intranet and extranet initiatives;
      - Systems integration, in which we integrate the components of a client's technology infrastructure. These solutions may include integrating a new information technology system with the components of a prior, legacy network. We also can integrate a client's network with its internet, intranet and extranet initiatives and other systems;
     - Value-added reselling, in which we help a client to locate, purchase, test, install and learn to employ a diverse range of computer products that will help the client meet its business and technology objectives; and
     - Data center services, in which we may host a client's web site on our server or remotely manage a client's network. We also act as an application service provider of streaming media solutions, including internet-based audio and video.

     We primarily deploy our business strategy formation, e-commerce applications, web content management, and web interface design and branding solutions through our Vizy Interactive New York subsidiary. Collectively, we refer to these solutions as "web site development" solutions. We primarily deploy our systems planning and development, systems integration, value-added reselling, and data center services through our Vizy Interactive-PWR Systems subsidiary. Collectively, we refer to these solutions as "technology integration" solutions.

     We deploy our web site development and technology integration solutions through a process we developed. This process is designed to provide flexibility, so that we can address each client's particular requirements, as well as efficiency, so that we may make the best use of our resources to complete a client project in a timely manner. The process involves the following components: discover, strategize, design, build, launch and grow. We describe the steps by which we deploy this process for our web site development and technology integration solutions in the sections "Web Site Development" and "Technology Integration" below.

     We intend to further integrate our web site development and technology integration solutions to create combined, end-to-end solutions that meet the demands of the most challenging client projects. In doing so, we expect to further differentiate ourselves from those competitors who do not provide a range of solutions as extensive as our current service offerings.

Web Site Development
--------------------

     Our web site development solutions are intended to help our clients develop competitive advantage through the strategic deployment of internet-related technologies. In delivering our solutions, we build the client's brand online, facilitate e-commerce between the client and its customers, and provide an online vehicle for communicating, interacting and transacting with customers, employees, partners, suppliers and vendors.

     We use a team-based approach in creating our web site development solutions. A typical project involves an account manager, a producer, one or more designers, and three or more programmers. Our approach emphasizes close collaboration between our client and staff at all stages of the development of the client's web initiative. This process helps to assure that our solutions meet the client's expectations.

     We deploy our solutions through a process that involves the following components: discover, strategize, design, build, launch and grow:

     Discover - IDENTIFYING AND CLARIFYING THE CLIENT'S NEEDS. We strive to understand the client's business, clarify its immediate and long term goals, and assess its current technological and operational capabilities. We also assess the client's competitive position through a formal review and analysis of its competitors' web presence and online branding initiatives.

     Strategize - DEFINING THE VISION. Once we have identified the client's needs, current capabilities, and competitive position in its marketplace, we formulate a strategic plan. This strategic plan defines the business objectives for the client's web initiative, and outlines the steps and services involved in meeting those objectives. We also define the initiative's functional, technical and creative requirements, and establish the project's scope and budget. Additionally, we create a set of milestones, and assess how we will measure the success of the project.

     Design - CREATING THE USER EXPERIENCE. Once a strategy is in place, we develop the architecture for the client's web initiative. This architecture outlines the various content and technical components of the site and how the components will interact. So as to promote maximum efficiency, we typically construct a web site with a template architecture, and customize it to each client's particular requirements.

     Build - MAKING THE VISION A REALITY. Once the structural foundation is established, we focus on developing the interaction and interface design aspects of the project. Our designers use standard development tools such as Photoshop, Dreamweaver, Flash, Fireworks, Shockwave and other digital construction to create the graphic and multimedia components of the site's interface. We have a dedicated staff of programmers who may create or customize a variety of e-commerce, database, content management, administration, and additional software applications to add interactive and e-commerce capabilities to the client's web site. Our programmers employ the latest development tools and platforms, such as Perl, XML, ColdFusion, Java, Linux, and PHP, as well as development solutions provided by Oracle, Microsoft, InterShop and IBM.

     Many of the web initiatives we create for our clients involve the development of comprehensive e- commerce capabilities. For these clients, we customize a highly sophisticated e-commerce application module, which we developed, to meet their exact requirements. Compatible with several operating systems, this application module facilitates online cross- and up-sell, inventory management, administration and fulfillment capabilities, all of which we can integrate with the client's back-end systems. This application also is extensible, meaning it can accommodate the addition of new features without significant development, and scalable, meaning it can be tailored to changes in the scale of the client's systems.

     In addition to our design and programming services, we also can deploy, if required, several ancillary services, such as copywriting and multimedia presentation. Additionally, we consult with the client's designated internet service provider, or ISP, to manage traffic growth and service build out as the site expands with functionality and commerce applications. We develop system server requirements and can recommend our systems integration services to the client.

     Launch - PROVING THE SOLUTION. The final web site is built and launched. If necessary, we integrate the solution with the client's existing information technology infrastructure. As part of the final delivery process, we perform quality assurance tests and ensure that the client understands how to use and maintain the web site through client training and maintenance documentation.

     Grow - ENHANCEMENT AND MAINTENANCE. After implementing the solution, we monitor it for a specified period of time and analyze how the solution performs. We typically are requested by our clients to provide updates, regular maintenance and other support and consulting services. In addition, we encourage clients to continue to work with us to address their needs for the next generation of the solution as new technologies are developed and end-users' requirements evolve.

     Additionally, we offer a wide range of marketing services to promote the client's web presence and online brand, including focus groups; web site usage tracking; web banners and interactive product advertising; search engine referencing; and interactive sales tools. We may deploy these services during one or more of the development stages described above.

Technology Integration
----------------------

     Our technology integration solutions are intended to develop for a client a technological infrastructure that maximizes efficiencies and facilitates the attainment of key business objectives through the strategic use of internet, information and computer technologies. Our technology integration solutions consist of systems planning and development; systems integration; value-added reselling; and data center services.

     We use a team-based approach in deploying our technology integration solutions. A typical project involves an account manager, service manager, and two or more technical engineers. Our approach emphasizes close collaboration between our client and staff at all stages of the development of the project's initiative. This process helps to assure that our solutions meet the client's expectations.

     We deploy our solutions using the same fundamental process we use to develop a client's web site, tailored to the particular requirements of a technology integration solution. This process consists of the following components: discover, strategize, design, build and grow:

     Discover - IDENTIFYING AND CLARIFYING THE CLIENT'S NEEDS. We consult with the client to understand the client's immediate and long-term business objectives and its current technical capabilities. We perform an on-site survey to understand the environment in which we will build the client's integration solution. Based on our experience and research, we may also assess the client's technical capabilities relative to those to of its nearest competitors.

     Strategize - DEFINING THE VISION. In this stage, we prepare a proposal describing the client's current technological environment, and the deficiencies that we believe currently exist in its technical capabilities. We recommend the goods and services that we believe are required to optimize these capabilities. These often include the purchase of new software, hardware and network equipment, which we are authorized to resell to our clients. Lastly, we propose a customized solution, and define the project's scope and budget.

     Design - DEVELOPING THE PLAN. Once a strategy is in place, we develop a network topology schematic, which graphically depicts the various components of the optimized technological infrastructure we intend to develop for the client. We may also prepare a work-flow analysis, which outlines the process by which the various components of the client's new infrastructure will interact.

     Build - MAKING THE VISION A REALITY. Using the network topology schematic and work-flow analysis, we focus on developing the client's particular solution. Depending on the requirement, a typical job may include one or more of the following solutions, which we deploy on-site:
          -     development of a local or wide area network;
          - development of specific components of a network, such as enterprise and work group client/server design and optimization;
          - integration of a network with a back-end system, such as a product fulfillment center;
          -     integration of a network or system with a client's internet,
          -     intranet or extranet; and
          - extension of a client's enterprise resource management system to incorporate interaction with trading partners, suppliers and vendors online.

     We often purchase and install a wide range of computer hardware, software and network equipment in connection with the solutions we provide. As an authorized dealer of many of the highest quality computer equipment manufacturers, we have the experience and training to sell and service the hardware equipment and any enhancements and upgrades our customers may require.

     Additionally, we provide several data center service solutions through our data center in Great River, New York. These solutions include web hosting; co-location management; data warehousing and security; contingency planning and recovery; and application service provider solutions. As a web host, we provide and maintain dedicated web servers and provide content and infrastructure. By providing co-location services, we permit the client to use our own computer network for the gathering, storage and retrieval of the client's data. We also provide contingency planning and recovery services, where we provide redundant support for the client's network. As an application service provider, we specialize in streaming media solutions, which involve the presentation of video, audio, animation, graphics and content over a network or the internet. We also can warehouse a client's mission-critical data, and have strategic alliances with third parties to supplement our own internal resources in the areas of data security application programming.

     Grow - EXPANDING THE SOLUTION. Because the solutions we deliver are highly complex and can involve several technologies, our clients often hire us for ongoing maintenance, enhancement and support. Additionally, our broad range of solutions and commitment to client excellence often enables us to successfully promote new services to a client once the original project is complete.

     We are authorized dealers and/or resellers for a number of manufacturers of high quality computer and network equipment, including Apple Computer, Cisco Systems, Compaq Computer, IBM, Silicon Graphics, NEC, Hewlett Packard, and 3Com.

     Our broad range of expertise in dealing with many computer equipment products allows us to deliver unique services that differentiate us from our competitors. Our technical staff is highly experienced in Novell, Windows NT, Apple OS X, Linux and UNIX operating systems, as well as virtually all major hardware and software manufacturers. This expertise allows us to provide our clients with a customized, long-term technology plan and reduces the expense and frustration our clients would otherwise incur dealing with multiple vendors. We believe our expertise in multiple product solutions also enables us to create unique solutions that differentiate us from competitors. For example, our expertise in both PC and Apple products makes our solutions particularly attractive to publishers, advertisers, entertainment and new media companies that use PC systems for corporate administration and MAC systems for creative media projects.

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

     Our sourcing network is intended to provide our clients with constrained and allocated product delivery and avoid customer complaints of erratic delivery. We are not dependent on a single purchasing or product source. However, while we believe our sourcing network permits us to fill client orders on a timely basis, the loss of any license or reseller agreement with a significant manufacturer or the termination of a relationship with a significant source of computer equipment could interrupt our business and have a material adverse impact on us.

     Our hardware sales include the warranty provided by the manufacturers of the products sold, and we often can provide options on extended warranties and service contracts available from manufacturers. We typically sell our products on a net 30 day basis. We maintain a limited inventory of hardware and software products and typically purchase products from our third-party vendors only after receipt of a client order.

BUSINESS STRATEGY

     Our objective is to develop a leadership position in the professional internet and technology solutions industry in the U.S. We also seek to establish cash flow positive operations and earnings to enhance our investment value for stockholders. Key components of our growth plan include:

     Deliver   Integrated   Solutions.   We   believe   that    companies    are
     increasingly searching for a professional services firm that can deliver a full range of solutions that combine strategy, creative content and technology. We also believe that companies are increasingly requiring a professional services firm that can integrate an internet strategy with existing business operations. We believe our advantage lies in our ability to develop a particular internet and technology business strategy for each client, and integrate that strategy with the client's existing business processes and objectives. We intend to continue to develop this advantage by further integrating our current services so that we may satisfy the demands of clients requiring a comprehensive solution to their web and technology initiatives.
     Develop the Market for our Technology Services. We intend to continue to develop sales opportunities for our systems design, development and integration solutions and our data center services. We believe sales of these offerings typically experience greater margins than our value added reselling. We believe we possess marketable expertise and competency in systems planning, development and integration, as well as data center services, and may be able to build our position in the markets for these solutions.

     Develop New Solutions. Through our years of operation, we have gained significant expertise in specific industries and types of business solutions. We believe this expertise, as well as our willingness to actively collaborate with clients to meet their business and technology objectives, makes us adept at developing new services that complement our existing range of solutions. By creating new solutions, we believe we will be able to access previously untapped sales opportunities from our relationships with existing clients. We also expect the creation of new solutions will allow us to enter new markets and solicit additional, new clients.

     Build Industry Partnerships and Strategic Alliances. We believe that much of our success is due to the relationships we have formed with several well-known computer software and hardware manufacturers. These relationships allow us to provide a broad range of combined product-service solutions to our clients and other end users. Currently, our industry partners and strategic allies include Microsoft Corporation, Intel, 3Com, Cable & Wireless, and Apple Computer. We intend to strive to maintain long-term relationships with these industry partners as well as develop new relationships with other top companies whose products and services will enhance or expand our offerings.

     Invest in Intellectual Capital. We believe we have developed several highly sophisticated e-commerce, content management and other internet-related application modules, and possession of these applications enhances our competitive advantage. We intend to continue investing significantly in identifying, reviewing and integrating the latest internet technologies and accumulating and deploying the best demonstrated practices for developing and implementing internet solutions. We intend to further develop our library of partially pre-built internet solutions that combine our methodologies, services and reusable software and content objects with third party software.

     Build Our Market Position. We intend to continue leveraging our market presence, operational scale and professional marketing tools, which provide each of our offices with resources and credibility to convince client decision makers that we can provide successful professional internet and technology solutions to meet the most demanding business needs. We also intend to continue to pursue a wide range of marketing and sales initiatives, including participation in trade shows and other industry events and editorial coverage in top industry and trade media. We also intend to further integrate the sales and marketing initiatives of our Vizy Interactive Inc. companies to strengthen our overall brand and better communicate the value of our combined services.

     Promote Service Excellence. We strive to meet or exceed the highest standards within each of our service disciplines. We strive to collaborate with our clients to develop an in-depth understanding of their particular business and objectives. We are committed to responding to our clients' concerns and objectives. In order to maintain high levels of creativity and quality, we place great importance on recruiting and retaining qualified employees.

     Pursue Strategic Acquisitions. We may pursue strategic acquisitions of companies that provide additional service disciplines, management and staff talent, client and partner relationships and geographic coverage.

     We intend to only pursue acquisitions of companies whose operations would facilitate our establishment of positive cash flows.

     In implementing our business strategy we face numerous risks, including:

     Our failure to successfully compete for internet and technology professionals may affect our business operations. We are dependent on key personnel, and the loss of any of their services could have a material adverse effect on us. Competition for qualified sales, technical and other personnel, including expert Windows-environment programmers, is intense, and we may not be able to attract or retain highly qualified employees in the future. Our future success depends in significant part upon the continued service of our current key technical, sales and senior management personnel. The loss of the services of one or more of these key employees could have a material adverse effect on our business, operating results and financial condition. Further, additions of new and departures of existing personnel, particularly in key positions, can be disruptive, which also could have a material adverse effect upon us.

     Our success is dependent on the continued growth of the internet and internet services market. The markets for the sale of goods over the internet continue to develop. Our future revenues and growth will be substantially dependent upon the widespread acceptance of the internet as a medium for commerce by consumers, and the decision of companies and organizations to develop web initiatives to tap e-commerce markets. Rapid growth in the use of and interest in the internet and e-commerce is a recent phenomenon and there can be no assurance that this growth will continue. Concerns about fraud, privacy and other problems may mean that a sufficiently broad base of consumers will not adopt the internet as a medium for commerce. These concerns may increase as additional publicity over privacy issues over the internet increases. Additionally, investment in the types of new start-up internet companies that may require professional internet and technology solutions may decline.

     Our business is dependent on the development and maintenance of the internet and service center infrastructures. This includes maintenance of a reliable network, with the necessary speed, data capacity and security, as well as timely development of complementary products such as high-speed communications for providing reliable internet access and services. The internet has experienced, and is likely to continue to experience, significant growth in the numbers of users and amount of traffic. If the internet continues to experience increased numbers of users, increased frequency of use or increased bandwidth requirements, the internet infrastructure may be unable to support the demands placed on it. In addition, the performance of the internet may be harmed by increased users' or bandwidth requirements. The internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of internet usage, as well as the level of traffic and the processing of transactions. In addition, the internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of activity or due to increased governmental regulation. The infrastructure and complementary products or services necessary to make the internet a viable commercial marketplace for the long term may not be developed successfully or in a timely manner.

     We may enter into fixed-price contracts which involve financial risks. Many of our services contracts are on a fixed-price basis, rather than on a time and materials basis. Further, as the average size of our services contracts increases, our exposure to the financial risks of fixed price contracts could increase. We may assume greater financial risk on fixed-price contracts than on time and materials engagements. We have limited experience in estimating costs for our engagements, particularly for larger projects. We may have to commit unanticipated resources to complete some of our projects, resulting in lower gross margins on such contracts. If we fail to estimate accurately the resources and time required for an engagement, to manage client expectations effectively or to complete fixed-price engagements within budget, on time and to our clients' satisfaction, we could be exposed to cost overruns, potentially leading to losses on these projects.

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

     We generally do not enter into long-term contracts with our clients, although we generally do enter into per-project contracts with clients that wish to retain our services to develop for them a web operation or technology solution. We anticipate that these clients generally will continue to retain us on a project by project basis, rather than under long-term contracts that include fees for maintenance and ongoing support. As a result, a client may or may not engage us for further services once a project is completed. We expect that establishment and development of relationships with additional companies and other corporate users of information technology will be an important component of our business operations. The absence of long-term contracts and the need for new clients create an uncertain revenue stream. A client which accounts for a significant portion of our revenues in a given period may not generate a similar amount of revenues, if any, in subsequent periods. There is no assurance that we will be able to add new clients or to secure new engagements with existing clients. In addition, some of our existing clients may unilaterally reduce the scope of, or terminate, existing projects.

     We may be subject to legal liability to our clients. Many of our engagements involve the development and implementation of solutions that are important to our clients' businesses. Our failure or inability to meet a client's expectations in the performance of services could injure our business reputation or result in a claim for substantial damages against us regardless of our responsibility for such failure. In addition, the services we provide may include confidential or proprietary client information. Although we have implemented policies to prevent such client information from being disclosed to unauthorized parties or used inappropriately, any such unauthorized disclosure or use could result in a claim against us for substantial damages. Our contractual provisions attempting to limit such damages may not be enforceable in all instances or may otherwise fail to protect us from liability for damages.

     The nature and extent of our operations could have an adverse effect on our business, financial condition and results of operations. We believe that achieving profitability will require, among other matters, additional expansion of our business into markets found in different geographic areas of the U.S. We may seek to acquire companies whose operations would allow us to tap markets in major metropolitan areas around the U.S. However, there can be no assurance that we will acquire any company or expand our business operations nationally or otherwise.

     We have and may continue to have fluctuations in our quarterly operating results. Our quarterly operating results have and, in the future, may fluctuate significantly, depending on a variety of factors, many of which are outside of our control. Factors that may affect our quarterly results include:
     -     the demand for our products and services;
     - the size, timing and timely fulfillment of orders for our products and services;
     -     the level of product, price and service competition;
     - changes in our sales incentive strategy, as well as sales personnel changes;
     -     federal, state or local government regulation;
     - our ability to upgrade and develop our systems and infrastructure to accommodate growth;
     -     the success of our brand building and marketing campaigns;
     - and general economic conditions and economic conditions specific to the internet service and e-commerce industries.

     Our operating expenses and capital expenditures are expected to be based in large part on our expectations of future revenues and the expected costs associated with maintaining and growing our operations. Therefore, if revenue levels are below expectations, operating results are likely to be adversely affected. Net income may be disproportionately affected by an unanticipated decline in revenue for a particular quarter because a relatively small amount of our expenses will vary with our revenue in the short term. As a result, we believe that period-to-period comparisons of our results of operations are not and will not necessarily be meaningful and should not be relied upon as any indication of future performance. Due to all of the foregoing factors, it is likely that in some future quarter our operating results will be below expectations.

     Our growth may depend on our ability to continue to develop our brands. We believe that strengthening our brands may be critical to achieving widespread acceptance of our services. Promoting and positioning our brands will depend largely on the success of our marketing efforts and our ability to provide high quality services. In order to promote our brands, we may need to increase our marketing budget and otherwise increase our financial commitment to creating and maintaining brand loyalty among users. Brand promotion activities may not yield increased revenues and, even if they do, any increased revenues may not offset the expenses we incur in building our brands. If we do attract new clients, they may not utilize our services on a regular basis. If we fail to promote and maintain our brands or incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, our business may be harmed.

SALES AND MARKETING

     Our sales and marketing initiatives strive to communicate our competitive differentiators to existing and potential clients. We believe our competitive differentiators include our broad range of comprehensive solutions, industry and technical expertise, respected clients and industry partners, and the ability and willingness to actively collaborate with our clients to meet their business goals and ensure service excellence.

     We market our solutions to companies in a broad range of industries, including entertainment, advertising, publishing, new media, financial, health care, retail, and real estate. We believe we have a recognized and respected presence in the professional internet and technology solutions industry. We also believe we are particularly well- known in our industry in the greater New York City and Boston areas, where we primarily operate and concentrate our sales and marketing efforts. We believe our established presence in our industry contributes to our ability to solicit new clients and maintain relationships with existing clients. We primarily market and promote our solutions through sponsorships and participation in industry trade shows, exhibitions and other special events, referrals from clients, industry partners and vendors, promoting new services to existing clients, advertising in trade and business media, and promoting editorial coverage of our accomplishments in trade and business media.

     We believe many of the solutions we currently provide through our Vizy Interactive New York and Vizy Interactive-PWR Systems companies are related and complementary. A client whose web site we develop through Vizy Interactive New York, for example, may also benefit from the web site hosting, network integration and other solutions we provide through Vizy Interactive-PWR Systems. We intend to continue to cross-train and further integrate the marketing and sales staffs and marketing initiatives of our Vizy Interactive companies. In doing so, we expect to create a combined list of clients to which we may offer a broader range of competitive solutions than what they may currently access from our competitors.

     We also promote our solutions through our web site at vizyinteractive.com and through referrals from online B2B exchanges. Additionally, we operate a web site, at store.PWRSystems.com, for the online promotion and sale of computer and digital communication equipment that we are authorized to sell. This web site is targeted to our regular value added reselling clients and the B2B market.

CLIENT CONCENTRATION AND CREDIT RISK

     No client represented more than 10% of our total net sales for 2000 or 1999. For the year ended December 31, 1999, one client accounted for 19% of our consolidated net accounts receivable. We are not aware of any significant concentration of business transacted with a particular client that could, if suddenly eliminated, have a material adverse impact on our operations. We are dependent on the availability of two short term loans from financial institutions to finance our operations. Neither lender has any long term commitment to lend. The unavailability of either or both of these borrowings would have a material adverse effect on our business. Except for such dependency on these two short term loans, we do not have a concentration of available sources of labor, services, licenses or other rights that could, if suddenly eliminated, have a material adverse impact on our operations.

COMPETITION

     The professional internet and technology solutions market is both highly competitive and growing. The market is also fragmented, with different service providers focusing on different types of solutions. For example, a web development firm may design the graphic web interface for a client. A technology integrator may integrate a company's web initiative with an existing network. A consultant may oversee the process of developing an online business strategy for a client, and even recommend an appropriate web development firm or integrator to fulfill specific functions.

     We believe our competitors include:
     -     Web development firms, such as Scient, Viant, Agency.com,
           Icon Medialab, iXL, Modem Media, Poppe Tyson, Organic Online, Pixelpark, Proxicom, Razorfish, Rare Medium, Xceed Inc.,
           USWeb/CKS, Lante and 5B Technologies;
     - Technology consulting firms, such as Diamond Technology Partners and Metzler Group;
     - Technology integrators, such as Accenture, Cambridge Technology Partners, Cap Gemini, EDS, IBM, Sapient, 5B Technologies Corporation, and WM-Data;
     - Strategic consulting firms, such as Bain & Company, Booz-Allen & Hamilton, Boston Consulting Group and McKinsey & Company; and
     - In-house information technology, marketing and design service departments of our potential clients.

     We believe that our ability to provide a broad range of creative, technology, and consulting services is an important advantage that differentiates us from many of our competitors. However, several of our competitors have announced their intention to develop additional solutions. Furthermore, many of our competitors may have greater resources than we currently possess. Greater resources may enable a competitor to respond more quickly than we can to new or emerging technologies and changes in customer requirements and to devote greater resources to the development, promotion and sale of services than we can to our services. In addition, the lack of significant barriers to entry into this market may permit new market entrants and further intensify competition.

     We believe that the principal competitive factors in the professional internet and technology solutions markets are:

     -     the ability to attract and retain professionals,
     -     technical knowledge and creative skills,
     -     brand recognition and reputation,
     -     reliability of the delivered solutions,
     -     client service, and price.

CLIENTS

     We define a client as any organization that hires us to perform either a single project or several, combined projects over an extended period of time. We strive to, and believe we are successful at, developing long-term relationships with our clients. We believe our ability to develop long-term client relationships with well-known companies and organizations gives us credibility when soliciting new clients. We also believe it is generally more cost efficient to promote new solutions to an existing base of clients than to prospective clients. Our clients operate in a diverse range of industries and primarily consist of large, multi-national corporations, small- and mid-sized companies, and early stage internet ventures. Our clients include:

   ADI Security Systems                      ADP Brokerage
   American Lawyer Media                     Audiovox
   Avon                                      Bozell Group, a division of True
                                                  North Communications
   Chase Manhattan Bank                      Chelsea Property Group
   Comedy Central                            DDB Worldwide

   Essence Magazine                          First Alert
   Gruner Jahr, a division of Bertlesman     HBO
   Loral Space & Communication               Manhattan Bagel
   Manhattanville College                    MasterCard
   Martha Stewart Living                     Merck
   MTV Networks                              New England Journal of Medicine
   Nickolodeon                               Petrossian Paris
   Phillips Van-Heusen (IZOD)                Polo Ralph Lauren
   PriceWaterhouse Coopers                   Quick International
   RCA                                       Ready Guard
   Reckson Associates                        Sara Lee Bakery
   Schering-Plough                           Simon and Schuster
   Smithsonian Magazine                      SoBeBeverage
   Sony Music                                Sprint Communications
   Time Warner                               Tishman Construction
   V-Clubs                                   Verizon
   WGBH, a division of PBS                   Young & Rubicam

INDUSTRY PARTNERS

     We believe that our industry partnerships and strategic alliances with other computer products and professional services providers play a fundamental role in the success of our business. We define industry partnerships and strategic alliances as involving mutual investments of resources, such as training and staff time. Some of the important benefits we derive from our strategic alliances and partnerships include enhanced capability to deploy solutions, expanded range of solutions, greater name recognition in the marketplace, and enhanced client lead and revenue generation.

     Our current industry partners and strategic allies include:

          3Com                     Adobe
          Apple Computer           Bond Technologies
          Cable & Wireless         Cisco Systems
          Compaq Computer          Epson
          IBM                      Intel
          iomega                   Hewlett Packard
          Microsoft Corporation    Microtech
          NEC                      Novell
          SGI                      Silicon Graphics
          Storage Computer         Symantec
          Tectronix                Uunet

GOVERNMENTAL REGULATION

     We believe that we do not need any government approval in connection with our current internet and technology solutions operations. In addition, we know of no governmental regulations, either federal, state or local, which currently materially affect our internet and technology solutions operations or products. Consequently, we have not incurred any material costs nor have we experienced any material effects from compliance with any governmental regulations with respect to our current internet solutions operations.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     Typically, all of our web site design services, including any designs and copywriting we produce, are "works for hire" and belong exclusively to the client for whom we provided the services to the extent permissible under Federal copyright laws. We have, however, developed a highly sophisticated e-commerce application module, which we often customize for our clients. We believe such module is protected by common law copyright laws although we have not yet applied for a copyright registration in respect of such module.

     Our dependence on third party licenses could have adverse affects. We rely on certain software, technology and content that we license or have licensed from third parties to perform key functions. These third- party licenses may not continue to be available to us on commercially reasonable terms. Also, the licensed software, technology and content may not be appropriately supported, maintained or enhanced by the licensors such that the license would not continue to provide the necessary commercial benefits to us. In addition, we may not be able to license additional software, technology and content on terms advantageous to us. The loss of or inability to obtain or replace licenses to, or inability to support, maintain and enhance, any of such licensed software, could result in increased costs, including the expense of internally developing the required software, technology and/or content, as well as delays or reductions in product shipments.

EMPLOYEES

     As of March 15, 2001, we had a total of 221 employees, 205 of whom worked full time. Of such employees, 79 were located in the United States and 142 were located internationally. Our total number of employees decreased by 171 to 50 upon consummation of the sale of our visual communications operations on March 31, 2001. From time to time, we also utilize independent contractors in connection with our various business activities. None of our employees are represented by a labor union and we have never experienced a work stoppage. We believe that we have satisfactory relations with our employees and contractors.

BACKLOG

     As of December 31, 2000, we had a backlog of $137,822 in our internet and technology solutions business.

DISCONTINUED OPERATIONS

     As of December 31, 2000, we continued to develop and market visual communications graphics software products. Through our Serif subsidiaries, we developed and marketed SERIF PAGEPLUS 7, SERIF DRAWPLUS 5 and additional SERIF-branded products in the U.S. and Europe. Also through our Serif subsidiaries, we operated an international direct marketing and contact center operation that sold our Serif and other products. Our Serif subsidiaries also marketed and sold our contact center capabilities as services, marketed under the brand name DIALOG24, to third parties. Through our Software Publishing Corporation (SPC) subsidiaries, we developed and marketed HARVARD GRAPHICS ADVANCED PRESENTATIONS, HARVARD GRAPHICS PRO PRESENTATIONS, and additional products in the HARVARD GRAPHICS product line in the U.S. and Europe. Additionally, we continued to own VISUALCITIES.COM, a content and e-commerce web site for visual communications computer products users.

     We developed our historical graphics software products from proprietary technologies. We historically protected the intellectual property associated with these proprietary technologies through a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions, and federal and state trade secrets, patent and copyright laws. We believe that no governmental approval was necessary for the production and sale of our software products. In addition, we know of no governmental regulations, either federal, state or local, which materially affected our software operations or products. Furthermore, we know of no environmental law, either federal, state or local, which materially affected us or our software products. Consequently, we have not incurred any material costs nor have we experienced any material effects from compliance with any governmental regulations or environmental laws with respect to our software operations.

     The market for our software products was highly competitive. We had numerous competitors to our software business, many of whom had greater financial, technical and marketing resources, greater name recognition and a larger customer base.

     In January 2001, we commenced a restructuring initiative, which we expect to enable us to improve our operating results and better focus our resources on growing our professional internet and technology solutions business, Vizy Interactive, in the United States. As part of this restructuring initiative, in February 2001, we divested through English law creditors' voluntary liquidation our two interactive service firms in the United Kingdom, Junction 15 Limited and interMETHODS Limited. We have terminated the employment of the two executives of Junction 15 Limited, and we currently intend to pursue indemnification claims for breaches of representations and warranties by the sellers of both Junction 15 Limited and interMETHODS Limited.

     On March 31, 2001, we sold our visual communications operations to the management of our Serif subsidiaries. We received $150,000 in cash at closing. We also hold a promissory note from Serif Inc. in the aggregate principal amount of $987,500, which note bears interest at a rate of 10% per annum, and which is payable $40,000 per month, except for April and November, in which months the payments are $30,000 and $50,000, respectively. We or one of our subsidiaries remain responsible for some potential liabilities. Serif (Europe) Limited received a 12-month exclusive license in Europe and a 24-month non-exclusive license in the rest of the world with respect to the software of our SPC subsidiary. Serif (Europe) Limited was also granted a non-exclusive license to use the Harvard Graphics brand name for the purpose of selling repackaged Serif products using such name. Each of such licenses shall be renewed if minimum royalty and other conditions are met. In consideration therefor, Serif (Europe) Limited will pay a royalty fee of 12.5% in respect of sales of SPC software and 3% of sales of repackaged Serif software. While we continue to own SPC, we agreed not to compete with Serif in the software business as long as the licenses are in effect.

                                  RISK FACTORS

YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS.

WE HAVE INCURRED LOSSES TO DATE AND THERE IS NO ASSURANCE THAT WE WILL BECOME PROFITABLE.

     We have been unprofitable since our inception in July 1992 and may continue to incur operating losses for the foreseeable future. For the twelve months ended December 31, 2000, we had a net loss attributable to common stockholders of approximately ($19,090,000). For the year ended December 31, 1999, we had a net loss of approximately ($5,683,000). Our operating losses may increase as we:

     - develop our professional internet and technology solutions business,
     -     develop, produce and distribute additional products and services,
     -     de-emphasize other products and services,
     -     implement our growth strategy, and
     - restructure our operations to focus on our core U.S. professional internet and technology solutions business.

     No assurance can be given that we will ever become profitable nor, if we obtain profitability, that we would thereafter maintain profitability.

WE HAD A WORKING CAPITAL DEFICIENCY AT DECEMBER 31, 2000 AND BELIEVE WE WILL NEED TO RAISE ADDITIONAL CAPITAL.

     We had a working capital deficiency of approximately $4,685,000 at December 31, 2000. The report of our accountants as to our financial statements as at and for the period ended December 31, 2000 contains a paragraph as to our ability to continue as a going concern. We believe that over the next twelve months, we will need to raise at least $1,500,000 to meet currently anticipated liquidity and capital expenditure requirements. We intend to seek additional financing through one or more debt, equity, or convertible securities offerings, through the sale of assets or through a merger or acquisition. There can be no assurance that we will be successful in completing any such financings or other transactions, or that the terms of any such financings or other transactions will be beneficial to us or our stockholders.

OUR RESTRUCTURING PLAN MAY NOT BE SUCCESSFUL.

     In January 2001, we began implementing a plan to restructure our operations and management team. We have moved our principal executive offices to the Bohemia, New York offices of our Vizy Interactive-PWR Systems subsidiary and closed our Teaneck, New Jersey office as part of an effort to significantly reduce our expenses. We also sold our visual communications operations and have placed our London internet solutions businesses into creditors voluntary liquidation in order to focus on our core U.S. professional internet and technology solutions business.

     We have taken these actions pursuant to a plan that is intended to result in improving our operating results. We believe that, by continuing to develop and enhance our U.S. professional internet and technology solutions business and eliminating excess overhead costs, including those associated with overseas operations, we can establish a positive cash flow and enhance our focus on core business objectives; however, no assurance can be given that the restructuring plan will be implemented successfully or otherwise yield the desired results.

WE HAVE LIMITED EXPERIENCE AS A PROFESSIONAL INTERNET AND TECHNOLOGY SOLUTIONS PROVIDER.

     Our historical operations have been as a developer and marketer of software products, primarily visual communication applications. We have only within the last fiscal year focused our resources on competing in the professional internet and technology solutions market. Accordingly, there is little historical information on which you can base an evaluation of our new businesses and prospects.

     As a professional internet and technology solutions company, we face risks and uncertainties that are different than the risks and uncertainties we have faced with our software operations. To address these new risks and uncertainties, we must, among other things, do the following:

     - continue to raise working capital to be able to compete effectively in the professional internet and technology solutions market with well-funded competition,
     -     attract, integrate, retain and motivate qualified personnel,
     -     maintain and enhance our brands,
     -     successfully execute our business acquisition and marketing strategy,
     - continue to develop and upgrade our technology and information processing systems,
     -     provide superior customer service, and
     -     respond to competitive developments.

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

WE MAY BE UNABLE TO IMPLEMENT OUR ACQUISITION GROWTH STRATEGY, WHICH COULD HARM OUR BUSINESS AND COMPETITIVE POSITION.

     Our business strategy includes making strategic acquisitions of other companies or businesses, including internet and technology solutions providers, web site designers, systems integrators and other firms. Our continued growth will depend on our ability to identify and acquire, on acceptable terms, companies that complement or enhance our businesses. The competition for acquisition candidates is intense and we expect this competition to increase. There is no assurance that we will identify and successfully compete for appropriate acquisition candidates or complete acquisitions at reasonable purchase prices, in a timely manner or at all. Further, we may not be able to realize the anticipated results of future acquisitions. In implementing our acquisition growth strategy, we may encounter:

     -     costs associated with incomplete or poorly implemented acquisitions,
     - expenses, delays and difficulties of integrating acquired companies into our existing organization,

     - the impact of amortizing goodwill and other intangible assets of acquired companies on our results of operations,
     - dilution of the interest of existing stockholders if we issue our stock in making acquisitions or if we sell stock to raise cash for acquisitions,
     -     diversion of management's attention,
     - increases in our expenses in order to advertise and promote acquired companies and their and our products and services,
     - unusual impacts on our financial condition due to the timing of acquisitions, and
     - expenses of any undisclosed or potential legal liabilities of an acquired company.

     Any of these matters could have a material adverse effect on our business, results of operations and financial condition.

ACQUISITIONS COULD RESULT IN OPERATING DIFFICULTIES AND OTHER HARMFUL CONSEQUENCES TO US.

     If appropriate opportunities present themselves, we intend to acquire businesses, technologies, services or products. The process of integrating the operations of any acquisition may create unforeseen operating difficulties and expenditures and is itself risky.

     To the extent we use cash consideration for acquisitions in the future, we may need to obtain additional financing which may not be available on favorable terms or at all. To the extent our management must devote significant time and attention to the integration of technology, operations, businesses and personnel as a result of these acquisitions, our ability to service current customers and attract new customers may suffer. In addition, our senior management faces the difficult and potentially time consuming challenge of implementing uniform standards, controls, procedures and policies in our operating units, including possible future acquisitions. We could also experience financial or other setbacks if any of the acquired businesses experience unanticipated problems, as was the case with our London operations. Further, we may experience disputes with the sellers of acquired businesses and may fail to retain key acquired personnel. In addition, we may experience a decline in employee morale and retention issues resulting from changes in compensation, reporting relationships, future prospects, or the direction of the business.

     Moreover, the anticipated benefits of any or all of these acquisitions may not be realized. Future acquisitions could result in the incurrence of debt, contingent liabilities and amortization expenses related to goodwill and other intangible assets, each of which could have a material adverse effect on our operating results and financial position.

FAILURE TO OBTAIN AN IRS CLOSING AGREEMENT COULD RESULT IN A LARGE TAX PAYMENT.

     On November 6, 2000, we applied to the Internal Revenue Service for a closing agreement regarding the dual consolidated losses of our Software Publishing Corporation subsidiary. Such closing agreement would avoid SPC's being required to recognize a tax of approximately $8 million on approximately $24.5 million of SPC's pre- acquisition dual consolidated losses. We believe that we have demonstrated to the IRS that we meet the requirements for a closing agreement and that the IRS will agree to provide us with one, although the IRS has again requested additional information in connection with our application. No assurance can be given that the IRS will agree to the closing agreement or if so, when, and any failure to do so could result in the recognition of this tax liability. Should such a closing agreement be obtained, in certain circumstances, a future acquirer of SPC may also be required to agree to a similar closing agreement in order to avoid the same tax liability, to the extent it is able to do so. This could have a material adverse effect on our future ability to sell SPC. The report of our auditors covering our December 31, 2000 consolidated financial statements contains a paragraph emphasizing these dual consolidated losses.

WE MAY BE DELISTED FROM THE NASDAQ STOCK MARKET.

     On March 1, 2001, we received correspondence from The Nasdaq Stock Market stating that our stock would be delisted from trading because the bid price of our common stock did not equal or exceed $1.00 for a minimum of ten consecutive trading days prior to March 1, 2001. We have appealed this determination and requested a hearing before a Nasdaq Listing Qualifications Panel. The hearing is scheduled for April 6, 2001. The delisting is stayed pending a decision by the Nasdaq Listing Qualification Panel. A delisting of our common stock from Nasdaq could have an adverse effect on the market price of our common stock and the ability and capacity of persons to acquire or sell shares of our common stock.

NO ASSURANCE THAT KEY EMPLOYEES WILL BE RETAINED.

     The loss of the services of our principal executive officers could have a material adverse effect on us. We are significantly dependent upon the continued availability of Vincent DiSpigno, our president, Alan W. Schoenbart, our vice president finance and chief financial officer, and David Salav and Andrew Edwards, our vice presidents. Mr. DiSpigno, Mr. Salav and Mr. Edwards have each entered into an employment agreement with us, but Mr. Schoenbart currently is not subject either to an employment or non-competition agreement with us. The loss or unavailability to us of any of Messrs. DiSpigno, Schoenbart, Salav or Edwards for an extended period of time could have a material adverse effect on our business operations and prospects. To the extent that their services would be unavailable to us for any reason, we would be required to procure other personnel to manage and operate our company. There can be no assurance that we will be able to locate or employ such qualified personnel on acceptable terms. At the present time, we do not have "key man" life insurance covering any of Messrs. DiSpigno, Schoenbart, Salav or Edwards.

WE ARE DEPENDENT ON SHORT TERM LOANS, THE LOSS OF WHICH WOULD MATERIALLY ADVERSELY AFFECT OUR OPERATIONS.

     We are dependent on the availability of two short term loans from financial institutions to finance our operations. Neither lender has any long term commitment to lend. The unavailability of either or both of these borrowings would have a material adverse affect on our business.

ITEM 2.  DESCRIPTION OF PROPERTY.

     Our principal executive offices are located at 3512 Veterans Memorial Highway, Bohemia, New York, 11716. The lease for this facility terminates in January 31, 2004 and provides for average annual rental costs of approximately $66,000, for approximately 5,000 square feet of space. Prior to March 29, 2001, our principal executive offices were at Glenpointe Centre East, 300 Frank W. Burr Boulevard 7th Floor, Teaneck, New Jersey 07666. Our Serif Inc. subsidiary, which we sold on March 31, 2001, leased approximately 25,400 square feet of office and warehouse space in Nashua, New Hampshire pursuant to a lease ending in March 2002. This facility served as our primary North American telemarketing, customer support, product development, warehouse and fulfillment contact center. Rental costs for the Nashua facility averaged approximately $97,000 per year. Our Serif (Europe) Limited subsidiary, which we also sold on March 31, 2001, leased approximately 20,000 square feet of office and warehouse space in Nottingham, England under a lease which terminates in May 2002. This facility served as our United Kingdom contact center and European warehouse and fulfillment center. The rental cost for the Nottingham facility averaged approximately $116,000 per year (based on current exchange rates). Through December 2000, we also leased approximately 4,000 square feet of office space in Aachen, Germany pursuant to a lease which expires in September, 2001, with an annual rental cost of approximately $53,000 (based on current exchange rates). We sold our Aachen, Germany operations effective December 2000, and the buyer assumed our obligations under this lease. Through February 2, 2001, our Junction 15 and interMETHODS subsidiaries, which we placed into creditors voluntary liquidation on such date, occupied approximately 1,000 square feet of office space in London, England, with an annual rent cost of approximately $16,000 per year.

     We conduct our website design services primarily from the offices of our Vizy Interactive New York subsidiary. Vizy Interactive New York currently occupies approximately 5,000 square feet of office space in New York City under a lease expiring in December 2007. Our current rental costs for this space are approximately $156,200 per year.

     We conduct the systems integration business of our Vizy Interactive-PWR Systems subsidiary primarily from our executive offices in Bohemia, New York, a suburb of New York City. Vizy Interactive-PWR Systems also has offices in our Vizy Interactive New York subsidiary's New York City office and in Boston, for the use by our employees in their sales and support functions. The current annual rental costs for the Boston office aggregates approximately $9,768. In addition, PWR leases an additional 3,817 square feet of space in Great River, New York for its data center facility, the annual rent for which aggregates approximately $75,200.

     Through March 29, 2001, we coordinated our executive, administrative, accounting, product development, sales, marketing, purchasing and scheduling functions primarily from our executive offices in Teaneck, New Jersey. We intend to enter into a Sublease Termination Agreement for our former Teaneck, New Jersey corporate headquarters location. Under the anticipated agreement we expect our remaining lease obligations will terminate. Since such date, we have performed such functions at a combination of the New York offices of Vizy Interactive New York and the Bohemia offices of Vizy Interactive-PWR Systems. We believe that our existing space provides us with adequate space for our present operations for the near future.

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

ITEM 3.  LEGAL PROCEEDINGS.

     In the fourth quarter of 1998, an action was commenced against us in the Superior Court of the State of California in and for the County of Santa Clara, under the caption Community Towers, LLC vs. Software Publishing Corporation. In this action, Community Towers, LLC is seeking $300,000 in damages for an alleged violation of a lease for office space located in San Jose, California. This is the location where SPC had its principal place of business and where we had our principal executive offices during the period of January 1997 through January 1998. Neither SPC nor we currently have any offices at this location. SPC has filed an answer in this action denying the plaintiffs' claims. This action currently is in the discovery phase. In October 2000, the plaintiff amended its complaint to name Neil M. Kaufman, our Chairman of the Board and corporate counsel, as a defendant. While it is reasonably possible that SPC may have some liability to the plaintiff, we believe this action, including the claim against Mr. Kaufman, is without merit and intend to vigorously defend this action.

     In February 2000, we received a demand for arbitration before the American Arbitration Association with respect to certain fees payable in connection with an investment banking agreement with Early Bird Capital.com (formerly known as Southeast Research Partners) which we terminated. The claim calls for payment of $45,000 and reinstatement or other value of warrants to purchase 150,000 shares of our common stock which we canceled upon termination of the investment banking agreement, and legal and other expenses in connection with the arbitration. The arbitration is currently in the discovery stage. We believe that the claims in this arbitration matter are without merit and intend to vigorously defend this action.

     In January 2001, we placed Junction 15 Ltd. and interMETHODS Ltd., our two Vizy Interactive-London subsidiaries, into creditors voluntary liquidation under Untied Kingdom law. KPMG has been appointed as the liquidator. We have terminated the employment of the two executives of Junction 15 Limited for cause, and we currently intend to pursue indemnification claims for breaches of representations and warranties by the sellers of both Junction 15 Limited and iterMETHODS Limited. Subject to the foregoing, we do not expect to have any liability to any creditors of these companies.

     On January 9, 2001, we entered into an agreement with a German company to sell certain assets and liabilities of our Aachen, Germany contact center operation, including the assumption of the remaining lease obligation. The agreement calls for a payment of approximately $100,000, of which approximately $50,000 would be utilized to pay remaining tax obligations. The $100,000 payment has not been received and is past due. We have commenced legal proceedings to collect this amount.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Our annual meeting of stockholders is scheduled for 10:00 a.m., May 17, 2001, at the office of Vizy Interactive-PWR Systems at the Long Island Technology Center, 3500 Sunrise Highway, Great River, New York 11739.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A)  MARKET INFORMATION

     Our common stock has traded on the Nasdaq SmallCap Market under the symbol "VIZY" since August 2, 1999. Our common stock traded on the Nasdaq SmallCap Market under the symbol "SPCOD" from May 28, 1998 through June 24, 1998, under the symbol "SPCOC" from October 23, 1998 through January 14, 1999, and otherwise from January 28, 1997 through August 1, 1999 under the symbol "SPCO." Our common stock also has traded on the Boston Stock Exchange under the symbol "VZM" since August 2, 1999 and under the symbol "SPO" from January 20, 1997 through August 1, 1999. The following table sets forth the range of high and low bid prices for our common stock for the periods indicated as derived from reports furnished by The Nasdaq Stock Market. The information reflects inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                                High Bid             Low Bid
Fiscal 1999
-----------
First Quarter. . . . . . . . . . . . . .         1-31/32               15/16
Second Quarter . . . . . . . . . . . . .          4-7/16             1-21/32
Third Quarter. . . . . . . . . . . . . .           4-1/4               2-1/4
Fourth Quarter . . . . . . . . . . . . .               4               2-1/8

Fiscal 2000
-----------
First Quarter. . . . . . . . . . . . . .           9-3/4                   3
Second Quarter . . . . . . . . . . . . .           6-1/4               2-1/8
Third Quarter. . . . . . . . . . . . . .         1-15/16              1-1/32
Fourth Quarter . . . . . . . . . . . . .          1-5/16                7/32

     As of March 28, 2001, the closing price for our Common Stock as reported on Nasdaq was $.15625. As of the close of business on March 28, 2001, we had approximately 720 stockholders of record. We estimate, based upon surveys conducted by our transfer agent in connection with our 2000 Annual Meeting of Stockholders, that we have approximately 5,000 beneficial holders of our common stock.

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

     On March 1, 2001, we received correspondence from The Nasdaq Stock Market Inc. stating that our common stock would be delisted from trading because the bid price of our common stock did not equal or exceed $1.00 for a minimum of ten consecutive trading days prior to March 1, 2001 as required by Nasdaq Marketplace Rule 4310(c)(4). We have appealed this determination and requested a hearing before a Nasdaq Listing Qualifications Panel. This hearing, at which we are required to demonstrate our ability to maintain long-term compliance with all Nasdaq listing maintenance requirements, is scheduled for April 6, 2001. The delisting of our common stock has been stayed pending the decision by the Nasdaq Qualifications Panel. In the event that our common stock is delisted from Nasdaq, we expect that our common stock will continue to be listed on the Boston Stock Exchange and would also trade on the NASD's OTC Bulletin Board.

     The market for our common stock is highly volatile. The trading price of our common stock could widely fluctuate in response to, among other things:

     -     the results of our Nasdaq Listing Qualifications Panel hearing,
     -     variations in our operating and financial results,
     - announcements of technological innovations or new products by us or our competitors,
     - changes in prices of our products or our competitors' products and services,
     -     changes in the product mix of our sales,

     - changes in our revenue and revenue growth rates as a whole or for individual geographic areas, business units, products or product categories,
     -     responses to our strategies,
     -     unscheduled system interruptions,
     -     additions or departures of key personnel,
     -     changes in financial estimates by securities analysts,
     - conditions or trends in the internet and technology solutions industries,
     - changes in the market valuations of other internet or technology solutions companies,
     -     developments in internet regulations,
     - announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments,
     - our ability to raise needed capital sales of our common stock or other securities in the open market, and
     -     other events or factors that may be beyond our control.

     Statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the market in which we do business or relating to us could result in an immediate and adverse effect on the market price of our common stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for the securities of many technology companies which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock.

(B)  RECENT SALES OF UNREGISTERED SECURITIES

     The information set forth below is a list of all sales and issuances of our equity securities occurring during 2000 and the first quarter of 2001 which we have not otherwise disclosed in any of our Quarterly Reports on Form 10-QSB.

     In the first quarter of 2000, we sold and issued an aggregate of 226,695 shares of our common stock to a total of fifteen individuals and entities for gross proceeds of $469,226 upon exercise of warrants held by these individuals and entities. The issuances of such shares were private transactions exempt from registration under Section 4(2) of the Securities Act.

     On January 8, 2000, we entered into a three-year agreement for consulting services primarily related to acquisition and financing assistance pursuant to which we issued 650,000 three-year warrants exercisable at $3.00 per share. One hundred thousand of these warrants are exercisable immediately, and 400,000 warrants are exercisable upon the attainment of specified performance targets. In addition, 150,000 warrants are being held in escrow and are to be released on January 7, 2003, or earlier with our approval. The issuance of these warrants was a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

     In connection with our acquisition of Renaissance Multimedia in February 2000, we issued an aggregate of 449,870 shares of our common stock to the former shareholders of Renaissance Multimedia. The issuance of such shares was a private transaction exempt from registration under Section 4(2) of the Securities Act.

     In connection with our acquisition of Junction 15 Limited in March 2000, we issued an aggregate of 681,818 shares of our common stock to the former shareholders of Junction 15 Limited. The issuance of such shares was a private transaction exempt from registration under Section 4(2) of the Securities Act. We have placed stop transfer order on these shares pending the outcome of indemnification claims for breaches of representations and warranties which we intend to assert against the former shareholders of Junction 15.

     In connection with our acquisition of PWR Systems in March 2000, we issued an aggregate of 1,500,000 shares of our common stock to the former shareholders of PWR Systems. In December 2000, we issued an additional 570,176 shares to the former shareholders of PWR Systems as post closing adjustments. The issuances of such shares were private transactions exempt from registration under Section 4(2) of the Securities Act.

     In March 2000, we sold a total of 936,954 shares of our common stock to 45 accredited investors for proceeds of $4,216,294. The issuances of these shares were private transactions exempt from registration under Section 4(2) of the Securities Act of 1933.

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

     On July 31, 2000, we accepted subscriptions from three investors for a total of 311,518 shares of common stock for gross proceeds of $1,386,255. The issuance of these shares were private transactions exempt from registration under Section 4(2) of, and Regulation S promulgated under, the Securities Act.

     In connection with the Company's acquisition of interMETHODS Limited in October 2000 we issued an aggregate of 1,560,017 shares of our common stock to the former shareholders of interMETHODS. The issuance of such shares was a private transaction exempt from registration under Section 4(2) of the Securities Act. We have placed stop transfer orders on these shares pending the outcome of indemnification claims for breaches of representations and warranties which we intend to assert against the former stockholders of interMETHODS.

     On November 10, 2000 and November 14, 2000 we issued five-year warrants to Alberdale & Co. to purchase 9,000 and 13,000 shares of our common stock, respectively, at an exercise price of $.7812 and $.8438 per share, respectively, in payment of fees owed to it. The issuances of these warrants were private transactions exempt from registration pursuant to Section 4(2) of the Securities Act.

     On November 10, 2000 we issued five-year warrants to Sunrise Financial Group, Inc. to purchase 50,000 shares of our common stock at an exercise price of $.7812 per share. The issuance of these warrants was a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

     Pursuant to a consulting agreement, dated as of November 28, 2000, with Morgan J. Wilbur, pursuant to which Mr. Wilbur agreed to perform financial advisory services to our company, we issued to Mr. Wilbur 220,000 shares of our common stock. The issuance of these shares was a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

     Pursuant to a consulting agreement, dated as of December 27, 2000, with Joshua A. Ader, pursuant to which Mr. Ader agreed to perform consulting services for us, we issued to Mr. Ader 60,000 shares of our common stock. 30,000 of such shares have been canceled as a result of our termination of this agreement with Mr. Ader. The issuance of these shares was a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

     Pursuant to an amendment to our consulting agreement with Target Capital Corp. and Yitz Grossman, in December 2000 we issued 1,233,368 shares of our common stock to Target Capital Corp., at the then market value of such shares, in lieu of $269,860.99 of cash payments to which it was entitled as of December 31, 2000. The issuance of these shares was a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

     Pursuant to a consulting agreement, dated as of December 31, 2000, with Triple Crown Consulting Ltd., pursuant to which Triple Crown agreed to perform financial advisory services to our company, we have issued to Triple Crown an aggregate of 200,000 shares of our common stock. 150,000 of the total 200,000 shares are currently being held in escrow. 25,000 of such shares will be released quarterly beginning June 2001 so long as the agreement remains in effect. The issuance of these shares was a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

     In January 2001, we accepted subscriptions for and sold a total of 1,490,000 shares of our common stock to 13 accredited investors for gross proceeds of $372,500. The issuance of these shares were private transactions exempt from registration pursuant to Section 4(2) of, and Regulation D promulgated under, the Securities Act.

     We entered into an agreement, dated as of January 2, 2001, with Salomon Grey Financial Corporation pursuant to which we retained Salomon Grey for the purpose of providing financial advisory and investment banking advice for a one-year term. Pursuant to this agreement, we issued to Salomon Grey an aggregate of 450,000 shares of our common stock and three-year warrants to purchase 600,000 shares of our common stock. The issuance of these shares and warrants was a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act. 150,000 of such shares, and all of such warrants, have been cancelled pursuant to an agreement with Salomon Grey, dated as of February 28, 2001, to terminate this agreement.

     On January 15, 2001, we issued 300,000 shares of our common stock to Mark
E. Leininger, our former President and Chief Executive Officer, in connection with his Settlement and Release Agreement with us. The issuance of these shares was a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

     We have entered into an agreement dated as of January 15, 2001 with SOS Resource Services Inc. pursuant to which we retained SOS Resource for the purpose of providing investor relations, public relations and corporate communications and other services for a one-year term. We can terminate this agreement at any time. Pursuant to this agreement, we issued to SOS Resource (a) an aggregate of 300,000 shares of our common stock (100,000 of which shares are subject to a lockup agreement that prohibits their sale prior to July 15, 2001),
(b) three-year warrants to purchase 100,000 shares of our common stock which are immediately exercisable at an exercise price of $.25 per share, and (c) three-year warrants to purchase 100,000 shares of our common stock exercisable commencing July 15, 2001 at an exercise price of $1.00 per share. The issuance of these shares and warrants was a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

     On January 22, 2001, we issued 32,000 shares of our common stock to HD Brous & Co., Inc. in full satisfaction of outstanding fees owed to HD Brous. The issuance of these shares was a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

     On January 24, 2001, we issued 146,000 shares of our common stock to Alberdale & Co. in full satisfaction of outstanding fees owed to Alberdale. The issuance of these shares was a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

     On January 26, 2001, we issued three-year warrants to purchase 23,000 shares of our common stock at an exercise price of $.25 per share to Lee M. Shapiro as a finders fee in connection with our January 2001 private placement. The issuance of such warrants was a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

     Our acquisition strategy may result in dilution to our stockholders. Our business strategy calls for strategic acquisitions of businesses, technologies, services and products. In connection with our acquisitions of Renaissance Multimedia, Junction 15, PWR Systems and interMETHODS, among other consideration, we issued an aggregate of 4,761,881 shares of our common stock and paid approximately $2,000,000 in cash and promissory notes. We anticipate that future acquisitions will require cash and issuances of our capital stock, including our common stock. To the extent we are required to pay cash for any acquisition, we anticipate that we would be required to obtain additional equity and/or debt financing. Such stock issuances and financing, if obtained, may not be on terms
favorable  to  us  and  could  result  in   substantial   dilution  to  our
stockholders at the time(s) of these stock issuances and financings.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL:

     In 2000, we became a provider of professional internet and technology solutions in addition to continuing our historical visual communications business, which included our software operations. In connection with this, we acquired four companies: Renaissance Multimedia and PWR Systems in the United States, and Junction 15 and interMETHODS in London, England. In early 2001, we determined to divest our visual communications and overseas operations so as to better focus on developing our internet and technology solutions business in the U.S.
Accordingly:

     - we have entered into an agreement to sell our Aachen, Germany contact center operation to a third party for $100,000 in gross proceeds;
     - in February 2001, we placed Junction 15 and interMETHODS into creditors voluntary liquidation in the United Kingdom, thereby divesting these assets; and
     -     in March 2001, we sold our visual communications operations.

     Our visual communications and international operations have been classified as discontinued operations, and our 1999 statement of operations has been reclassified accordingly. Our results of continuing operations reflect the results of our Vizy Interactive professional internet and technology solutions business in the U.S., which consists of Vizy Interactive New York, formerly known as Renaissance Multimedia ("Vizy NY") and Vizy Interactive-PWR Systems, formerly known as PWR Systems ("PWR"). The results of our discontinued software and overseas operations are presented separately below. As a result, our historical financial statements are of limited use.

CONTINUING OPERATIONS:

     GENERAL: Continuing operations are represented by the operations of our Vizy Interactive business, together with our corporate overhead. We acquired Vizy NY and PWR on February 15 and March 27, 2000, respectively. Accordingly, their results of operations reflect their approximate ten and nine-month periods of operation, respectively, under our ownership.

     The results of operations for our Vizy Interactive business and corporate overhead for the years ended December 31, 2000 and 1999 is set forth below:

                                                               2000                           1999
                                       ------------------------------------------------  -------------
                                         Vizy Interactive     Corporate      Total         Corporate
                                       ------------------------------------------------  -------------
Net sales                                 $  13,457,629    $         -    $13,457,629     $         -
Cost of sales                                11,117,853              -     11,117,853     $         -
                                         ----------------------------------------------  -------------
Gross profit                                  2,339,776              -      2,339,776               -
Gross profit %                                      17%                           17%

Selling, general, and administrative         2,839,869       3,647,627      6,487,496       2,585,994
Amortization of goodwill, business
  processes and methodologies, etc.          1,559,758               -      1,559,758               -
Impairment loss                              4,116,038               -      4,116,038               -
Gains on marketable securities:
  Realized gain                                      -      (1,095,348)    (1,095,348)       (642,444)
  Unrealized holding gain                            -               -              -        (322,652)
Interest and other expense, net                135,530         174,922        310,452         (48,891)
                                         ----------------------------------------------  --------------
                                             8,651,195       2,727,201     11,378,396       1,572,007
                                         ----------------------------------------------  --------------
Net loss - continuing operations          $ (6,311,419)    $(2,727,201)   $(9,038,620)    $(1,572,007)
                                         ==============================================  ==============

     NET SALES. Our net sales for 2000 continuing operations were derived from our Vizy Interactive professional internet and technology solutions business. $11,522,655, or 86%, of these net sales were attributable to PWR, and $1,934,974, or 14%, of our 2000 net sales from continuing operations were generated by Vizy NY. We had no net sales from continuing operations in 1999, since we acquired our continuing operations in early 2000. Pro forma net sales would have increased $580,436, or 3%, to $18,040,041, from pro forma 1999 net sales of $17,459,605, assuming that our continuing operations had been acquired on January 1, 1999.

     GROSS PROFIT. $1,484,377, or 63%, of our gross profit was generated by PWR, and $855,399, or 37%, of our gross profit was generated by Vizy NY. This resulted in an overall 17% gross margin from continuing operations. PWR's net sales consisted primarily of lower margin hardware and hardware related components with a small portion of such revenues attributable to higher margin service revenues. Vizy NY's net sales generally are attributable to higher margin professional web site development and consulting services. We intend to attempt to increase our gross margins by increasing PWR's net sales attributable to higher margin services and by increasing our sales derived from Vizy NY. In light of recent adverse economic conditions, we can give no assurance that these goals can be achieved. Pro forma 2000 gross profit would have decreased $558,436, or 15%, to $3,259,903 from pro forma 1999 gross profit of $3,818,751, assuming that our continuing operations had been acquired on January 1, 1999. Gross margin as a percent of net sales on a pro forma declined to 18% in 2000 from 22% in 1999.

     SELLING, GENERAL, AND ADMINISTRATIVE. Selling, general, and administrative expenses ("SG&A") increased by $3,901,502, or 151%, to $6,487,496 in 2000 from
$2,585,994 in 1999. PWR and Vizy NY represented 35% and 38%, respectively, or 73% in the aggregate, of the increase in SG&A. Corporate overhead increased by $1,050,633, or 41%, from $2,585,994 in 1999 to $3,647,627 in 2000, primarily due to increased administrative and executive compensation, consulting, legal and other professional fees, and other costs associated with operating our additional subsidiaries, including expanded international operations, in 2000.

     IMPAIRMENT LOSS. We recorded a goodwill impairment charge of $4,116,038 in the fourth quarter of 2000 based on our evaluation of our assets and liabilities. We determined that our results of operations and projected future cash inflows did not support the carrying amount of goodwill.

     REALIZED AND UNREALIZED GAINS ON MARKETABLE SECURITIES. The realized gain of $1,095,348 in 2000 represents the gain recognized upon the transfer of 59,813 shares of Xceed, Inc. common stock to a finder in connection with an August 1999 agreement, based upon the appreciation in the market value of such shares. The agreement set forth a formula to determine the number of shares to be paid the finder upon the closing of an acquisition target identified by such finder. The finder received 14,953 Xceed shares for the Renaissance acquisition and 44,860 Xceed shares for the PWR acquisition, resulting in the recognition of respective gains of $371,962 and $723,386.

     In a July 1, 1999 agreement, we agreed with the holder of all our outstanding shares of Class C Preferred Stock that in the event we called for redemption any of our shares of Class C Preferred Stock within 45 days, we would sell to the holder 53,815 shares of Xceed common stock, which we owned, at a price of $18.44 per share, or $992,349 in the aggregate. On July 14, 1999, the Board of Directors called for redemption all outstanding shares of Class C Preferred Stock with a record date for such redemption of July 19, 1999. Such transaction was consummated on July 19, 1999, leaving us with 66,185 shares of Xceed common stock. We realized a gain of $642,444 in 1999 on the exchange of our marketable securities in connection with this transaction.

     The unrealized holding gain of $322,652 in 1999 represented the increase in market value of our investment in marketable securities characterized as trading securities.

     INTEREST AND OTHER EXPENSE, NET OF OTHER INCOME. Interest and other expense, net of other income decreased $359,343, or 735%, from income of ($48,891) in 1999 to an expense of $310,452 in 2000. The 2000 amount consisted of $135,530 of expenses from our newly acquired subsidiaries, which was comprised primarily of interest expense at our PWR subsidiary, and $191,000 of interest charges resulting from amortization of a warrant issued in connection with a $1,000,000 line of credit facility. The 1999 amount represented net interest income.

DISCONTINUED OPERATIONS:

     GENERAL: Discontinued operations consist of our London internet solutions business acquired in 2000, our historical visual communications products segment, which included our software subsidiaries, Serif (Europe) Limited and subsidiaries, Serif Inc., Software Publishing Corporation and subsidiaries, our Dialog24 operations and our VisualCities.com operations.

     On January 9, 2001, we entered into an agreement with a German company to purchase certain assets and assume certain liabilities of our Aachen, Germany contact center operation, including the assumption of the remaining lease obligations. The agreement calls for a payment of approximately $100,000, of which we expect to utilize approximately $50,000 to pay remaining tax obligations. The $100,000 payment has not been received and is past due. We have commenced legal proceedings to collect this amount.

     In February 2001, we divested through English law creditors voluntary liquidation our two interactive service firms in the United Kingdom, Junction 15 Limited and interMETHODS Limited. As of December 31, 2000 all of the assets and liabilities of these entities were written-off, resulting in an impairment charge of $4,511,063. We terminated the employment of the two executives of Junction 15 Limited and interMETHODS Limited, and we currently intend to pursue indemnification claims for breaches of representations and warranties by the sellers of both Junction 15 Limited and interMETHODS Limited.

     On March 31, 2001, we sold our visual communications operations to the management of our Serif subsidiaries. We received $150,000 in cash at closing. We also hold and a promissory note from Serif Inc. in the aggregate principal amount of $987,500, which note bears interest at a rate of 10% per annum, and which is payable $40,000 per month, except for April and November, in which months the payments are $30,000 and $50,000, respectively. We or one of our subsidiaries remain responsible for some potential liabilities. Serif (Europe) Limited received a 12-month exclusive license in Europe and a 24-month non-exclusive license in the rest of the world with respect to the software of our SPC subsidiary. Serif (Europe) Limited was also granted a non-exclusive license to use the Harvard Graphics brand name for the purpose of selling repackaged Serif products using such name. Each of such licenses shall be renewed if minimum royalty and other conditions are met. In consideration therefor, Serif (Europe) Limited will pay a royalty fee of 12.5% in respect of sales of SPC software and 3% of sales of repackaged Serif software. While we continue to own SPC, we agreed not to compete with Serif in the software business as long as the licenses are in effect.

     The results of operations of these discontinued operations for the years ended December 31, 2000 and 1999 is set forth below:

                                                             2000                               1999
                                 -----------------------------------------------------     ---------------
                                                            London
                                     Visual                Internet                           Visual
                                  Communications          Operations         Total         Communications
                                 -----------------------------------------------------     ---------------
Net sales                        $ 13,054,064           $  1,368,241    $ 14,422,305       $  19,891,357
Cost of sales                       3,051,808                921,003       3,972,811           6,371,106
                                 -----------------------------------------------------     ---------------
Gross Profit                       10,002,256                447,238      10,449,494          13,520,251
GP%                                       77%                    33%             72%                 68%

Selling, general and
administrative                     13,401,051              1,269,832      14,670,883          14,589,527
Product development                   744,944                      -         744,944           1,027,447
Amortization of goodwill,
    business processes and
methodologies, etc.                   118,665                530,409         649,074           2,219,363
Impairment loss                             -              4,511,063       4,511,063                   -
Interest and other expense, net       (24,609)                 2,898         (21,711)            (10,612)
                                 -----------------------------------------------------     ---------------
                                   14,240,051              6,314,202      20,554,253          17,825,725

Loss before taxes                  (4,237,795)            (5,866,964)    (10,104,759)         (4,305,474)
Income tax benefit                    (53,116)                     -         (53,116)           (250,979)
                                 -----------------------------------------------------     ---------------
Net loss                         $ (4,184,679)          $ (5,866,964)   $(10,051,643)      $  (4,054,495)
                                 =====================================================     ===============

     NET SALES. Net sales from discontinued operations decreased $5,469,052, or 27%, from $19,891,357 in 1999 to $14,422,305 in 2000. Visual Communications
sales declined $6,837,293, or 34%, from $19,891,357 to $13,054,064. $5,366,428, or 78%, of the decline in visual communications sales was attributable to the discontinuance of sales of digital cameras. The balance of the decline, or $1,470,865, is attributable in part to our not having a new software product introduction until late fourth quarter of 2000 as compared to 1999, when we had one in early third quarter. These declines more than offset $1,368,241 in net sales of our former Vizy London operations in 2000, in which we had no sales in 1999.

GROSS PROFIT. Gross profit improved to 72% in 2000 from 68% in 1999 due to an improvement from 68% to 77% in the margins of our visual communications operations, primarily as a result of the discontinuance of lower margin digital camera sales in the first half of the year. Our Vizy London operations had gross margins of 33% in 2000.

     SELLING, GENERAL AND ADMINISTRATIVE. SG&A declined $81,356, or less than 1%, from $14,589,527 in 1999 to $14,670,883 in 2000. An increase of $1,269,832 associated with Vizy London was offset by a decrease in SG&A of $1,188,476 attributable to our visual communications operations. Most of the decline in our visual communications operations SG&A is associated with lower selling expenses due to a decrease in to direct mail activity. SG&A for our visual communications operations as a percentage of our visual communications net sales increased from 73% in 1999 to 103% in 2000, primarily because of lower direct mail response rates in 2000 compared to 1999.

     PRODUCT DEVELOPMENT. Product development costs declined $282,503, or 28%, from $1,027,447 in 1999 to 744,944 in 2000. Product development as a percentage of net sales was 5.2% in both periods despite the decline in the expense, due to declining revenues.

     IMPAIRMENT LOSS. We recorded an impairment charge of $4,511,063 in the fourth quarter of 2000 based on our evaluation of the assets and liabilities relating to our London internet operations. We determined that our results of operations and projected future cash inflows did not support maintaining this business.

     INTEREST AND OTHER EXPENSES, NET OF OTHER INCOME. Interest and other expense, net of other income increased $11,099, or 104%, to ($21,711) in 2000 from ($10,612) in 1999 primarily due to gains on foreign currency transactions.

     INCOME TAXES (BENEFIT). The income tax (benefit) for 2000 and 1999 consisted of ($53,116) and ($216,044) received under a state sponsored technology program which allowed for the assignment of value to previously established net operating loss benefits. 1999 also included ($34,934), relating principally to foreign tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash and cash equivalents decreased by $886,659 to $843,836 at December 31, 2000 from $1,730,495 at December 31, 1999. In 2000, the Company received $6,468,011 in net proceeds from financing activities, used $4,884,080 of cash for operations, and used $2,090,172 primarily for investments relating to the cash portion of the purchase price of companies which we acquired.

     We had a working capital deficiency of ($4,684,707) at December 31, 2000, a decline of $5,337,681 from our working capital at December 31, 1999 of $652,974, primarily as a result of our net loss and investments in our businesses acquired in 2000, which more than offset our receipt of proceeds from offerings of our securities. In March and July 2000, we completed private placements of our common stock for an aggregate of 2,010,943 shares raising aggregate gross proceeds of $8,955,545, before associated placement costs. We utilized approximately $5,000,000 of these proceeds to fund our acquisitions and the costs associated therewith; for the working capital needs of Renaissance Multimedia, Junction 15, interMETHODS, PWR and our historical business; and for repayment of our $1,000,000 line of credit loan. In the third and fourth quarter of 2000, we attempted to conduct several private placements of common stock, but each of these offerings was canceled due to adverse market conditions. In January 2001, we sold 1,490,000 shares of common stock for aggregate gross proceeds of $372,500.

We used the proceeds of this offering for working capital and general corporate purposes. We believe that over the next twelve months we will need to raise at least an additional $1,500,000 to meet our currently anticipated liquidity and capital expenditure requirements. We have received $150,000 in 2001 from our international and visual communications operations and we expect to receive an additional approximately $400,000 in 2001 therefrom. We intend to seek additional financing through one or more debt, equity, or convertible securities offerings, through the sale of assets or through a merger or acquisition. There can be no assurance that we will be successful in completing any such offering or offerings, sale of assets or merger or acquisition, or any other offerings or transactions, or that the terms of any such offering or offerings, transaction or transactions, will be beneficial to the Company or its stockholders.

     We intend to utilize our available funds in 2001 to finance the working capital requirements of our Vizy Interactive professional internet and technology solutions business. Our cash requirements, however, may change depending upon numerous factors, including, without limitation, the cost of integrating our businesses, as well as increased personnel costs, inventory and accounts receivable arising from the sale and shipment of new or additional products, and other expansion of our Vizy Interactive business. There can be no assurance that we will be successful in attaining our sales or strategic goals, or that attaining such goals will have the desired effect on our cash resources.

     On January 9, 2001, we entered into an agreement with a German company to purchase certain assets and assume certain liabilities of our Aachen, Germany contact center operation, including the assumption of the remaining lease obligations. The agreement calls for a payment of approximately $100,000, of which we expect to utilize approximately $50,000 to pay remaining tax obligations. The $100,000 payment has not been received and is past due. We have commenced legal proceedings to collect this amount.

     In February 2001, we divested through English law creditors voluntary liquidation our two interactive service firms in the United Kingdom, Junction 15 Limited and interMETHODS Limited. As of December 31, 2000 all of the assets and liabilities of these entities were written-off, resulting in an impairment charge of $4,511,063. We terminated the employment of the two executives of Junction 15 Limited and interMETHODS Limited, and we currently intend to pursue indemnification claims for breaches of representations and warranties by the sellers of both Junction 15 Limited and interMETHODS Limited.

     On March 31, 2001, we sold our visual communications operations to the management of our Serif subsidiaries. We received $150,000 in cash at closing. We also hold and a promissory note from Serif Inc. in the aggregate principal amount of $987,500, which note bears interest at a rate of 10% per annum, and which is payable $40,000 per month, except for April and November, in which months the payments are $30,000 and $50,000, respectively. We or one of our subsidiaries remain responsible for some potential liabilities. Serif (Europe) Limited received a 12-month exclusive license in Europe and a 24-month non-exclusive license in the rest of the world with respect to the software of our SPC subsidiary. Serif (Europe) Limited was also granted a non-exclusive license to use the Harvard Graphics brand name for the purpose of selling repackaged Serif products using such name. Each of such licenses shall be renewed if minimum royalty and other conditions are met. In consideration therefor, Serif (Europe) Limited will pay a royalty fee of 12.5% in respect of sales of SPC software and 3% of sales of repackaged Serif software. While we continue to own SPC, we agreed not to compete with Serif in its software business as long as the licenses are in effect.

     Our 2000 financing activities consisted of the receipt of net proceeds of $7,590,289 from private placements of our common stock, and $804,406 from option and warrant exercises, net payments of $1,078,237 in respect of borrowings from financial institutions, the repayment of $111,167 of debt and lease obligations and the repayment of $698,878 of related party notes to the selling stockholders of PWR.

     In the first quarter of 2000 we entered into an unsecured line of credit agreement for maximum borrowings of $1,000,000, at an 8% interest rate, with a foreign company. We borrowed $1,000,000 under this agreement in February 2000. This loan was repaid in full with accrued interest on March 20, 2000. We have letter of credit facilities of approximately $240,000 relating to certain lease obligations. Our PWR subsidiary has $1,200,000 of bank short-term renewable notes payable, which we have guaranteed and which are secured by PWR's assets. On July 21, 2000, PWR terminated its relationship with its inventory finance lender and repaid its outstanding inventory loan balance of approximately $925,000 with existing working capital. PWR also has an interim inventory financing
facility  for  up  to  $500,000  in   purchases.   The  line  is  presently
collateralized by a second lien on all of the assets of PWR and is guaranteed by the Company. Additionally, a major supplier of PWR has been granted a third lien on PWR's assets.

     Our exposure to foreign currency gains and losses has been partially mitigated as we have incurred operating expenses in the principal foreign currencies in which we have invoiced foreign customers. As of December 31, 2000, the Company had no foreign exchange contracts outstanding. The Company's foreign exchange gains and losses are expected to be eliminated given the divestiture of our international operations.

     In 1999, we entered into a five-year consulting agreement pursuant to which we are required to pay 0.3% of our net revenue (subject to an annual minimum fee of $125,000, and an annual maximum fee of $250,000) to the consultant. The term of the agreement, as amended December 2000, may be extended automatically by an additional eighteen months if we report annual net revenues of $45,000,000, and an additional eighteen months should net revenues exceed $65,000,000. Any revenues of acquired companies not introduced directly or indirectly by the consultant are excluded from the above revenue thresholds.

NET OPERATING LOSS CARRYFORWARDS

     We estimate our consolidated tax net operating loss carryforwards to be approximately $38 million at December 31, 2000, after consideration for limitations on the use thereof, which expire in years 2003 through 2020. Under
Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), changes in the ownership or the business of a corporation that has net operating loss carryforwards can result in the inability to use, or the imposition of significant restrictions on the use of, such net operating loss carryforwards to offset future income and tax liability of such corporation. An "ownership change" may be deemed to have occurred under Section 382 of the Code and the regulations thereunder with respect to both the Company and SPC, and the use by the Company of these net operating loss carryforwards will be limited.
We estimate the maximum utilization of such net operating loss carryforwards to be approximately $1,200,000 per year for losses through December 31, 1996. There can be no assurance that we will be able to utilize all of our net operating loss carryforwards. In addition, the foreign losses incurred by SPC may decrease or otherwise restrict our ability to claim U.S. tax credits for foreign income taxes.

POSSIBLE TAX OBLIGATION

     We have applied for a closing agreement with the IRS pursuant to which we would become jointly and severally liable for SPC's tax obligations upon occurrence of a "triggering event" requiring recapture of dual consolidated losses previously utilized by SPC. Such closing agreement would avoid SPC's being required to recognize a tax of approximately $8 million on approximately $24.5 million of SPC's pre-acquisition dual consolidated losses. The IRS determined not to act on our application until SPC submitted certain filings pertaining to pre-acquisition consolidated tax year return filings made by SPC. We submitted these filings in an application for relief from these deficiencies. On August 23, 2000, we received notification from the IRS that it had accepted this application for relief. On November 6, 2000, we re-applied to the IRS for a closing agreement. We believe that the IRS should agree to such a closing agreement, although the IRS has again requested additional information in connection with our application. No assurance can be given that the IRS will agree to the closing agreement or if so when, and any failure to do so could result in the recognition of this tax liability. Should such a closing agreement be obtained, in certain circumstances, a future acquirer of the Company may also be required to agree to a similar closing agreement in order to avoid the same tax liability, to the extent it is able to do so. This could have a material adverse effect on our future ability to sell SPC. The report of our auditors covering the December 31, 2000 consolidated financial statements contains a paragraph emphasizing these dual consolidated losses.

SEASONALITY

     We believe that our professional internet and technology solutions business is not characterized by significant fluctuations, though the fourth quarter of each year may be our period of strongest financial performance as corporations attempt to meet their budget allocations.

INFLATION

     We believe that inflation has generally not had a material impact on our operations.

ITEM 7.  FINANCIAL STATEMENTS.

     We set forth below a list of the financial statements of Vizacom Inc. included in this Annual Report on Form 10-KSB.

Item                                                                   Page*
----                                                                   -----
Independent Auditors' Reports                                           F-1
Consolidated Balance Sheet at December 31, 2000                         F-3
Consolidated Statements of Operations for the years ended
   December 31, 2000 and 1999                                           F-4
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 2000 and 1999                        F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000 and 1999                                            F-6
Notes to Consolidated Financial Statements                              F-7
----------
* Page F-1 follows page 33 to this Annual Report on Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      The information under the captions "Our Executive Officers and Directors", "The Three Classes of Our Board", "Director Compensation", "Board Committees", and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held in 2001 is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION.

      The information under the captions "Executive Compensation", "Stock Option Grants in 2000", "Aggregate Option Exercises in 2000 and Year-End Option Values" and "Employment Agreements" in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held in 2001 is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information under the caption "Security Ownership" in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held in 2001 is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information under the caption "Certain Relationships and Related Transactions" in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held in 2001 is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

      (A) EXHIBITS.

      The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as a part of this annual report.

      (B) REPORTS ON FORM 8-K.

      On January 11, 2001, we filed a Current Report on Form 8-K (Date of
Report: January 10, 2001) with the Commission, as an Item 5 disclosure, reporting (i) the issuance on December 6, 2000 of an additional 285,088 shares of our common stock to each of Vincent DiSpigno and David N. Salav pursuant to post-closing adjustments under the PWR Merger Agreement; (ii) that we were informed by the Nasdaq Listings Investigation Unit that it had closed its investigation regarding our common stock without taking any action; (iii) the receipt by us from Nasdaq on December 1, 2000 of correspondence stating that our common stock may be delisted from trading on or about March 1, 2001 if the minimum bid price does not equal or exceed $1.00 for at least 10 consecutive trading days; (iv) the retaining of Morgan J. Wilbur as a consultant for consideration of 220,000 shares of our common stock; (v) the retaining of Triple Crown Consulting, Ltd. for financial advisory advice for consideration of 200,000 shares of our common stock; (vi) the retaining of Salomon Grey Financial Corporation as a financial advisor and investment banker for aggregate consideration of 450,000 shares of our common stock and warrants to purchase 600,000 shares of our common stock with varying exercise prices; (vii) the application by us to the Internal Revenue Service for a closing agreement regarding the dual consolidated losses of our Software Publishing Corporation subsidiary; and (viii) the amendment to our consulting agreement with Target Capital Corp. and Yitz Grossman.

      On January 30, 2001, we filed a Current Report on Form 8-K (Date of
Report: January 15, 2001) with the Commission, as an Item 5 disclosure, setting forth (i) a restructuring of our operations and management team; (ii) the retaining of SOS Resource Services, Inc. to provide investor relations, public relations and corporate communications services; (iii) the acceptance of subscriptions for the sale of 1,490,000 shares of our common stock to 13 accredited investors for gross proceeds of $372,500; and (iv) the filing of an amendment to our Form 10-KSB for the year ended December 31, 1999.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Vizacom Inc.
Teaneck, New Jersey

We have audited the consolidated balance sheet of Vizacom Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Serif (Europe) Limited, a wholly owned subsidiary, which statements reflect total assets constituting 13.5% of the related consolidated total for 2000, and net losses constituting 17% and 43% of net losses from discontinued operations for 2000 and 1999, respectively. Those financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Serif (Europe) Limited, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of the other auditors, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Vizacom Inc. and subsidiaries as of December 31, 2000, and the consolidated results of their operations and their consolidated cash flows for each of the years in the two- year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced recurring net losses, and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 10, the Company has applied to enter into a closing agreement with the Internal Revenue Service with respect to dual consolidated losses previously utilized by a wholly owned subsidiary of the Company, Software Publishing Corporation ("SPC"). Such closing agreement, if not consummated, will require the Company to recognize a tax of approximately $8 million on approximately $24.5 million of SPC's previous dual consolidated losses.




                                   /s/ Richard A. Eisner & Company, LLP
                                   Richard A. Eisner & Company, LLP
New York, New York
March 23, 2001,
except as to Notes 2 and 17,
the date of which is March 31, 2001

REPORT OF INDEPENDENT AUDITORS
The Board of Directors and Shareholders
Serif (Europe) Limited

We have audited the balance sheets of Serif (Europe) Limited as of December 31, 2000 and 1999, and the related profit and loss accounts and statements of total recognised gains and losses, cash flows and shareholders' equity for each of the two years in the period ended December 31, 2000 (not separately included herein). These financial statements are the responsibility of the Company's directors. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United Kingdom auditing standards and United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Serif (Europe) Limited at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United Kingdom.

Accounting principles generally accepted in the United Kingdom vary in certain respects from accounting principles generally accepted in the United States. The application of the latter would not have materially affected the determination of the shareholders' equity as of December 31, 2000 and 1999 or the determination of net loss for each of the two years in the period ended December 31, 2000.

As discussed in Note 1, the Company's businesses have not been profitable and the Company is in need of financial support. Note 1 describes the directors' plans to address this issue. Since the majority of these plans have not yet been implemented there is substantial doubt about the Company's ability to continue as a going concern.


/s/ Ernst & Young
Ernst & Young
Registered Auditors
Nottingham

Date 26 March 2001

                          VIZACOM INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000
                 (See Note 5 regarding discontinued operations)

ASSETS
Current assets:
   Cash and cash equivalents                                                            $    843,836
   Marketable securities                                                                         797
   Receivables
      Trade, less allowances of $608,975                                                   3,341,960
      Other                                                                                  155,025
      Notes                                                                                   60,336
   Inventories                                                                               864,031
   Prepaid expenses and other current assets                                                 329,152
                                                                                        -------------
      Total current assets                                                                 5,595,137

Property and equipment, net                                                                  818,132
Goodwill, net of accumulated amortization of $1,442,475                                    1,670,040
Business processes and methodologies, workforce, and customer lists, net of
 accumulated amortization of $1,823,746                                                    3,758,254
Restricted cash                                                                              239,838
Deferred consulting costs                                                                  1,371,823
Other assets                                                                                 628,973
                                                                                        -------------
      Total assets                                                                      $ 14,082,197
                                                                                        =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank notes payable                                                                   $  1,214,172
   Related party notes payable                                                               563,867
   Current portion of long-term debt                                                         390,155
   Current portion of capital lease obligations                                               74,950
   Accounts payable                                                                        5,027,736
   Accrued liabilities                                                                     2,622,875
   Sales and value-added taxes payable                                                       386,089
                                                                                        -------------
      Total current liabilities                                                           10,279,844
Long term debt, less current maturities                                                        4,138
Capital lease obligations, less current portion                                               44,579
                                                                                        -------------
      Total liabilities                                                                   10,328,561
                                                                                        -------------

Commitments and contingencies

Stockholders' equity:
   Serial Preferred Stock, par value $.001 per share, 1,939,480 shares authorized
     Junior Participating Preferred Stock, Series A, 100,000 shares authorized, none
      issued and outstanding                                                                       -
   Class B Voting Preferred Stock, Series A, 60,520 shares authorized, none issued
    and outstanding                                                                                -
   Common stock, par value $.001 per share,
    60,000,000 shares authorized, 16,190,869 shares issued                                    16,191
   Additional paid-in capital                                                             70,837,263
   Accumulated deficit                                                                   (66,954,898)
   Accumulated other comprehensive income (loss)                                            (134,525)
   Treasury stock, 3,095 shares, at cost                                                     (10,395)
                                                                                        -------------
      Total stockholders' equity                                                           3,753,636
                                                                                        -------------
      Total liabilities and stockholders' equity                                        $ 14,082,197
                                                                                        =============

See accompanying notes to consolidated financial statements.

                          VIZACOM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Year ended December 31,
                                                                   -----------------------------------
                                                                       2000                   1999
                                                                   ------------           ------------
Net sales                                                          $ 13,457,629           $         -
Cost of sales                                                        11,117,853                     -
                                                                   -------------          ------------
Gross profit                                                          2,339,776                     -

Selling, general and administrative expenses                          6,487,496             2,585,994
Amortization of goodwill, business processes and
  methodologies, workforce, and customer lists                        1,559,758                     -
Impairment loss                                                       4,116,038                     -
Realized gain on marketable securities                               (1,095,348)             (642,444)
Unrealized holding gain on marketable securities                              -              (322,652)
Interest and other expense, net of other income
  of $108,787 and $90,513                                               310,452               (48,891)
                                                                   -------------          ------------
                                                                     11,378,396             1,572,007

   Loss from continuing operations                                   (9,038,620)           (1,572,007)

Discontinued operations:
   Loss from discontinued operations, less applicable
     income tax benefit of $53,116 in 2000 and $250,979 in 1999     (10,051,643)           (4,054,495)
                                                                   -------------          ------------
   Net loss                                                         (19,090,263)           (5,626,502)

Dividends on Series A and Series C Preferred Stock                            -               (56,641)
                                                                   -------------          ------------
   Net loss attributable to common stockholders                    $(19,090,263)          $(5,683,143)
                                                                   =============          ============

Net loss per common share attributable to common stockholders:
   Continuing operations                                           $      (0.78)          $     (0.27)
   Discontinued operations                                         $      (0.87)          $     (0.68)
                                                                   -------------          ------------
   Net loss per common share - basic and diluted                   $      (1.65)          $     (0.95)
                                                                   =============          ============
   Weighted average number of common shares
     outstanding - basic and diluted                                 11,556,760             5,996,507
                                                                   =============          ============

See accompanying notes to consolidated financial statements.

                          VIZACOM INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                            Additional
                                                              Preferred Stock           Common Stock         Paid-In
                                                             Shares     Amount       Shares      Amount      Capital
                                                            -------   ---------    ----------  ----------  ------------
Balance at December 31, 1998                                    930   $  930,000    5,083,653    $ 5,084    $ 45,385,487
Net loss
Increase  in market value of marketable securities                -            -            -          -               -
Currency translation adjustment                                   -            -            -          -               -
Total comprehensive loss                                          -            -            -          -               -
Exchange of Class A preferred for Class C
  preferred stock and warrants, less related costs                -            -            -          -         (33,905)
Redemption of  preferred stock                                 (930)    (930,000)           -          -               -
Dividends paid on preferred stock                                 -            -            -          -         (56,641)
Sale of common stock in private placements, net                   -            -    1,804,066      1,804       3,111,080
Issuance of options and warrants for services                     -            -            -          -         996,954
Common stock issued on exercise of warrants and  options          -            -      217,835        218          52,155
Common stock issued for payment of legal services                 -            -       50,000         50         181,200
Common stock issued  in settlement of liabilities                 -            -       80,024         80         215,369
                                                            --------  -----------   ----------   --------   -------------
Balance at December 31, 1999                                      -   $        -    7,235,578    $ 7,236    $ 49,851,699
Net loss                                                          -            -            -          -               -
Decline in market value of marketable securities                  -            -            -          -               -
Realization of increase in market value on transfer of
  marketable securities in connection with acquisitions           -            -            -          -               -
Currency translation adjustment                                   -            -            -          -               -
Total comprehensive loss                                          -            -            -          -               -
Sale of common stock in private placements, net                   -            -    2,010,943      2,011       7,588,278
Common stock issued on exercise of warrants and options           -            -      455,063        455         803,951
Common stock issued in connection with acquisitions               -            -    4,775,917      4,776      11,160,191
Issuance of options to consultants for an acquisition             -            -            -          -         186,500
Issuance of  warrants in connection with line of credit           -            -            -          -         382,500
Issuance of  common stock, options and warrants for
  consulting services                                             -            -    1,713,368      1,713         864,144
                                                            --------  -----------  -----------   --------   -------------
Balance at December 31, 2000                                      -   $        -   16,190,869    $16,191    $ 70,837,263
                                                            ========  ===========  ===========   ========   =============

                                                                                 Accumulated
                                                                                     Other                          Total
                                                             Accumulated         Comprehensive     Treasury     Stockholders'
                                                               Deficit           Income (Loss)       Stock         Equity
                                                            -------------       ---------------    -----------   -------------
Balance at December 31, 1998                                $(42,238,133)       $          -       $  (10,395)   $  4,072,043
Net loss                                                      (5,626,502)
Increase  in market value of marketable securities                     -           1,753,929                -               -
Currency translation adjustment                                        -              (3,303)               -               -
                                                            -------------       -------------
Total comprehensive loss                                      (5,626,502)          1,750,626                -      (3,875,876)
                                                            -------------       -------------
Exchange of Class A preferred for Class C
  preferred stock and warrants, less related costs                     -                   -                -         (33,905)
Redemption of  preferred stock                                         -                   -                -        (930,000)
Dividends paid on preferred stock                                      -                   -                -         (56,641)
Sale of common stock in private placements, net                        -                   -                -       3,112,884
Issuance of options and warrants for services                          -                   -                -         996,954
Common stock issued on exercise of warrants and  options               -                   -                -         52,373
Common stock issued for payment of legal services                      -                   -                -         181,250
Common stock issued  in settlement of liabilities                      -                   -                -         215,449
                                                            -------------       -------------      -----------   -------------
Balance at December 31, 1999                                $(47,864,635)       $  1,750,626       $  (10,395)   $  3,734,531
Net loss                                                     (19,090,263)                  -                -               -

Decline in market value of marketable securities                       -            (743,010)               -               -
Realization of increase in market value on transfer of
  marketable securities in connection with acquisitions                -          (1,095,348)               -               -
Currency translation adjustment                                        -             (46,793)               -               -
                                                            -------------       -------------
Total comprehensive loss                                     (19,090,263)         (1,885,151)               -     (20,975,414)
                                                            -------------       -------------
Sale of common stock in private placements, net                        -                   -                -       7,590,289
Common stock issued on exercise of warrants and options                -                   -                -         804,406
Common stock issued in connection with acquisitions                    -                   -                -      11,164,967
Issuance of options to consultants for an acquisition                  -                   -                -         186,500
Issuance of  warrants in connection with line of credit                -                   -                -         382,500
Issuance of  common stock, options and warrants for
  consulting services                                                  -                   -                -         865,857
                                                            -------------       -------------      -----------   -------------
Balance at December 31, 2000                                $(66,954,898)       $   (134,525)      $  (10,395)   $  3,753,636
                                                            =============       =============      ===========   =============

See accompanying notes to consolidated financial statements.

                          VIZACOM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Year ended December 31,
                                                                                ------------------------------
                                                                                    2000              1999
                                                                                ------------      ------------
OPERATING ACTIVITIES:
Loss from continuing operations                                                 $ (9,038,620)     $(1,572,007)
Adjustments to reconcile loss from continuing operations
  to net cash used in operating activities:
      Depreciation and amortization                                                2,165,589          477,512
      Impairment loss                                                              4,116,038                -
  Provision for doubtful accounts                                                     91,864                -
  Realized and unrealized gains on marketable securities                          (1,095,348)        (965,096)
  Common stock and stock options issued for legal and licensing matters                    -          101,712
  Warrants and stock options issued for services                                     321,504                -
  Changes in assets and liabilities, net of effects of acquisitions:
      Receivables                                                                    365,114          158,813
      Inventories                                                                     79,152                -
      Prepaid expenses and other current assets                                      (73,881)          41,885
      Other assets                                                                         -           12,173
      Accounts payable                                                               628,825          (94,964)
      Accrued liabilities                                                            719,810          128,160
      Sales and value-added taxes payable                                            (27,257)               -
                                                                                -------------     ------------
            Net cash used in continuing operations                                (1,747,210)      (1,711,812)
            Net cash used in discontinued operations                              (3,136,870)      (1,391,798)
                                                                                -------------     ------------
            Net cash used in operating activities                                 (4,884,080)      (3,103,610)
                                                                                -------------     ------------
INVESTING ACTIVITIES:
Purchase of property and equipment                                                   (73,952)         (93,499)
Decrease (increase) in restricted cash                                                20,000          (59,838)
Increase in security deposits                                                        (13,628)               -
Payment for acquisitions, net of cash acquired                                      (996,460)               -
                                                                                -------------     ------------
            Net cash used in continuing operations                                (1,064,040)        (153,337)
            Net cash used in discontinued operations                              (1,026,132)        (657,772)
                                                                                -------------     ------------
            Net cash used in investing activities                                 (2,090,172)        (811,109)
                                                                                -------------     ------------
FINANCING ACTIVITIES:
Proceeds from sale of common stock - net                                           7,590,289        3,125,675
Proceeds from exercise of warrants and options                                       804,406           52,373
Proceeds from long-term debt                                                         217,378                -
Borrowings under bank notes payable                                               (1,078,237)               -
Payment of related party notes                                                      (698,878)               -
Payment of long-term debt and capital lease obligations                             (111,167)         (44,485)
                                                                                -------------     ------------
Costs related to issuance of equity instruments                                            -          (33,905)
            Net cash used in continuing operations                                 6,723,791        3,099,658
                                                                                -------------     ------------
            Net cash used in discontinued operations                                (255,780)         167,908
                                                                                -------------     ------------
            Net cash provided by financing activities                              6,468,011        3,267,566
                                                                                -------------     ------------

Effect of exchange rate changes on cash and cash equivalents                        (380,418)               -
                                                                                -------------     ------------
Decrease in cash and cash equivalents                                               (886,659)        (647,153)
Cash and cash equivalents at beginning of year                                     1,730,495        2,377,648
                                                                                -------------     ------------
Cash and cash equivalents at end of year                                        $    843,836      $ 1,730,495
                                                                                =============     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest
      Continuing operations                                                     $    184,390      $         -
      Discontinued operations                                                   $     25,723      $    47,329
  Income taxes
      Continuing operations                                                     $        477      $         -
      Discontinued operations                                                   $      8,945      $    15,233

See accompanying notes to consolidated financial statements.

                          VIZACOM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS

     Vizacom Inc. and subsidiaries (collectively, the "Company") is a provider of professional internet and technology solutions. The Company's solutions are intended to build and maintain a web-based business and technology infrastructure for businesses. Specific solutions include: e-business strategy formation, web interface design, and systems planning, development and integration. The Company's clients primarily consist of large, multi-national corporations, small- and mid-sized companies, and early stage internet ventures from a broad range of industries. In early 2001, the Company determined to sell its historical visual communications operations and discontinued its operations in Europe (see Note 5). These actions were taken to enhance the Company's focus on growing its professional internet and technology solutions business in the United States.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Vizacom Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The translation of foreign currencies into United States dollars for subsidiaries where the local currency is the functional currency is performed for balance sheet accounts using the exchange rate in effect at year end and for revenue and expense accounts using an average rate for the period. The unrealized gains and losses resulting from such translation are included as a separate component of stockholders' equity in accumulated other comprehensive loss.

     BUSINESS COMBINATIONS

     The Company has accounted for all business combinations under the purchase method of accounting. Under this method the purchase price is allocated to the assets and liabilities of the acquired enterprise as of the acquisition date based on their estimated respective fair values. The results of operations of the acquired enterprises are included in the Company's consolidated financial statements for the period subsequent to their acquisition.

     CONCENTRATION OF CREDIT RISK

     The Company performs periodic credit evaluations of its customers but generally does not require collateral from them.

     REVENUE RECOGNITION

     Revenue from hardware sales and related services are generally recognized upon shipment of products to customers and recorded net of allowances for anticipated returns. Revenue for production services is based on individual customer contracts and is recognized using the percentage-of-completion method, based on the proportion of actual costs incurred to date to total estimated costs for each contract. Revenue for software royalties is generally recognized upon the sales which give rise to the royalty. Revenue for software product sales is generally recognized upon shipment of products to customers and is recognized net of allowances for anticipated returns for potential excess quantities in the distribution channel. Certain customers have been provided goods on a consignment basis. Revenues on these transactions are recognized upon the sale of products to the ultimate customer. Revenue for "locked versions" of software is recognized when customers purchase an unlocking code.

     CASH EQUIVALENTS

     Cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased.

                          VIZACOM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     MARKETABLE SECURITIES

     The Company accounts for investments in marketable securities pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). SFAS No. 115 requires, among other things, the classification of investments in one of three categories based upon the Company's intent: (a) trading, (b) available-for-sale and (c) held-to-maturity, with trading and available-for-sale securities carried at market value and held-to-maturity securities carried at amortized cost. Realized and unrealized gains and losses are recorded in the statement of operations for trading securities, whereas only realized gains and losses are recorded in the statement of operations for available-for-sale securities and unrealized gains and losses are recorded as a component of other comprehensive income. The Company originally classified its marketable securities as trading securities, and transferred them to available- for-sale securities as a result of certain agreements described in Note 4. For a security transferred from the trading category, the unrealized holding gain or loss at the date of transfer has already been recognized in earnings, and accordingly, is not reversed.

     INVENTORIES

     Inventories, which are principally finished goods, are stated at the lower of cost (first-in, first-out basis) or market.

     DIRECT-RESPONSE ADVERTISING

     Advertising costs associated with direct-response advertising, whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to that advertising, are capitalized and recognized ratably in the future as a percentage of actual period revenues to total revenues anticipated from such advertising. Costs associated with direct-response advertising include mailing list rental, postage, production, and other associated promotional activities. The Company incurred advertising and promotion costs of approximately $4,473,000 in 2000 and $7,582,000 in 1999 substantially all of which relates to discontinued operations.

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

                          VIZACOM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     VALUATION OF LONG-LIVED ASSETS

     Long-lived assets such as property and equipment, goodwill, business processes and methodologies, workforce, customer lists, and investments are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

     PRODUCT DEVELOPMENT COSTS

     Costs incurred in the development of new software products were expensed as incurred until technological feasibility was established. The costs of significant enhancements of products which have established technological feasibility were capitalized, and capitalization is discontinued when the product is available for sale. Approximately $561,000 of product enhancement costs relating to discontinued operations remain capitalized at December 31, 2000, and are included in other assets (see
     Note 5). Amortization, which commences when the products are available for general release to customers, is computed at the greater of the straight-line rate over the estimated life of each product, or an amount based on the ratio of current revenues to the total of current and anticipated revenues. All product development activities were in connection with discontinued operations.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. These estimates principally include provisions for sales returns and allowances, and amortization periods of goodwill and other intangibles. Actual results could differ from these estimates.

     SELF INSURANCE

     The Company is primarily self-insured for its employee health plan, which covers medical, hospital, and dental claims. The Company accrues for claims filed and estimates of claims incurred but not reported. The Company has purchased additional stop-loss coverage at 220% of expected claims in order to limit its exposure to any significant levels of health claims beyond this amount.

     STOCK OPTIONS

     As permitted under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company continues to apply Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations in accounting for its stock-based compensation plans.

                          VIZACOM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     INCOME TAXES

     The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The resulting asset at December 31, 2000 was fully reserved since management presently does not believe it is more likely than not that the tax benefit will ultimately be realized.

     LOSS PER SHARE

     Basic loss per share is computed based upon the weighted average number of common shares outstanding during each year. Stock options and warrants did not have an effect on the computation of diluted loss per share in 2000 and 1999 since they were anti-dilutive.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of the Company's financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities and short- and long-term debt approximate their carrying values because of short-term maturities or because their interest rates approximate current market rates.

     The Company utilized letters of credit to collateralize certain short-term purchases. In the Company's past experience, no claims were made against these financial instruments. Management does not expect any material losses to result from these off-balance sheet instruments because performance is not expected to be required. Therefore management is of the opinion that the fair value of these instruments is zero.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting for derivative instruments and hedging activities. SFAS 133 will require the Company to record all derivatives as assets or liabilities at fair value. The statement requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, SFAS 133 was amended by SFAS 138, which amended or modified certain issues in SFAS 133. SFAS 138 is also effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not believe that SFAS 133 and SFAS 138 will have a material impact on its financial statements.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company has been in compliance with the provisions of SAB 101 and therefore does not believe that SAB 101 will have a material impact on its financial statements.

     RECLASSIFICATIONS

     Certain reclassifications have been made to the 1999 amounts to conform with the 2000 presentation.

                          VIZACOM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   LIQUIDITY AND BUSINESS RISKS

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring net losses since its inception and had a working capital deficiency of ($4,684,707) at December 31, 2000. In January 2001, the Company sold 1,490,000 shares of common stock for aggregate gross proceeds of $372,500. The Company believes that over the next twelve months it will need to raise at least an additional $1,500,000 to meet its currently anticipated liquidity and capital expenditure requirements. The promissory note held by the Company from its former visual communications subsidiary provides for the Company to receive $360,000 in 2001. Management intends to seek additional financing through one or more debt, equity, or convertible securities offerings, through the sale of assets or through a merger or acquisition. There can be no assurance that the Company will be successful in completing any such offering or offerings, sale of assets or merger or acquisition, or any other offerings or transactions, or that the terms of any such offering or offerings, transaction or transactions will be beneficial to the Company or its stockholders. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.   STATEMENTS OF CASH FLOWS

                                                                                        2000              1999
                                                                                    ------------      ------------

     Supplemental disclosure of non-cash financing and investing activities:

     CONTINUING OPERATIONS:
       Unrealized holding (loss) gain on marketable securities                      $  (743,010)      $ 1,753,929
       Warrants issued for deferred consulting costs                                $   656,993       $   923,730
       Issuance of common stock/stock options in payment of liabilities             $   269,361       $   100,000
       Fair value of net assets acquired for common stock, stock options,
         and notes payable                                                          $ 8,157,555       $         -
       Redemption of Class C Preferred Stock with marketable securities             $         -       $   930,000
       Payment of preferred stock dividends with marketable securities              $         -       $    56,641
       Fixed assets acquired with capital lease obligations                         $    16,259       $         -
       Listing fees accrued for capital stock transactions                          $         -       $   (22,828)

     Discontinued operations:
       Fair value of net assets acquired for common stock and notes payable         $ 4,560,832       $         -
       Issuance of common stock / stock options in payment of liabilities           $         -       $   191,249

4.   ACQUISITIONS

     On February 15, 2000, the Company acquired Renaissance Computer Art Center, Inc., d/b/a Renaissance Multimedia, a New York City based interactive web site design firm. The aggregate purchase price, including all direct costs, was $2,706,563 and was paid through the issuance of 449,870 shares of the Company's common stock and a $250,000 cash payment to the Renaissance stockholders. The Company entered into a three-year employment contract with the President of Renaissance Multimedia at an annual salary of $175,000, with certain performance bonus targets. Additionally, the Company granted options to purchase an aggregate of 600,000 shares of its common stock under its 1994 Long Term Incentive Plan to certain employees of Renaissance Multimedia. The $2,483,130 cost in excess of the fair value of the net tangible assets acquired of $223,433 was allocated to goodwill, business processes and methodologies, workforce, and customer lists in accordance with independent appraisals.

                          VIZACOM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   ACQUISITIONS (CONTINUED)

     On March 9, 2000, the Company acquired all of the outstanding shares of Junction 15 Limited, a London based interactive web site design firm. The aggregate purchase price, including all direct costs, was $2,729,593 and was paid through the issuance of 681,818 shares of the Company's common stock and a $250,000 cash payment. The direct costs include 14,036 shares of the Company's common stock which was paid as a finders fee. The Company entered into three-year employment agreements with two directors and stockholders of Junction 15, with annual salaries of approximately $150,000 and $80,000, respectively, with various provisions for pensions, commissions, and bonuses. In January 2001, these employment agreements were terminated. The Company granted options to purchase an aggregate of 250,000 shares of its common stock under its 1994 Long Term Incentive Plan to certain employees of Junction 15. The $2,724,422 cost in excess of the fair value of the net tangible assets acquired of $5,171 was allocated to goodwill, business processes and methodologies, workforce, and customer lists in accordance with independent appraisals. On February 2, 2001 Junction 15 Limited was placed into creditors voluntary liquidation in the United Kingdom (see Note 5).

     On March 27, 2000, the Company acquired PWR Systems, a Long Island, New York based interactive integrator and value-added reseller of computer and digital information equipment, for $8,907,578. The purchase price was paid in the form of a $1,000,000 cash payment, one-year promissory notes in the aggregate principal amount of $500,000, convertible into the Company's common stock at $3.00 per share, and payable in equal monthly installments with interest of 6.3% per annum, and 1,500,000 shares of the Company's common stock, valued at $3.00 per share, issued to the two selling stockholders of PWR. The acquisition agreement also calls for additional contingent consideration of up to $350,000 per annum for the three-year period following the acquisition based upon increases in PWR's earnings before interest, taxes, depreciation, and amortization. The Company was further obligated to issue additional common stock if, during the twelve months following the acquisition, the market price of the Company's common stock fell below $1.00 per share for any thirty consecutive trading-day period. On December 6, 2000, the Company issued to the PWR selling shareholders an aggregate of 560,000 shares of common stock in payment of this contingent consideration. On December 6, 2000 the PWR selling shareholders received 10,176 shares of common stock and will receive, subject to stockholder approval, another 912,900 shares in 2001 as a result of the decline in the Company's share price below $1.00 for thirty consecutive days. The Company entered into three-year employment agreements with PWR's selling stockholders providing for annual salaries of $200,000 each, and provisions for bonuses upon attaining specified performance thresholds. Additionally, the Company granted options to purchase an aggregate of 750,000 shares of its common stock under its 1994 Long Term Incentive Plan to officers, employees and independent contractors of PWR. Furthermore, the Company agreed to prepay, upon receipt of gross proceeds, commencing as of November 12, 1999, of $15,000,000 from equity offerings, 6.3% notes payable in the aggregate principal amount of $762,745 to the PWR selling stockholders, equivalent to the retained earnings of PWR at the closing date. Otherwise, these 6.3% notes will be paid in quarterly installments through March 2001. On January 10, 2001, the foregoing notes were amended to extend the payment schedule until December 2001. The $8,620,960 cost in excess of the fair value of the net tangible assets acquired of $286,618 was allocated to goodwill, business processes and methodologies, workforce, and customer lists in accordance with independent appraisals. In connection with the Company's periodic evaluation of its intangible assets, the Company recorded an impairment charge of $4,116,038 in the fourth quarter of 2000 relating to the goodwill recorded by the Company in this acquisition.

     Under an August 1999 agreement with a third party, the Company agreed to transfer certain of its marketable securities, consisting of shares of common stock of Xceed Inc., based upon the consideration paid for acquisitions of any company identified by this third party. The agreement resulted in the Company transferring the balance of its shares of Xceed common stock in August 1999, or 66,185 shares of Xceed common stock, from trading securities to available-for-sale securities. This resulted in the recognition of an unrealized holding gain at the date of transfer of $322,652. The Company recorded a realized gain of $1,095,348 during the

                          VIZACOM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   ACQUISITIONS (CONTINUED)

     period ended December 31, 2000 related to 59,813 shares of Xceed common stock transferred to this third party in connection with the Company's acquisitions of Renaissance Multimedia and PWR. The gain represents the realization of the appreciation in market value at the dates of these acquisitions. The third party received 14,953 shares of Xceed common stock for the Renaissance Multimedia acquisition and 44,860 shares of Xceed common stock for the PWR acquisition, resulting in respective gains of $371,962 and $723,386.

     On October 11, 2000, the Company acquired all of the outstanding shares of interMETHODS Limited, a London based e-business technology solutions provider. The aggregate purchase price, including all direct costs, was $2,499,476 and was paid through the issuance of 1,560,017 shares of the Company's common stock and an obligation to make a $104,075 deferred payment, which bears interest at 8% per annum and was due January 11, 2001. The Company entered into three-year employment agreements with the three former stockholders of interMETHODS Limited, with annual salaries of approximately $120,000 each, with various provisions for pensions and bonuses. Additionally, the Company granted options to purchase an aggregate of 250,000 shares of its common stock under its 1994 Long Term Incentive Plan to certain employees of interMETHODS. The $2,357,939 cost in excess of the fair value of the net tangible assets acquired of $141,537 was reflected as goodwill. On February 2, 2001 interMETHODS Limited was placed into creditors voluntary liquidation in the United Kingdom (see Note 5).

     The following table summarizes the net assets of such acquired businesses at the dates of acquisition:

                                                                                  Subsequently discontinued
                                                                                         (see Note 5)
                                                                          -------------------------------------------
                                            Renaissance         PWR                       inter-
               Category                      Multimedia        Systems     Junction 15    METHODS         Total
---------------------------------------     ------------     -----------  ------------  -----------------------------
Current assets                              $   365,983      $3,853,423   $  294,204    $   263,383     $ 4,776,993
Noncurrent assets                                97,990          21,436       42,728         88,353         250,507
Total assets                                    463,973       3,874,859      336,932        351,736       5,027,500

Current liabilities                             209,997       3,588,241      331,444        210,199       4,339,881
Noncurrent liabilities                           30,543               -       33,174                      63,717
Total liabilities                               240,540       3,588,241      364,618        210,199       4,403,598

Net assets (liabilities) acquired               223,433         286,618      (27,686)       141,537         623,902
Goodwill                                      1,004,130       5,561,960    1,713,279      2,357,939      10,637,308
Business processes and methodologies            656,000         496,000      484,000              -       1,636,000
Workforce                                       413,000         413,000      180,000              -       1,006,000
Customer lists                                  410,000       2,150,000      380,000              -       2,940,000
Purchase price                              $ 2,706,563      $8,907,578   $2,729,593    $ 2,499,476     $16,843,210

     The following unaudited pro forma summary presents the consolidated results of continuing operations as if the acquisitions had occurred on January 1, 1999 and does not purport to be indicative of what would have occurred on the date indicated or of the results which may occur in the future.

                                                      2000                      1999
                                                 -------------               ------------
Net sales from continuing operations             $ 18,040,041               $ 17,459,605
Loss before extraordinary item                   $( 9,456,250)              $ (3,120,778)
Net loss                                         $( 9,456,250)              $ (3,120,778)
Net loss per share                               $       (.82)              $      (0.39)

                          VIZACOM INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   DISCONTINUED OPERATIONS

     On January 9, 2001, the Company entered into an agreement with a German company for the purchase of certain assets and assumption of liabilities of the Company's Aachen, Germany contact center operation, including the assumption of the remaining lease obligation. The agreement calls for a payment to the Company of approximately $100,000, of which approximately $50,000 would be utilized to pay remaining tax obligations. The $100,000 payment has not been received and is past due. The Company has commenced legal proceedings to collect this amount.

     In February 2001, the Company divested through English law creditors voluntary liquidation the Company's two interactive service firms in the United Kingdom, Junction 15 Limited and interMETHODS Limited. As of December 31, 2000 all of the assets and liabilities of these entities were written off, resulting in an impairment charge of $4,511,063.

     On March 31, 2001, the Company sold its visual communications operations to the management of its Serif subsidiaries. The Company received $150,000 in cash at closing. The Company also holds and a promissory note from Serif Inc. in the aggregate principal amount of $987,500, which note bears interest at a rate of 10% per annum, and which is payable $40,000 per month, except for April and November, in which months the payments are $30,000 and $50,000, respectively. The Company or one of its subsidiaries remain responsible for some potential liabilities. Serif (Europe) Limited received a 12- month exclusive license in Europe and a 24-month non-exclusive license in the rest of the world with respect to the software of the Company's SPC subsidiary. Serif (Europe) Limited was also granted a non-exclusive license to use the Harvard Graphics brand name for the purpose of selling repackaged Serif products using such name. Each of such licenses shall be renewed if minimum royalty and other conditions are met. In consideration therefor, Serif (Europe) Limited will pay a royalty fee of 12.5% in respect of sales of SPC software and 3% of sales of repackaged Serif software. While the Company continues to own SPC, it agreed not to compete with Serif in its software business as long as the licenses are in effect.

     The Company's visual communications operations and London interactive business have been accounted for as discontinued operations and, accordingly, their operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows for all years presented.

     Information relating to the results of operations of the discontinued operations for the year ended December 31, 2000 and 1999 is set forth below:

                                                        2000                  1999
                                                    -------------         -------------
     Net sales                                      $ 14,422,305          $ 19,891,357
     Cost of sales                                     3,972,810             6,371,106
     Gross profit                                     10,449,495            13,520,251

     Selling, general, and administrative             14,670,883            14,720,043
     Product development                                 744,944               896,931
     Amortization of acquired software and goodwill      649,074             2,219,363
     Impairment loss                                   4,511,063                     -
     Interest and other expense, net                     (21,710)              (10,612)
                                                      20,554,254            17,825,725

     Loss before income taxes                        (10,104,759)           (4,305,474)
     Income tax benefit                                  (53,116)             (250,979)
     Loss from discontinued operations              $(10,051,643)         $ (4,054,495)

                          VIZACOM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   Discontinued Operations (continued)

     The assets and liabilities of the discontinued operations are set forth below as of December 31, 2000.

     Current assets:
     Cash                                           $   532,726
     Receivables
       Trade, net                                       211,313
       Other                                             80,719
       Notes                                             60,336
     Inventories, net                                   685,323
     Prepaid expenses and other current assets          120,086
                                                    ------------
     Total current assets                             1,690,503

     Property and equipment, net                        548,200
     Other assets                                       588,668
                                                    ------------
     Total assets                                   $ 2,827,371
                                                    ============

     Current liabilities:
     Accounts payable                                 2,247,643
     Accrued liabilities                              1,578,210
     Sales and value-added taxes payable                343,966
     Current portion of lease obligations                82,337
                                                    ------------
                                                      4,252,156
     Capital lease obligation, long term portion         39,980
                                                    ------------
     Total liabilities                              $ 4,292,136

     Net assets (liabilities):
       Discontinued operations                      $(1,464,765)

                                                    ============

          Assets and liabilities of Junction 15 Limited and interMETHODS Limited as of December 31, 2000, which were written-off as of that date because these entities were placed into creditors voluntary liquidation in the United Kingdom on February 2, 2001, were as follows as of December 31, 2000:

     Current assets                                 $   111,621
     Noncurrent assets                                4,612,103
                                                    ------------
                                                      4,723,724
     Current liabilities                                212,661
                                                    ------------
                                                    $ 4,511,063
                                                    ============

                          VIZACOM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   Property and Equipment

     Property and equipment consists of the following as of December 31, 2000:

     Computer equipment . . . . . . .               $   856,779
     Computer software. . . . . . . .                   220,712
     Office furniture and equipment .                   616,431
     Leasehold improvements . . . . .                   329,220
                                                    ------------
                                                      2,023,142
     Less accumulated depreciation. .                 1,205,010
                                                    ------------
     Total. . . . . . . . . . . . . .               $   818,132
                                                    ============

               Depreciation expense for the years ended December 31, 2000 and 1999 was $474,060 (of which $423,758 was from discontinued operations) and $255,974 (of which $182,648 was from discontinued operations), respectively. Property and equipment included above which relates to discontinued operations had a net book value of $548,200 at December 31, 2000. See Note 5.

7.   LEASES

               The Company leases various office space under non-cancelable operating leases. In addition to the fixed rentals, certain of the leases require the Company to pay additional amounts based on specified costs related to the property. Certain of the leases have renewal options for periods of up to 2 years. The Company received certain sublease income at one of its locations. Restricted cash of $239,838 at December 31, 2000 represents collateral of $200,000 for a letter of credit of like amount which served as a lease security deposit for premises in California previously occupied by the Company and now sub-leased to third parties. The balance represents collateral of $39,838 for a letter of credit of like amount which serves as a lease security deposit for the Company's corporate headquarters in Teaneck, New Jersey. The Company intends to terminate the lease in Teaneck. See Note 17.

               The Company is obligated under various capital leases for computer and office equipment that expire at various dates during the next five years. The book value of capital leases included in fixed assets was as follows at December 31, 2000:

     Computer equipment. . . . . . .                $    72,159
     Computer software . . . . . . .                      7,775
     Office equipment . . . . . . . .                   202,017
                                                        281,951
     Less accumulated amortization. .                   126,414
     Total. . . . . . . . . . . . . .               $   155,537

          Future minimum lease payments under noncancellable operating leases primarily for office and warehouse space and the present value of future minimum lease payments under capital leases as of December 31, 2000 are as follows:

                          VIZACOM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   LEASES (CONTINUED)

                                                 Capital              Operating
                                                 Leases                Leases
                                                 -------              ---------
     Year ending December 31:
     2001. . . . . . . . . . . .               $  83,500            $   551,148
     2002. . . . . . . . . . . .                  42,770                367,223
     2003. . . . . . . . . . . .                   2,881                327,510
     2004. . . . . . . . . . . .                   2,244                278,009
     2005. . . . . . . . . . . .                      --                236,029
                                               ----------           ------------
     Total minimum lease payments .              131,395            $ 1,759,919
     Less amount representing interest
     at rates ranging from 9.5% to 25.8%). .     11,866
                                               ----------
     Present value of net minimum capital lease
     payments. . . . . . . . . .                119,529
     Less current installments .                 74,950
                                               ----------
     Capital lease obligations .               $ 44,579

     Total rental expense for operating leases charged to operations for the years ended December 31, 2000 and 1999 was approximately $690,000 (of which approximately $440,000 was from discontinued operations) and $198,000 (of which $123,000 was from discontinued operations), respectively.

     Of the total $1,759,919 of operating lease commitments, the amounts related to discontinued operations are $215,759 in 2001 and $54,337 in 2002, or $270,096 in the aggregate.

8.   DEBT

     The bank notes payable consist of ninety-day renewable term notes which are secured by the assets of PWR and guaranteed by the Company. The notes bear interest at prime plus one-half percent (10% at December 31, 2000).

     On July 21, 2000, PWR terminated its relationship with its inventory financing lender and repaid the outstanding inventory loan balance of approximately $925,000 with existing working capital. On August 25, 2000, PWR entered into a temporary $500,000 inventory financing security agreement with a finance company. The temporary financing facility provides for 21 to 30 day financing without interest as long as payment is made within the allowable terms. The line is presently collateralized by a second lien on all of the assets of PWR and is guaranteed by the Company. In December 2000, one of PWR's major suppliers was granted a third lien on its assets.

                          VIZACOM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   DEBT (CONTINUED)

     The related party notes consist of notes payable to the two PWR selling stockholders and consist of the following at December 31, 2000:

     Notes payable to stockholders, interest at 6.3%:
     Convertible notes, payable in monthly installments
        through December 2001                                    $ 170,372
     Notes payable in monthly installments through
        March 2001                                                 393,495
                                                                 ----------
                                                                 $ 563,867
                                                                 ==========

     On January 8, 2000, the Company entered into an agreement, which was amended as of March 15, 2000, for a maximum $1,000,000 unsecured line of credit note arrangement with a foreign company. Advances under the arrangement bear interest at 8%. The Company borrowed $1,000,000 on February 17, 2000. This borrowing was paid in full with accrued interest on March 20, 2000. In connection with this credit facility, the Company issued seven-year warrants to purchase an aggregate of 250,000 shares of its common stock exercisable at $3 per share. The warrants were valued at $382,500 and are being charged to interest expense over the two-year benefit period.

     Long term debt consists of the following at December 31, 2000:

     Directors and officers insurance premium financing,
        9.5%, monthly installments of $17,104 through
     September 2001                                              $   217,378
     Amount payable to former stockholder of interMETHODS, 8%        104,175
     Note payable to finance company, 13.7%, through
        November 2002                                                 53,044
     Note payable to landlord, 10%, monthly installments
        of $1,402 through March 2002                                  19,696
                                                                 ------------
                                                                     394,293
     Less current maturities                                         390,155
                                                                 ------------
     Long term portion                                           $     4,138
                                                                 ============

9.   STOCKHOLDERS' EQUITY

     A)   COMMON STOCK

     In 1999, the Company issued 217,835 shares of its common stock pursuant to the exercise of warrants and stock options, for aggregate consideration of $52,373.

     On April 6, 1999, the Company entered into certain financial advisory and investment banking agreements whereby the Company issued warrants to purchase 100,000 and 45,000 shares, respectively, of common stock of the Company at an exercise price of $1.125. The warrants are exercisable for the period from April 6, 2000 through April 6, 2004. The warrants were valued at $69,742 and $31,523, respectively, and the related deferred charges are included in deferred consulting costs. The Company also issued options to purchase 25,000 shares of its common stock to employees of its corporate counsel, at an exercise price of $1.03125 per share. On July 8, 1999 options to purchase 25,000 shares of its common stock were issued to a member of its corporate counsel. On July 20, 1999, the Company issued warrants to purchase an aggregate of 225,000 shares of its common stock at an exercise price of $2.00 per share, through July 20, 2004, in connection with a five-year consulting agreement. Such warrants were valued at $605,250, are being amortized over the term of the related consulting agreement, and the related deferred charges are included in deferred consulting. On October 20,

                          VIZACOM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   STOCKHOLDERS' EQUITY (CONTINUED)

     1999 the Company issued warrants to purchase an aggregate of 100,000 shares of its common stock at an exercise price of $2.00 per share, through October 20, 2004, in connection with a five-year marketing and sales advisory agreement. Such warrants were valued at $196,000, are being amortized over the term of the related marketing and sales advisory agreement, and the related deferred charges are included in deferred consulting. On November 11, 1999, the Company issued warrants to purchase an aggregate of 25,000 shares of its common stock at an exercise price of $2.00 per share, through November 10, 2002, in connection with a consulting agreement. Such warrants were valued at $52,500 and have been expensed. On December 6, 1999, the Company canceled the warrants issued in connection with a certain investment banking agreement based on the assertion that the investment banking firm failed to perform the related services under its agreement. This resulted in a charge to additional paid-in capital of $31,286 in cancellation of the warrant. A dispute relating to these warrants is subject to a pending arbitration proceeding. See further discussion in Note 16. Transaction costs of $9,237 associated with the warrants have been accrued and charged to additional paid-in capital. The Company recorded credits to additional paid in capital of $996,954 as a result of the issuance of the foregoing warrants and options.

     The Company received proceeds in 1999 from private placements of its common stock of $3,112,884 in connection with the following transactions. On June 9, 1999, the Company sold an aggregate of 525,000 shares of Common Stock for aggregate gross proceeds of $1,050,000, before associated transaction costs of $175,702, in a private placement. On July 1, 1999, the Company sold an aggregate of 762,653 shares of common stock for aggregate gross proceeds of $1,510,000, before associated transaction costs of $210,867, in a private placement. During the period September through October 1999, the Company sold units in a private placement, each unit consisting of one share of common stock plus one-quarter of a warrant. Each warrant will allow its holder to purchase one share of common stock at $2.75 per share for a three-year period from date of sale. The Company sold 516,413 units for aggregate gross proceeds of $1,097,375. The associated transaction costs for the September and October offering were $157,922.

     On July 8, 1999, the Company issued 50,000 shares of common stock to the members of its corporate counsel, in payment of $100,000 of accrued legal fees due to such law firm. See Note 13.

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

     On January 8, 2000, the Company entered into a three-year agreement for consulting services primarily related to acquisition and financing assistance pursuant to which the Company issued 650,000 three-year warrants exercisable at $3.00 per share. One hundred thousand of these warrants are exercisable immediately, and 400,000 warrants are exercisable upon the attainment of specified performance targets. In addition, 150,000 warrants are being held in escrow and are to be released on January 7, 2003, or earlier with the Company's approval. The Company has recorded a charge of $172,404 related to the currently exercisable 100,000 warrants.

                          VIZACOM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   STOCKHOLDERS' EQUITY (CONTINUED)

     In March and July 2000, the Company completed two private placements in which it sold 2,010,943 shares of its common stock for gross proceeds of $8,995,545. Under one of these private placements, the Company sold 936,954 shares of its common stock and received gross proceeds of $4,216,294 primarily from U.S. investors. In the other private placement, the Company sold 762,471 shares of common stock in March and 311,518 shares of common stock in July and received gross proceeds of $3,392,996 and $1,386,255, respectively, primarily from European investors.

     On November 28, 2000, the Company entered into an agreement for consulting services relating to financial advisory advice and introductions to investors and investment banking firms for a six-month term. The Company agreed to issue 220,000 shares for these services. The agreement may be terminated at any time.

     On December 27, 2000, the Company entered into an agreement for consulting services relating to financial advisory advice and introductions to investors and investment banking firms for a six-month term. The Company agreed to issue 60,000 shares for these services. This agreement has been terminated and 30,000 of the shares have been cancelled.

     On December 28, 2000, the Company agreed to issue 1,233,368 shares of common stock to a consultant in payment of his accrued fees totaling $269,861. In addition, certain warrants owned by the consultant, its affiliates and a charity were amended to reduce the exercise price thereof to $.2188 per share.

     On December 31, 2000, the Company entered into an agreement for consulting services relating to financial advisory advice and introductions to investors, investment banking firms, and acquisition targets for a two-year term. The Company agreed to issue 200,000 shares for these services. The agreement may be terminated at any time and contains escrow provisions for 175,000 of the shares, 25,000 of which are scheduled to be released quarterly over the term of the agreement.

     The value of common stock and warrants issued for financial advisory services is being amortized over the terms of the related agreements and the related deferred charges are included in deferred consulting costs.

     As of December 31, 2000, the Company had reserved 15,350,412 shares of common stock (not including shares reserved for issuance pursuant to the Rights Agreement, dated as of March 31, 1998, between the Company and American Stock Transer & Trust Company) consisting of 3,637,658 for issued and outstanding non-plan options and warrants, 10,799,854 for the Company's various stock option plans, and, 912,900 shares due the PWR selling shareholders, subject to stockholder approval in 2001(see Note 4).

     B)   PREFERRED STOCK

     There are 1,939,480 authorized shares of Serial Preferred Stock, par value $.001 per share. Any shares of Serial Preferred Stock that have been redeemed are deemed retired and extinguished and may be reissued. The Board of Directors establishes and designates the series and fixes the number of shares and the relative rights, preferences and limitations of the respective series of the Serial Preferred Stock. During 1998, the Company designated a new Class A of the aforementioned shares, and authorized 1,500 shares of Class A Preferred Stock. Under the Company's Certificate of Designations, holders of shares of Class A Preferred Stock were entitled to cumulative dividends of $140 per share per annum, payable semi-annually. The Company retained the right to redeem the Class A Preferred Stock, in part or whole, at any time, upon payment of $1,300 per share of Class A Preferred Stock plus any accrued and unpaid dividends on the Class A Preferred Stock so redeemed. In December 1998, the Company issued 930 shares of Class A Cumulative Non-Convertible Redeemable Preferred Stock, Series A (the "Class A Preferred Stock") in exchange for marketable securities valued at $930,000. In January 1999, the holder of all 930 shares of the Class A 14% Cumulative Non- Convertible Redeemable Preferred Stock ("Class A Preferred") of the Company exchanged such Class A

                          VIZACOM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   STOCKHOLDERS' EQUITY (CONTINUED)

     Preferred shares for the issuance of 930 shares of the Class C Preferred of the Company, and the issuance of warrants to purchase 260,000 shares of Common Stock, at an exercise price of $1.0625 per share, exercisable immediately and expiring in January 2006.

     Holders of shares of Class C Preferred were entitled to cumulative dividends of $110 per share per annum, payable semi-annually. The Company retained the right to redeem the Class C Preferred, in part or in whole, at any time, upon payment of $1,000 per share of Class C Preferred. The Company incurred legal costs in connection with the exchange of Class A for Class C, as well as registration of other securities of $33,905. On July 1, 1999, the Company agreed with the holder (the "Holder") of its shares of Class C 11% Cumulative Non-Convertible Redeemable Preferred Stock ("Class C Preferred") that in the event the Company called for redemption any of its shares of Class C Preferred within 45 days, the Company would sell to the Holder 53,815 shares of Xceed Inc. common stock (the "Xceed Shares"), owned by the Company, at a price of $18.44 per Xceed Share, or $992,349 in the aggregate. On July 14, 1999, the Board of Directors of the Company called for redemption of all outstanding shares of the Class C Preferred of the Company with a record date for such redemption of July 19, 1999. Such transaction was consummated on July 19, 1999, resulting in a realized gain of $642,444 on the exchange of the Xceed Shares.

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

                          VIZACOM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  INCOME TAXES

     At December 31, 2000, the Company has available U.S. net operating loss carryforwards of approximately $38,000,000, after consideration of certain limitations described below, that expire in years 2003 through 2020. The significant components of the Company's deferred tax assets, as of December 31, 2000, are as follows:

     Current:
       Reserve for accounts receivable, inventory and other. .    $    688,000
     Non-current:
       Depreciation. . . . . . . . . . . . . . . . . . . . . .       1,723,000
       Net operating loss carryforwards. . . . . . . . . . . .      15,291,000
                                                                  -------------
     Total deferred tax assets . . . . . . . . . . . . . . . .      17,702,000
       Valuation allowance for deferred tax assets . . . . . .     (17,702,000)
                                                                  -------------
     Net deferred tax assets . . . . . . . . . . . . . . . . .    $          0
                                                                  =============

     The Company's loss before income taxes is comprised of the following:

                                                   Year ended December 31,
                                                ----------------------------
                                                2000                    1999
                                                ----                    ----

     United States. . . . . . . . . . . . .    $(10,561,627)        $(4,085,861)
     Foreign. . . . . . . . . . . . . . . .      (8,581,752)         (1,791,619)
                                               -------------        ------------
                                               $(19,143,379)        $(5,877,480)
                                               =============        ============

     The income tax benefit of ($53,116) for 2000 and ($250,978) for 1999 consists principally of the sale of certain net operating losses in connection with a state technology transfer program.

     The reconciliation of income tax computed at the United States federal statutory tax rates to the recorded income tax expense is as follows:

                                                  Year ended December 31,
                                               ----------------------------
                                               2000                    1999
                                               ----                    ----

     Tax (benefit) at United States
       federal statutory rates. . . . .      $ (6,509,000)        $ (1,998,000)
     Non-usable net operating loss
       carryforwards and other permanent
       differences. . . . . . . . . . .         8,226,000           23,598,000
     Change in valuation allowance. . .        (1,717,000)         (21,600,000)
     Foreign and state income taxes (benefit)     (53,116)            (250,978)
                                             -------------        -------------
                                             $    (53,116)        $   (250,978)
                                             =============        =============

                          VIZACOM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  INCOME TAXES (CONTINUED)

     The Tax Reform Act of 1986 enacted a complex set of rules limiting the potential utilization of net operating loss and tax credit carryforwards in periods following a corporate "ownership change." In general, for federal income tax purposes, an ownership change is deemed to occur if the percentage of stock of a loss corporation owned (actually, constructively and, in some cases, deemed) by one or more "5% shareholders" has increased by more than 50 percentage points over the lowest percentage ownership of such stock owned during a three- year testing period. With regard to the purchase of SPC, such a change in ownership occurred. As a result of the change, the Company's ability to utilize its net operating loss carryforwards will be limited to approximately $1.2 million of taxable income per year for losses through December 31, 1996. The Company has concluded that certain of its net operating loss carryforwards will not be usable as a result of these various limitation rules, and accordingly has eliminated them as deferred tax assets in 1999 against the related valuation allowance. The decrease of $21,600,000 in the valuation allowance during the year ended December 31, 1999 was due principally to this application.

     In connection with the purchase of SPC in December 1996, the Company applied for a closing agreement with the Internal Revenue Service (the "IRS") in September 1997 pursuant to which the Company would become jointly and severally liable for SPC's tax obligations upon occurrence of a "triggering event" requiring recapture of dual consolidated losses previously utilized by SPC. Such closing agreement would avoid SPC's being required to recognize a tax of approximately $8 million on approximately $24.5 million of SPC's pre- acquisition dual consolidated losses. The IRS determined not to act on the Company's application until SPC submitted certain filings pertaining to pre-acquisition consolidated tax year return filings made by SPC. The Company submitted these filings in an application for relief from these deficiencies. On August 23, 2000 the Company received notification from the IRS that it had accepted its application for relief. On November 6, 2000, the Company re-applied to the IRS for a closing agreement. The Company believes that the IRS should agree to such a closing agreement, although the IRS has again requested additional information in connection with the Company's application. No assurance can be given that the IRS will agree to the closing agreement or if so when, and any failure to do so could result in the recognition of this tax liability. Should such a closing agreement be obtained, in certain circumstances, a future acquirer of the Company may also be required to agree to a similar closing agreement in order to avoid the same tax liability, to the extent it is able to do so. This could have a material adverse effect on the Company's future ability to sell SPC.

11.  STOCK OPTION PLANS

     The Company has five stock options plans: the 2000 Equity Incentive Plan, the 1994 Long-Term Incentive Plan (the "1994 Incentive Plan"), the Outside Directors and Advisors Stock Option Plan (the "Outside Directors and Advisors Plan"), and the Software Publishing Corporation 1989 Stock Option Plan and Software Publishing Corporation 1991 Stock Option Plan (collectively, the "SPC Stock Plans"). All plans are administered by the Board of Directors or a committee thereof.

     Elements of the Company's various stock option plans include the following:

                          VIZACOM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  STOCK OPTION PLANS (CONTINUED)

     THE 2000 EQUITY INCENTIVE PLAN - In August 2000, the Company's stockholders approved the 2000 Equity Incentive Plan. Under the terms of the 2000 Equity Incentive Plan, the Company's Board of Directors or a committee thereof may grant stock options, stock bonuses, restricted stock, stock appreciation rights, performance grants and other types of awards to employees, consultants and others who perform services for the Company at such prices as may be determined by the Board of Directors (which price may be no less than 85% of the fair market value of the common stock on the date of grant in the case of nonqualified stock options). The maximum number of shares of common stock that initially may be issued under the 2000 Equity Incentive Plan is 5,000,000.

     THE 1994 INCENTIVE PLAN - In December 1993, the Company's Board of Directors and stockholders adopted the 1994 Incentive Plan. Under the terms of the 1994 Incentive Plan, the Company's Board of Directors or a committee thereof may grant stock options, stock appreciation rights, restricted stock, performance grants and other types of awards to employees, consultants and others who perform services for the Company at such prices as may be determined by the Board of Directors (which price may be no less than 85% of the fair market value of the common stock on the date of grant in the case of nonqualified stock options). In July 1999, the Company's stockholders approved the increase of the maximum number of shares of common stock subject to the 1994 Incentive Plan from 1,333,333 to 5,000,000. The options currently outstanding vest over a period of up to five years and expire after 10 years.

     THE OUTSIDE  DIRECTORS  AND ADVISORS  PLAN - In August 1995,  the Company's
     Board of Directors and stockholders approved the Company Directors Plan. Under the terms of this plan, each new non-employee director receives options to purchase 25,000 shares exercisable at fair market value on the date of grant upon becoming such a director. In addition, on each August 1 thereafter each such person will receive options to purchase 25,000 shares of the Company's common stock at an exercise price equal to the fair market value at the respective dates of grant. In July 1999, the Company's stockholders approved the increase of the maximum number of shares of common stock under the Company Directors Plan from 166,666 to 750,000. The options vest over a period of two years and expire after 10 years.

     THE SPC STOCK PLANS - Options under the SPC Stock Plans may be granted for periods of up to ten years, for the 1989 plan, at prices no less than 50% of fair value and, for the 1991 plan, an exercise price no lower than 85% of fair value, in each case for non qualified options, and at not less than fair market value for incentive stock options. To date all options have been issued at fair value. Options become exercisable at such times and under such conditions as determined by the Board of Directors. As a result of the acquisition of SPC by the Company all options outstanding under the SPC Plans were converted (based on the exchange ratio used to complete the acquisition) to options to acquire the Company's common stock. The maximum number of shares of common stock subject to the SPC Stock Plans is 223,040.

     In addition to the plans described above, the Company's Board of Directors from time-to-time has granted outside consultants, employees, and vendors non-plan options. Specific terms of each such grant are at the sole discretion of the Board of Directors and are generally at prices not less than the fair market value at the date of grant.

                          VIZACOM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  STOCK OPTION PLANS (CONTINUED)

     Activities under the plans and for the non-plan options are detailed in the following table:


                                                                                                                          Weighted
                                                                 Outside                                                  Average
                                           1994            Directors                           2000 Equity                Exercise
                                         Incentive       and Advisors         SPC               Incentive       Non-     Price Per
                                           Plan             Plan              Plans                Plan         Plan        Share
                                         ---------       ------------         -----            -----------      ----     -----------

Outstanding at January 1, 1999. .        1,141,697         155,662            8,040                    -       16,666    $     2.43
Granted . . . . . . . . . . . . .          400,000          75,000          215,000                    -      442,033          1.58
Forfeited . . . . . . . . . . . .         (177,212)        (55,555)          (5,055)                   -       (3,000)        (2.27)
Exercises . . . . . . . . . . . .          (13,478)         (2,222)               -                    -       (1,750)         1.35
Outstanding at December 31, 1999.        1,351,007         172,885          217,985                    -      453,949    $     2.13
Granted . . . . . . . . . . . . .        3,761,384         100,000                -              290,000            -          3.82
Forfeited . . . . . . . . . . . .         (438,196)        (50,000)         (38,763)              (5,000)           -         (3.34)
Exercises . . . . . . . . . . . .          (77,329)        (10,694)         (11,242)                   -       (2,250)         1.85
Outstanding at December 31, 2000.        4,596,866         212,191          167,980              285,000      451,699    $     3.25

Exercisable at December 31, 2000.        1,787,244         142,602          111,355               20,000      262,865    $     3.05

Exercisable at December 31, 1999.          795,880         116,283           78,147                    -      174,032          2.59


     As of December 31, 2000, 10,799,854 shares of common stock are reserved for issuance under the plans described above.

     The weighted average fair value of options granted was $2.27 and $.93 for 2000 and 1999, respectively. At December 31, 2000, for each of the following classes of options as determined by range of exercise price, set forth below is information regarding weighted-average exercise prices and weighted average remaining contractual lives of each class:

                                                                                 Weighted                             Weighted
                                                                                  Average                             Average
                                                                                 Remaining         Number of       Exercise Price
                                                            Weighted           Contract Life       Options           of Options
                                         Number of      Average Exercise       of Outstanding      Currently         Currently
      Option Class                        Options       Price of Options          Options         Exercisable       Exercisable
-----------------------------------------------------------------------------------------------------------------------------------
$ 0.59 -  $ 1.97..                       2,398,478      $           1.27           8.55            1,208,388        $      1.17
$ 2.03 -  $ 3.83..                       1,660,463      $           3.27           8.81              585,499        $      3.39
$ 5.31 -  $ 7.50..                       1,571,985      $           5.70           9.03              452,859        $      5.81
$10.29 -  $23.50..                          82,810      $          13.61           5.23               77,320        $     13.55


     Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, and has been determined as if the Company had been accounting for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 2000 and 1999, respectively: weighted-

                          VIZACOM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  STOCK OPTION PLANS (CONTINUED)

     average risk-free interest rates of 5.9% for 2000 and 5.3% for 1999; no dividends; volatility factors of the expected market price of the Company's common stock of 100% for 2000 and 1999; and a weighted-average expected life of the options of 3 years for 2000 and 2 years for 1999.

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

                                                    2000               1999
                                                    ----               ----

     Pro forma net loss                         $(23,083,116)      $(7,036,731)
     Pro forma net loss per share -
       basic and diluted                        $      (2.00)      $     (1.18)

     The pro forma disclosures presented above for 2000 and 1999, respectively, reflect compensation expense only for options granted in 1996 and thereafter. These amounts may not necessarily be indicative of the pro forma effect of SFAS No. 123 for future periods in which options may be granted, due to possible future grants and the effect of the exclusion of pre-1996 grants.

12.  RETIREMENT PLANS

     The Company maintains a defined contribution 401(k) savings plan ("401(k) plan") for the benefit of eligible employees. Under the 401(k) plan, a participant may elect to defer a portion of annual compensation. Contributions to the 401(k) plan are immediately vested in plan participants' accounts. Plan expenses were $3,444 and $3,310 for 2000 and 1999, respectively. The Company provides similar plans for the benefit of eligible employees at its European subsidiaries.

13.  RELATED PARTY TRANSACTIONS

     In April 1999, the Company issued options to purchase 25,000 shares of its common stock to employees of its corporate law firm, of which the Company's Chairman of the Board is a member, at an exercise price of $1.03. In July 1999, 50,000 shares of common stock were issued to the members of this law firm, in payment of legal fees. In addition, in June and July 1999, options to purchase an aggregate of 100,000 shares of common stock were granted to the members of this law firm at exercise prices of $2.75 and $3.08 per share. Options to purchase 75,000 of these shares were granted under the Company's 1994 Long Term Incentive Plan.

     On January 28, 2000 the Company issued options to purchase 24,000 shares of its common stock to employees of the Company's corporate law firm.

     In 1999 and 2000, the Company compensated its former Chairman of the Board of Directors for his services as such at the rate of $60,000 per annum. In November 1999, the Company agreed to pay its Chairman an additional $3,000 per month for November and December 1999 for additional services the Company requested that he perform.

                          VIZACOM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  RELATED PARTY TRANSACTIONS (CONTINUED)

     The Company incurred legal expenses of approximately $1,095,000 in 2000 and $447,000 in 1999 (of which approximately $500,000 in 2000 and $123,000 in
     1999 related to equity transactions and was charged to additional paid in capital) to a law firm in which the current Chairman of the Board of the Company is a member. $677,000 and $124,000 of these amounts is included in accounts payable at December 31, 2000 and 1999, respectively.

     The  Company  has  certain  note   obligations   to  the  two  PWR  selling
     stockholders, who are also two directors and officers of the Company and its PWR subsidiary. See Note 8.

14.  SEGMENT INFORMATION

     During 2000, the Company completed four acquisitions described in Note 4. The two domestic acquisitions formed the foundation for the Company's professional internet and technology solutions business, which is referred to as Vizy Interactive and consists of Vizy Interactive New York, formerly known as Renaissance Multimedia, and Vizy Interactive-PWR Systems, formerly known as PWR Systems. Revenues from this business segment consist primarily of e-commerce consulting, web site design, web and systems integration services and computer hardware sales.

     In early 2001, the Company determined to divest its software and overseas operations so as to better focus on developing its internet and technology solutions business in the U.S. Accordingly, on January 9, 2001 the Company entered into an agreement with a German company for the sale of certain assets and assumption of liabilities of the Company's Aachen, Germany contact center operation. On February 2, 2001, Junction 15 Limited and interMETHODS Limited, two companies in London, England which the Company acquired in 2000, were placed into creditors voluntary liquidation in the United Kingdom, and in early 2001, the Company determined to dispose of its software operations (See Note 5). These software and overseas operations are reflected in discontinued operations.

     The Company's historical business consisted primarily of its direct sale of software and digital cameras, collectively referred to as visual communications products, utilizing the Company's direct mail marketing and telemarketing operations at its Nashua, New Hampshire, Nottingham, England and Aachen, Germany call center locations. The Company's web-enabled call center business is referred to as Dialog24. The results of the Company's VisualCities.com website business and Dialog24 business are included in "Visual Communications Products."

                          VIZACOM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  SEGMENT INFORMATION (CONTINUED)

     Information concerning the Company's 2000 segment operations is set forth below:

                                                   Foreign             Visual
                                                Operations in      Communications       Vizy
                                                 Liquidation          Products       Interactive      Corporate       Consolidated

YEAR ENDED DECEMBER 31, 2000:

 CONTINUING OPERATIONS
Net sales                                       $         -        $          -     $ 13,457,929      $         -     $  13,457,929
Investment gains                                          -                   -                -       (1,095,348)       (1,095,348)
Depreciation and amortization                             -                   -        1,580,585          585,004         2,165,589
Impairment loss                                           -                   -        4,116,038                -         4,116,038
Warrants and stock options for consulting
  services                                                -                   -                -          321,504           321,504
Segment profit (loss)                                     -                   -       (6,311,419)      (2,727,201)       (9,038,620)
Total assets                                              -                   -        9,179,616        2,075,211        11,254,827

 DISCONTINUED OPERATIONS
Net sales                                      $  1,368,241        $  13,054,064    $          -      $         -     $  14,422,305
Depreciation and amortization                       651,669            1,256,909               -                -         1,908,578
Impairment loss                                   4,511,063                    -               -                -         4,511,063
Segment profit (loss)                            (5,866,964)          (4,184,679)              -                -       (10,051,643)
Total assets                                              -            2,827,370               -                -         2,827,370

YEAR ENDED DECEMBER 31, 1999:

 CONTINUING OPERATIONS
Net sales                                      $          -        $           -    $          -      $         -     $           -
Investment gains                                          -                    -               -         (965,096)         (965,096)
Depreciation and amortization                             -                    -               -          477,512           477,512
Warrants and stock options for consulting
   services                                               -                    -               -          101,712           101,712
Segment profit (loss)                                     -                    -               -       (1,628,648)       (1,628,648)
Total assets                                              -                    -               -        4,586,789         4,586,789

 DISCONTINUED OPERATIONS
Net sales                                                          $  19,891,357    $          -      $         -     $  19,891,357
Depreciation and amortization                  $          -            2,430,246               -                -         2,430,246
Warrants and stock options for consulting
 services                                                 -               25,000               -                -            25,000
Segment profit (loss)                                     -           (4,054,495)              -                -        (4,054,495)
Total assets                                              -            5,888,182               -                -         5,888,182


15.  CLIENT CONCENTRATION AND CREDIT RISK; CONCENTRATION OF DEBT

     For the year ended December 31, 2000, no single customer represented a significant sales concentration or credit risk. For the year ended December 31, 1999, one customer accounted for 19% of the Company's consolidated net accounts receivable. The Company is not aware of any significant concentration of business transacted with a particular customer that could, if suddenly eliminated, have a material adverse impact on its operations. The Company is dependent on the availability of two short term loans from financial institutions to finance its operations. Neither lender has any long term commitment to lend. The unavailability of either or both of these borrowings would have a material adverse effet on its business. Except for such dependency on these two short term loans, the Company does not have a concentration of available sources of labor, services, licenses or other rights that could, if suddenly eliminated, have a material adverse impact on its operations.

                          VIZACOM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  COMMITMENTS AND CONTINGENCIES

     LITIGATION

     In the fourth quarter of 1998, an action was commenced against Software Publishing Corporation ("SPC") in California in which plaintiff is seeking $300,000 in damages for SPC's alleged violation of a lease for office space located in San Jose, California. This is the location at which SPC had its principal place of business and at which the Company had its principal executive offices during the period of January 1997 through January 1998. Neither the Company nor SPC currently has any offices at this location. SPC has filed an answer in this action denying the plaintiffs' claims. This action currently is in the discovery stage. In October 2000, the plaintiff amended its complaint to name Neil M. Kaufman, the Company's chairman of the board, as a defendant. While it is reasonably possible that SPC may have some liability to the plaintiff, the Company believes this action, including the claim against Mr. Kaufman, is without merit and intends to vigorously defend this action.

     In February 2000, the Company received a demand for arbitration with respect to certain fees payable in connection with an investment banking agreement which it terminated. The claim calls for payment of $45,000 and reinstatement or the value of warrants to purchase 150,000 shares of common stock cancelled upon termination of the investment banking agreement or payment of the value of such warrants, and legal and other expenses in connection with the arbitration. The arbitration is in the discovery stage. The Company believes that the claims in this arbitration action are without merit and intends to vigorously defend this action.

     In addition to the aforementioned litigation, the Company has other litigation matters in progress in the ordinary course of business. The Company has made provision for the estimated charges which it expects to incur in resolving litigation in progress and, in the opinion of management, all pending litigation of the Company will be resolved without a further material effect on the Company's financial position, results of operations or cash flows.

     On January 9, 2001, the Company entered into an agreement with a German company to sell certain assets and liabilities of the Company's Aachen, Germany contact center operation, including the assumption of the remaining lease obligation. The agreement calls for a payment of approximately $100,000, of which approximately $50,000 would be utilized to pay remaining tax obligations. The $100,000 payment has not been received and is past due. The Company has commenced legal proceedings to collect this amount.

     On February 2, 2001, the Company divested Junction 15 Limited and interMETHODS Limited, its London- based subsidiaries acquired during 2000, through creditors voluntary liquidation in the United Kingdom. The Company terminated the employment of the two executives of Junction 15 Limited and interMETHODS Limited, and it currently intends to pursue indemnification claims for breaches of representations and warranties by the sellers of both Junction 15 Limited and interMETHODs Limited.

     LONG TERM CONSULTING AGREEMENT

     In 1998, the Company entered into a five-year financial consulting agreement pursuant to which the Company is required to pay .30% of its net revenue (subject to an annual minimum fee of $125,000, and an annual maximum fee of $250,000) to the consultant. The term of the agreement, as amended December 2000, may be automatically extended by an additional eighteen months if the Company reports annual net revenues of $45,000,000, and an additional eighteen months should net revenues exceed $65,000,000. Any revenues of acquired companies not introduced directly or indirectly by the consultant are excluded from the above revenue thresholds.

                          VIZACOM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

     EMPLOYMENT AGREEMENT

     On July 14, 1999, the Company entered into a three-year employment agreement with the Company's then president and chief executive officer. Under the terms of the agreement, the chief executive was to receive $162,500 base pay with minimum $10,000 annual increases during the term of the agreement. Such annual increases may be revised upward at the discretion of the Compensation Committee of the Board of Directors. The chief executive was to receive a $25,000 bonus upon the Company's attainment of its first profitable fiscal quarter. The conditions for payment of the bonus were not met. The chief executive was also to receive a quarterly bonus of 3% of the Company's income before extraordinary items. In the event of a change of control, the agreement provided that the chief executive had the right to terminate the employment agreement within six months thereafter, and receive payment of three times the average annual cash compensation paid by the Company to the chief executive over the previous five years, less $1.00. The agreement further contained restrictions on the officer engaging in competition with the Company for the term thereof and for up to one year thereafter, and provisions protecting the Company's proprietary rights and information.

     On January 15, 2001 the Company's chief executive resigned. Pursuant to a settlement and release agreement, he will receive $10,500 monthly for consulting services through April 15, 2001 and received 300,000 shares of the Company's common stock. Additionally he will receive five percent of the gross proceeds received by the Company from the sale of our visual communications operations.

17.  SUBSEQUENT EVENTS

     On January 2, 2001 the Company retained a consultant for the purpose of providing financial advisory and investment banking advice for a one-year term. Pursuant to this agreement, the Company agreed to issue 450,000 shares of its common stock and three-year warrants to purchase 600,000 shares of common stock. On February 28, 2001, this agreement was terminated, and the consultant returned all Company owned securities obtained pursuant to the agreement which were still owned by it.

     On January 15, 2001 the Company retained a consultant for the purpose of providing investor relations, public relations and corporate communications and other services for a one-year term. Pursuant to this agreement, the Company agreed to issue 300,000 shares of its common stock, 100,000 of which shares are subject to a lockup agreement that prohibits their sale prior to July 15, 2001, and three-year warrants to purchase 200,000 shares of common stock; 100,000 immediately exercisable at an exercise price of $.25 per share, and 100,000 exercisable commencing July 15, 2001 at an exercise price of $1.00 per share.

     On January 26, 2001, the Company accepted subscriptions for a total of 1,490,000 shares of common stock from 13 accredited investors for gross proceeds of $372,500.

     In February 2001, the Company divested through English law creditors voluntary liquidation the Company's two interactive service firms in the United Kingdom, Junction 15 Limited and interMETHODS Limited. See Note 5.

                          VIZACOM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.  SUBSEQUENT EVENTS(CONTINUED)

     On March 31, 2001, the Company sold its visual communications operations to the management of its Serif subsidiaries. The Company received $150,000 in cash at closing. The Company also holds a promissory note from Serif Inc. in the aggregate principal amount of $987,500, which note bears interest at a rate of 10% per annum, and which is payable $40,000 per month, except for April and November, in which months the payments are $30,000 and $50,000, respectively. The Company or one of its subsidiaries remain responsible for some potential liabilities. Serif (Europe) Limited received a 12- month exclusive license in Europe and a 24-month non-exclusive license in the rest of the world with respect to the software of our SPC subsidiary. Serif (Europe) Limited was also granted a non-exclusive license to use the Harvard Graphics brand name for the purpose of selling repackaged Serif products using such name. Each of such licenses shall be renewed if minimum royalty and other conditions are met. In consideration therefor, Serif (Europe) Limited will pay a royalty fee of 12.5% in respect of sales of SPC software and 3% of sales of repackaged Serif software. While the Company continues to own SPC, it agreed not to compete with Serif in its software business as long as the licenses are in effect.

     The Company intends to enter into a Sublease Termination Agreement for its former Teaneck, New Jersey corporate headquarters location. Under the anticipated agreement the Company expects its remaining lease obligations will terminate.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             VIZACOM INC.

Dated: April 2, 2001                 By:    /s/ Vincent DiSpigno
                                        ----------------------------------
                                            Vincent DiSpigno
                                            President
                                            (Principal Executive Officer)


Dated: April 2, 2001                 By:    /s/ Alan W. Schoenbart
                                        ----------------------------------

                                           Alan W. Schoenbart
                                            Vice President - Finance, Treasurer
                                            and Chief Financial Officer
                                            (Principal Financial Officer)


                                POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10- KSB has been signed on April 2, 2001 by the following persons in the capacities indicated. Each person whose signature appears below constitutes and appoints Vincent DiSpigno and Neil M. Kaufman, with full power of substitution, his/her true and lawful attorney-in-fact and agent to do any and all acts and things in his/her name and on his/her behalf in his/her capacities indicated below which he may deem necessary or advisable to enable Vizacom Inc. to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-KSB, including specifically, but not limited to, power and authority to sign for him/her in his/her name in the capacities stated below, any and all amendments thereto, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in such connection, as fully to all intents and purposes as he/her might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

    /s/ Vincent DiSpigno
---------------------------------  President and Director
      Vincent DiSpigno             (Principal Executive Officer)


   /s/ Alan W. Schoenbart          Vice President - Finance and
---------------------------------  Chief Financial Officer
     Alan W. Schoenbart            (Principal Accounting Officer)


   /s/ Neil M. Kaufman             Chairman of the Board and Secretary
---------------------------------
      Neil M. Kaufman


   /s/ David N. Salav              Vice President and Director
---------------------------------
      David N. Salav


   /s/ Marc E. Jaffe               Director
---------------------------------
      Marc E. Jaffe


  /s/ Francis X. Murphy            Director
---------------------------------
      Francis X. Murphy


   /s/ David A. Buckel             Director
---------------------------------
      David A. Buckel

                                  VIZACOM INC.
                                INDEX TO EXHIBITS

Exhibit
Number    Description of Exhibit

3.1 Composite of Certificate of Incorporation of the Company, as amended to date. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (Date of Report: July 1, 1999) (Commission File Number: 1-14076), filed with the Commission on July 15, 1999.)
3.2      By-laws  of  the  Company, as  amended.  (Incorporated by  reference to
         Exhibit 3.3 to the Company's Annual Report on Form 10-KSB (Commission File Number: 1-14076), for the year ended December 31, 1997, filed with the Commission on April 16, 1998.)
4.1      Specimen  Common  Stock  Certificate.  (Incorporated  by  reference  to
         Exhibit 4.1 to the Company's Annual Report on Form 10-KSB (Commission File Number: 1-14076), for the year ended December 31, 1997, filed with the Commission on April 16, 1998.)
10.1     Company  2000  Equity  Incentive  Plan  (Incorporated  by  reference to
         Exhibit  4  to  the  Company's  Registration  Statement  on  Form   S-8
         (Registration Number: 333-46994) filed with the Commission on September 29, 2000.)
10.2 Company 1994 Long Term Incentive Plan, as amended to date. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (Date of Report: July 1, 1999) (Commission File
         Number: 1-14076), filed with the Commission on July 15, 1999.)
10.3 Company Outside Director and Advisor Stock Option Plan, as amended to date. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (Date of Report: July 1, 1999) (Commission File Number: 1-14076), filed with the Commission on July 15, 1999.)
10.4 SPC 1989 Stock Plan. (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Registration Number:
         333-19509), filed with the Commission on January 10, 1997.)
10.5 SPC 1991 Stock Option Plan. (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Registration
         Number: 333-19509), filed with the Commission on January 10, 1997.)
10.6 Form of Indemnification Agreement between the Registrant and its executive officers and directors. (Incorporated by reference to Exhibit
         10.8 to the Company's Registration Statement on Form SB-2(Registration
         Number: 33-97184), filed with the Commission on September 21, 1995.)
10.7 Form of Underwriters' Purchase Option (Specimen). (Incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-KSB, for the year ended December 31, 1997, filed with the Commission on April 16, 1998.)
10.8 Rights Agreement, dated as of March 31, 1998, between the Company and American Stock Transfer & Trust Company. (Incorporated by reference to
         Exhibit 10.51 to the Company's Annual Report on Form 10-KSB (Commission File Number: 1-14076), for the year ended December 31, 1997, filed with the Commission on April 16, 1998.)
10.9 Consulting Agreement between the Company and Target Capital Corp. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Date of Report: January 11, 1999) (Commission File
         Number: 1-14076), filed with the Commission on January 20, 1999.)
10.10 Amendment, dated as of December 28, 2000, to the Consulting Agreement, dated as of December 17, 1998, between the Company, Target Capital Corp., and Yitz Grossman (Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K (Date of Report: January 10,
         2001) (Commission File Number: 1-14076) filed with the Commission on January 11, 2001.)
10.11 Consulting Agreement, dated as of December 18, 1998, between the Company and Michel Ladovitch. (Incorporated by reference to Exhibit
         10.2 to the Company's Current Report on Form 8-K (Date ofReport:
         January 11, 1999) (Commission File Number: 1-14076), filed with the Commission on January 20, 1999.)

10.12 Warrant Certificate, with respect to 600,000 shares of Common Stock, registered in the name of RegencyInvestment Partners. (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K (Date of Report: January 11, 1999) (Commission File Number: 1-14076), filed with the Commission on January 20, 1999.)
10.13 Letter Agreement, dated April 20, 1999, between the Company and Seafish Partners. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1999 (Commission File Number 1-14076), filed with the Commission on May 20, 1999.)
10.14 Agreement, dated July 1, 1999, between the Company and Seafish Partners. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Date of Report: July 1, 1999) (Commission File Number: 1-14076), filed with the Commission on July 15, 1999.)
10.15 Employment Agreement, dated July 14, 1999, between Vizacom Inc. and Mark E. Leininger. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (Date of Report: July 1, 1999) (Commission File Number: 1-14076), filed with the Commission on July 15, 1999.)
10.16 Settlement and Release Agreement, dated as of January 15, 2001, between the Company and Mark E. Leininger (Incorporated by reference to Exhibit
         10.1 to the Company's Current Report on Form 8-K (Date of Report:
         January 15, 2001) (Commission File Number: 1-14076) filed with the Commission on January 31, 2001.)
10.17 Agreement and Plan of Merger, dated as of February 15, 2000, among Vizacom Inc., RCAC Acquisition Corp., Renaissance Computer Art Center, Inc. and the former stockholders of Renaissance Computer Art Center, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Date of Report: February 15, 2000) (Commission File Number: 1-14076), filed with the Commission on February 22, 2000.)
10.18 Escrow Agreement, dated as of February 15, 2000, among Vizacom Inc., Renaissance Computer Art Center Inc., the former stockholders of Renaissance Computer Art Center, Inc., Andrew Edwards and Kaufman & Moomjian, LLC, as escrow agent. (Incorporated by reference to Exhibit
         10.2 to the Company's Current Report on Form 8-K (Date of Report:
         February 15, 2000) (Commission File Number: 1-14076), filed with the Commission on February 22, 2000.)
10.19 Form of Lock-Up Agreement with former stockholders of Renaissance. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (Date of Report: February 15, 2000) (Commission File
         Number: 1-14076), filed with the Commission on February 22, 2000.)
10.20 Registration Rights Agreement, dated as of February 15, 2000, among Vizacom Inc., and each of the former stockholders of Renaissance Computer Art Center, Inc. (Incorporated by reference to Exhibit
         10.4 to the Company's Current Report on Form 8-K (Date of Report:
         February 15, 2000) (Commission File Number: 1-14076), filed with the Commission on February 22, 2000.)
10.21 Employment Agreement, dated as of February 15, 2000, by and between Vizacom Inc. and Andrew Edwards. (Incorporated by reference to Exhibit
         10.5 to the Company's Current Report on Form 8-K (Date of Report:
         February 15, 2000) (Commission File Number: 1-14076), filed with the Commission on February 22, 2000.)
10.22 Line of Credit Facility Agreement, dated January 8, 2000, between Vizacom Inc. and Churchill Consulting. (Incorporated by reference to
         Exhibit 10.6 to the Company's Current Report on Form 8-K(Date of
         Report: February 15, 2000) (Commission File Number: 1-14076), filed with the Commission on February 22, 2000.)
10.23    Letter Agreement, dated March 15, 2000, by and between Vizacom Inc.
         and Churchill Consulting. (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K (Date of Report: March 9,
         2000) (Commission File Number: 1-14076), filed with the Commission on March 21, 2000.)
10.24 Line of Credit Note, dated January 8, 2000, in the principal amount of $1,000,000 and payable to Churchill Consulting. (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K (Date of Report: February 15, 2000) (Commission File Number: 1-14076), filed with the Commission on February 22, 2000.)

10.25 Stock Acquisition Agreement, dated March 9, 2000, among Vizacom Inc. and the former stockholders of Junction 15 Limited. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Date of Report: March 9, 2000) (Commission File Number: 1-14076), filed with the Commission on March 21, 2000.)
10.26 Form of Lock-Up Agreement for use by directors of Junction 15 Limited at the time of the acquisition. (Incorporated by reference to Exhibit
         10.2 to the Company's Current Report on Form 8-K (Date of Report:
         March 9, 2000) (Commission File Number: 1-14076), filed with the Commission on March 21, 2000.)
10.27 Form of Lock-Up Agreement for use by non-directors of Junction 15 Limited at the time of the acquisition. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (Date of
         Report: March 9, 2000) (Commission File Number: 1-14076), filed with the Commission on March 21, 2000.)
10.28 Registration Rights Agreement, dated as of March 9, 2000, among Vizacom Inc., and each of the former shareholders of Junction 15 Limited. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (Date of Report: March 9, 2000) (Commission File Number: 1-14076), filed with the Commission on March 21, 2000.)
10.29 Agreement and Plan of Merger, dated as of February 28, 2000, among Vizacom Inc., PWR Acquisition Corp., PC Workstation Rentals, Inc., d/b/a PWR Systems and the stockholders of PC Workstation Rentals, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Date of Report: March 27, 2000) (Commission File
         Number: 1-14076), filed with the Commission on April 2, 2000.)
10.30 Amendment No. 1, dated March 27, 2000, to Merger Agreement among Vizacom Inc., PWR Acquisition Corp., PC Workstation Rentals, Inc., d/b/a PWR Systems and the shareholders of PC Workstation Rentals, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (Date of Report: March 27, 2000) (Commission File
         Number: 1-14076), filed with the Commission on April 2, 2000.)
10.31 Amendment No. 2, dated January 11, 2001, to Merger Agreement among Company, PWR Systems, Inc., Vincent DiSpigno and David Salav (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Date of Report: January 11, 2001) (Commission File
         Number: 1-14076), filed with the Commission on January 30, 2001.)
10.32 Letter Agreement, dated March 27, 2000 among Vizacom Inc., PWR Acquisition Corp., PC Workstation Rentals, Inc., d/b/a PWR Systems and the stockholders of PC Workstation Rentals, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Date of Report: March 27, 2000) (Commission File Number: 1-14076), filed with the Commission on April 2, 2000.)
10.33 Convertible Note, dated March 27, 2000, of Vizacom Inc. in the principal amount of $250,000 payable to Vincent DiSpigno. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (Date of Report: March 27, 2000) (Commission File
         Number: 1-14076), filed with the Commission on April 2, 2000.)
10.34 Convertible Note, dated March 27, 2000, of Vizacom Inc. in the principal amount of $250,000 payable to David Salav. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (Date of Report: March 27, 2000) (Commission File Number:
         1-14076), filed with the Commission on April 2, 2000.)
10.35 Lock-Up Agreement, dated March 27, 2000, between Vizacom Inc. and Vincent DiSpigno. (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K (Date of Report: March 27, 2000) (Commission File Number: 1-14076), filed with the Commission on April 2, 2000.)
10.36 Lock-Up Agreement, dated March 27, 2000, between Vizacom Inc. and David Salav. (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K (Date of Report: March 27,2000) (Commission File Number: 1-14076), filed with the Commission on April 2, 2000.)

10.37   Registration Rights Agreement, dated March 27, 2000, among Vizacom
        Inc., Vincent DiSpigno and David Salav. (Incorporated by reference to
        Exhibit 10.7 to the Company's Current Report on Form 8-K (Date of
        Report: March 27, 2000) (Commission File Number: 1-14076), filed with the Commission on April 2, 2000.)
10.38   Employment Agreement, dated March 27, 2000, between Vizacom Inc. and
        Vincent DiSpigno. (Incorporated by      reference to Exhibit 10.8 to the
        Company's Current Report on Form 8-K (Date of Report: March 27, 2000) (Commission File Number: 1-14076), filed with the Commission on April
        2, 2000.)
10.39 Employment Agreement, dated March 27, 2000, between Vizacom Inc. and David Salav. (Incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K (Date of Report: March 27, 2000) (Commission File Number: 1-14076), filed with the Commission on April 2, 2000.)
10.40 Form of Promissory Note, dated March 27, 2000, of PC Workstation Rentals, Inc. in the aggregate principal amount of $888,638 payable to Vincent DiSpigno and David Salav. (Incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K (Date of
        Report: March 27, 2000) (Commission File Number: 1-14076), filed with the Commission on April 2, 2000.)
10.41 Form of new Promissory Note, dated January 10, 2001, of PWR Systems, Inc. in the aggregate principal amount of $393,494.62 payable to Vincent DiSpigno and David Salav.
10.42 Promissory Note issued by PWR to The Chase Manhattan Bank dated January 30, 2001.
10.43 Promissory Note issued by PWR to The Chase Manhattan Bank dated December 22, 2000.
10.44 Security Agreement between PWR and The Chase Manhattan Bank dated March 31, 1999. (Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000 (Commission File Number: 1-14076) filed with the Commission on November 16, 2000.)
10.45 Company guaranty of Chase notes dated April 3, 2000. (Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000 (Commission File Number:
        1-14076) filed with the Commission on November 16, 2000.)
10.46 Agreement for Wholesale Financing (Security Agreement) dated August 25, 2000 between IBM Credit Corporation and PWR Systems, Inc. (Incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000 (Commission File Number:
        1- 14076) filed with the Commission on November 16, 2000.)
10.47 Guaranty, dated August 23, 2000, by the Company of Security Agreement, dated August 25, 2000 between IBM Credit Corporation and PWR Systems, Inc. (Incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000 (Commission File Number: 1-14076) filed with the Commission on November 16, 2000.)
10.48 Consulting Agreement, dated as of January 28, 2000, between Vizacom Inc., Arel AMG, Inc., and Charles S. Lazar (Incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 (Commission File Number: 1-14076) filed with the Commission on April 14, 2000.)
10.49 Agreement, dated as of November 28, 2000, between Morgan J. Wilbur and the Company (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (Date of Report: January 10, 2001)(Commission File Number: 1-14076), filed with the Commission on January 11, 2001.)
10.50 Agreement, dated as of December 31, 2000, between the Company and Triple Crown Consulting (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (Date of Report: January 10,
        2001)(Commission File Number: 1-14076), filed with the Commission on January 11, 2001.)

10.51 Escrow Agreement, dated as of December 31, 2000, among the Company, Triple Crown Consulting, and Kaufman & Moomjian, LLC, as escrow agent (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (Date of Report: January 10, 2001)(Commission File
        Number: 1-14076), filed with the Commission on January 11, 2001.)
10.52 Agreement, dated as of January 15, 2001, between SOS Resource Services, Inc. and the Company (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (Date of Report: January 15, 2001) (Commission File Number: 1-14076), filed with the Commission on January 30, 2001.)
10.53 Lock-Up Agreement, dated as of January 15, 2001, between SOS Resource Services, Inc. and the Company. (Incorporated by reference to Exhibit
        10.3 to the Company's Current Report on Form 8-K (Date of Report:
        January 15, 2001)(Commission File Number: 1-14076), filed with the Commission on January 30, 2001.)
10.54 Lease, dated December 9, 1998, between Burtson Realty Co. and P.C. Workstation Rentals, Inc. d/b/a PWR Systems, Inc.
10.55 Lease, dated June 1, 2000, between Spacely LLC and PWR Systems, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2000 (Commission File Number 1-14076) filed with the Commission on August 14, 2000).
21      Subsidiaries of the Company.
23.1    Consent of Richard A. Eisner & Company, LLP.
23.2    Consent of Ernst & Young.
24 Powers of Attorney (set forth on the signature page of this Annual Report on Form 10-KSB).