Form 10QSB
period 2001-03-31
VIZACOM INC
filed 2001-05-15
CIK 926331

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                         3512 Veterans Memorial Highway
                             Bohemia, New York 11716

                    (Address of principal executive offices)

                                 (631) 981-5500
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,725,774 shares of Common Stock, as of May 14, 2001.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                  VIZACOM INC.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item                                                                       Pages
----                                                                       -----

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets as of March 31, 2001
     (Unaudited) and December 31, 2000                                         3

Condensed Consolidated Statements of Operations for the Three
     Months Ended March 31, 2001 and 2000 (Unaudited)                          4

Condensed Consolidated Statement of Changes in Stockholders'
     Equity for the Three Months Ended March 31, 2001 (Unaudited)              5

Condensed Consolidated Statements of Cash Flows for the Three
     Months Ended March 31, 2001 and 2000 (Unaudited)                          6

Notes to Condensed Consolidated Financial Statements                        7-14

Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                   15-21

PART II - OTHER INFORMATION                                                22-25

                                  VIZACOM INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                March 31,      December 31,
                                                                                   2001            2000
                                                                               ------------    ------------
ASSETS                                                                          (Unaudited)               ~
Current assets:
   Cash and cash equivalents                                                   $    488,615    $    843,836
   Marketable securities                                                              2,589             797
   Receivables
      Trade, less allowances of  $457,217 and $608,975                            2,812,753       3,341,960
      Other                                                                          87,035         155,025
      Notes                                                                         398,380          60,336
    Inventories                                                                     395,598         864,031
    Restricted cash                                                                 150,000              --
    Prepaid expenses and other current assets                                       301,325         329,152
                                                                               ------------    ------------
           Total current assets                                                   4,636,295       5,595,137
Property and equipment, net                                                         284,578         818,132
Goodwill, net of accumulated amortization of $864,219 and $780,012                1,585,833       1,670,040
Business processes and methodologies, workforce, and customer lists, net of
 accumulated amortization of $1,017,132 and $779,746                              3,520,868       3,758,254
Restricted cash                                                                          --         239,838
Deferred consulting costs                                                         1,333,188       1,371,823
Note receivable, long term                                                          589,120              --
Other assets                                                                         41,620         628,973
                                                                               ------------    ------------
           Total assets                                                        $ 11,991,502    $ 14,082,197
                                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank notes payable                                                          $  1,214,172    $  1,214,172
   Inventory financing payable                                                      776,020              --
   Related party notes payable                                                      297,253         563,867
   Current portion of long-term debt and capital lease obligations                  311,670         465,105
   Accounts payable                                                               2,847,280       5,027,736
   Accrued liabilities                                                            1,882,312       2,622,875
   Sales and value-added taxes payable                                               39,544         386,089
                                                                               ------------    ------------
           Total current liabilities                                              7,368,251      10,279,844
Long-term debt and capital lease obligations, less current maturities                 6,877          48,717
                                                                               ------------    ------------
           Total liabilities                                                      7,375,128      10,328,561
                                                                               ------------    ------------

Commitments and contingencies

Stockholders' equity:
   Common stock, par value $.001 per share,
       60,000,000 shares authorized, 18,728,869 and 16,190,869 shares issued         18,729          16,191
   Additional paid-in capital                                                    71,686,499      70,837,263
   Accumulated deficit                                                          (66,761,344)    (66,954,898)
   Accumulated other comprehensive income                                          (317,115)       (134,525)
   Treasury stock, 3,095 shares, at cost                                            (10,395)        (10,395)
                                                                               ------------    ------------
              Total stockholders' equity                                          4,616,374       3,753,636
                                                                               ------------    ------------
              Total liabilities and stockholders' equity                       $ 11,991,502    $ 14,082,197
                                                                               ============    ============

See accompanying notes to condensed consolidated financial statements.

                                  VIZACOM INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                       2001            2000
                                                                  ------------    ------------
Net sales                                                         $  3,943,420    $    382,250
Cost of sales                                                        3,402,863         105,220
                                                                  ------------    ------------
Gross profit                                                           540,557         277,030


Selling, general and administrative expenses                         1,573,988       1,232,122
Restructuring expenses                                                 187,584              --
Amortization of goodwill, business processes and methodologies,
  workforce, and customer lists                                        321,592          81,289
Realized gain on marketable securities                                      --      (1,095,348)
Interest and other expense, net of other income                         51,299          59,417
                                                                  ------------    ------------
                                                                     2,134,463         277,480

       Income (loss) from continuing operations                     (1,593,906)           (450)

Discontinued operations:
       Income (loss) from operations of discontinued businesses        314,123      (1,391,070)
       Gain on sale of discontinued operations                       1,473,337              --
                                                                  ------------    ------------
       Income (loss) from discontinued operations                    1,787,460      (1,391,070)

       Net income (loss)                                          $    193,554    $ (1,391,520)
                                                                  ============    ============

Net income (loss) per common share:
        Continuing operations                                     $      (0.09)   $      (0.00)
        Discontinued operations                                   $       0.10    $      (0.18)
                                                                  ------------    ------------
        Net income (loss) per common share - basic and diluted    $       0.01    $      (0.18)
                                                                  ============    ============
        Weighted average number of common shares
          outstanding - basic and diluted                           18,145,002       7,918,316
                                                                  ============    ============

See accompanying notes to condensed consolidated financial statements.

                                  VIZACOM INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                         Additional
                                                                                                           Paid-In      Accumulated
                                                                              Shares         Amount        Capital        Deficit
                                                                          ------------   ------------   ------------   ------------
Balance at December 31, 2000                                                16,190,869   $     16,191   $ 70,837,263   $(66,954,898)

Net income                                                                          --             --             --        193,554
Unrealized holding gain                                                             --             --             --             --
Currency translation adjustment                                                     --             --             --             --
                                                                                                                       ------------
Total comprehensive income                                                                                                  193,554
                                                                                                                       ------------
Sale of common stock in private placements, net                              1,490,000          1,490        268,738             --
Common stock issued to satisfy outstanding liabilties                          178,000            178        132,540             --
Common stock issued in connection with settlement agreement                    300,000            300        167,630             --
Common stock and warrants issued in connection with consulting services        570,000            570        280,328             --

                                                                          ------------   ------------   ------------   ------------
Balance at March 31, 2001                                                   18,728,869   $     18,729   $ 71,686,499   $(66,761,344)
                                                                          ============   ============   ============   ============

                                                                           Accumulated
                                                                              Other                           Total
                                                                          Comprehensive     Treasury      Stockholders'
                                                                          Income (Loss)      Stock           Equity
                                                                          ------------    ------------    ------------
Balance at December 31, 2000                                              $   (134,525)   $    (10,395)   $  3,753,636

Net  income                                                                         --              --              --
Unrealized holding gain                                                          1,792              --              --
Currency translation adjustment                                               (184,382)             --              --
                                                                          ------------
Total comprehensive income                                                    (182,590)             --          10,964
                                                                          ------------
Sale of common stock in private placements, net                                     --              --         270,228
Common stock issued to satisfy outstanding liabilties                               --              --         132,718
Common stock issued in connection with settlement agreement                         --              --         167,930
Common stock and warrants issued in connection with consulting services             --              --         280,898

                                                                          ------------    ------------    ------------
Balance at March 31, 2001                                                 $   (317,115)   $    (10,395)   $  4,616,374
                                                                          ============    ============    ============

See accompanying notes to condensed consolidated financial statements.

                                  VIZACOM INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Three Months Ended March 31,
                                                                               -----------------------------
                                                                                   2001             2000
                                                                               ------------     ------------
Operating activities:
Loss from continuing operations                                                $ (1,593,906)    $       (450)
Adjustments to reconcile loss from continuing operations
    to net cash (used in) provided by operating activities:
   Realized gain on marketable securities                                                --       (1,095,348)
   Realized loss on sale of property and equipment                                      891               --
   Depreciation and amortization                                                    619,038          253,369
   Warrants, common stock, and stock options issued for consulting services         233,650          321,504
    Provision for bad debts                                                          86,417               --
   Changes in assets and liabilities, net of effects of acquisitions and dispositions:
      Receivables                                                                   249,950         (265,613)
      Inventories                                                                  (177,537)              --
      Prepaid expenses and other current assets                                      41,238          (32,226)
      Accounts payable                                                             (327,853)          (7,543)
      Accrued liabilities                                                           256,001        1,189,173
      Sales and value-added taxes payable                                             3,286               --
                                                                               ------------     ------------
             Net cash provided by (used in) continuing operations                  (608,825)         362,866
             Net cash provided by (used in) discontinued operations                  24,589       (2,833,570)
                                                                               ------------     ------------
             Net cash used in operating activities                                 (584,236)      (2,470,704)
                                                                               ------------     ------------
Investing activities:
Purchase of property and equipment                                                     (875)         (12,312)
Net proceeds from sale of property and equipment                                      1,350               --
Decrease (increase) in restricted cash                                               89,838       (1,378,254)
Disposition of business, net of cash disposed                                      (387,767)              --
Acquisitions of businesses, net of cash acquired                                         --       (1,694,990)
                                                                               ------------     ------------
             Net cash used in continuing operations                                (297,454)      (3,085,556)
             Net cash used in discontinued operations                              (209,646)        (178,170)
                                                                               ------------     ------------
             Net cash used in investing activities                                 (507,100)      (3,263,726)
                                                                               ------------     ------------
Financing activities:
Proceeds from sale of common stock - net                                            270,228        6,648,205
Proceeds from inventory financing facility                                          776,020               --
Capital stock subscriptions received                                                     --        1,378,254
Proceeds from exercise of warrants and options                                           --          644,675
Payment of related party notes payable                                             (266,614)              --
Payment of long-term debt and capital lease obligations                             (72,957)         (51,176)
                                                                               ------------     ------------
             Net cash provided by continuing operations                             706,677        8,619,958
             Net cash provided by (used in) discontinued operations                 (43,998)         (57,730)
                                                                               ------------     ------------
             Net cash provided by (used in) financing activities                    662,679        8,562,228
                                                                               ------------     ------------
Effect of exchange rate changes on cash and cash equivalents                         73,436           40,338
                                                                               ------------     ------------
Increase (decrease) in cash and cash equivalents                                   (355,221)       2,868,136
Cash and cash equivalents at beginning of period                                    843,836        1,730,495
                                                                               ------------     ------------
Cash and cash equivalents at end of period                                     $    488,615     $  4,598,631
                                                                               ============     ============
Supplemental disclosure of cash flow information:
  Interest
      Continuing operations                                                    $     52,912     $         --
                                                                               ============     ============
      Discontinued operations                                                  $      5,730     $     27,091
                                                                               ============     ============
  Income taxes
      Continuing operations                                                    $      2,286     $         --
                                                                               ============     ============
      Discontinued operations                                                  $        627     $         --
                                                                               ============     ============

See accompanying notes to condensed consolidated financial statements.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Vizacom Inc. and its wholly owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The condensed consolidated balance sheet as of December 31, 2000 has been derived from the Company's audited consolidated balance sheet as of that date.

2.   Liquidity and Business Risks

     The Company has experienced recurring net losses since its inception and had a working capital deficiency of $2,731,956 at March 31, 2001, a decrease of $1,952,751 from its working capital deficiency at December 31, 2000. This decrease is primarily attributable to the Company's sale of its visual communications operations on March 31, 2001. See Note 3. In January 2001, the Company sold 1,490,000 shares of common stock for aggregate gross proceeds of $372,500. Included in working capital as of March 31, 2001 were current obligations to related parties totaling approximately $1,057,000. See Note 8. Of this amount approximately $297,000 was outstanding to its President and Vice President and Chief Information Officer, who are the former selling stockholders of the Company's PWR Systems subsidiary. Under a waiver agreement with the Company and an assignment and subordination agreement entered into between a lender and these persons dated April 13, 2001, the amounts due to these persons will not be paid until January 2002. The promissory note held by the Company from its former visual communications subsidiary provides for the Company to receive monthly installments aggregating $360,000 in 2001 and $480,000 in 2002. The Company believes that over the next twelve months it will need to raise at least an additional $1,000,000 to meet its currently anticipated liquidity and capital expenditure requirements. Management intends to seek additional financing through one or more debt, equity, or convertible securities offerings, through the sale of assets or through a merger or acquisition. There can be no assurance that the Company will be successful in completing any such offering or offerings, sale of assets or merger or acquisition, or any other offerings or transactions, or that the terms of any such offering or offerings, transaction or transactions will be beneficial to the Company or its stockholders. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Approximately $2,000,000 of the Company's outstanding debt obligations at March 31, 2001 was owed to two financing institutions on a short-term basis with no long-term lending commitment. The unavailability of either or both of these borrowings would have a material adverse effect on our business.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.   Plan of Restructuring; Discontinued Operations

     In early 2001, the Company determined to restructure its operations and management team. The Company relocated its principal executive offices. Certain members of management and other employees resigned or were terminated. In addition, the Company determined to divest its software and overseas operations so as to better focus on developing its internet and technology solutions business in the United States. Accordingly, on January 9, 2001, the Company entered into an agreement with a German company for the sale of certain assets and assumption of liabilities of the Company's Aachen, Germany contact center operation. On February 2, 2001, Junction 15 Limited and interMETHODS Limited, two companies in England, which the Company acquired in 2000, were placed into creditors voluntary liquidation in the United Kingdom. These software and overseas operations are reflected in discontinued operations.

     The Company entered into an agreement dated as of March 27, 2001 to terminate its sublease for space in Teaneck, New Jersey. In accordance with the agreement, the premises were vacated on March 31, 2001 with no further lease obligations for the premises.

     On March 31, 2001, the Company sold its wholly owned, United Kingdom-based subsidiary, Serif (Europe) Limited ("Serif Europe") and its subsidiaries to an English company, GW 313 Limited (the "Buyer") owned by the management team of Serif Europe and Serif Europe's wholly owned subsidiary, Serif Inc. As a result of arms-length negotiations between the Company and the Serif management team, the sale was made pursuant to the terms of a Share Acquisition Agreement, dated as of March 31, 2001, between the Company and the Buyer. The operations of Serif Europe, Serif Inc., and Serif Europe's other wholly owned subsidiaries, Serif GmbH and Dialog 24 Limited, together with the Company's Software Publishing Corporation ("SPC") subsidiary, comprised in all material respects its visual communications operations. The Company received $150,000 in cash upon closing, the use of which has been restricted. See Note 9. The Company also received a promissory note from Serif Inc. in the aggregate principal amount of $987,500, which bears interest at a rate of 10% per annum, and which is payable $40,000 per month, except for each April and November, in which months the payments are $30,000 and $50,000, respectively. The Buyer has guaranteed this promissory note and has pledged the shares of Serif Europe as collateral therefor. The Company or one of its subsidiaries remain responsible for some potential liabilities which have been recorded on the Company's books, as set forth in the bill of sale and assignment and assumption agreement, executed at the time of the Share Acquisition Agreement.

     As part of the transaction, Serif Europe received a 12-month exclusive license in Europe and a 24-month non-exclusive license in the rest of the world with respect to the software of the Company's SPC subsidiary. Serif Europe was also granted a non-exclusive license to use SPC's Harvard Graphics(R) brand name for the purpose of selling repackaged Serif products using such name. These licenses were granted pursuant to the software license agreement, dated as of March 31, 2001, between SPC and Serif Europe. Each of such licenses shall be renewed if minimum royalty and other conditions are met. In consideration therefor, Serif Europe will pay a royalty fee of 12.5% in respect of sales of SPC software and 3% of sales of repackaged Serif software. The Company also agreed that while it continues to own SPC, it will not compete with Serif in the software business as long as the licenses are in effect.

4.   Loss per Share

     Basic loss per share is computed based upon the weighted average number of common shares outstanding during each period presented. Stock options and warrants did not have an effect on the computation of diluted earnings per share in the three month periods ended March 31, 2001 and 2000 since they were anti-dilutive.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.   Debt

     The bank notes payable consist of ninety-day renewable term notes which are secured by the assets of PWR and guaranteed by the Company. The notes bear interest at prime plus one-half percent (9.5% at March 31, 2001). On April 13, 2001, PWR borrowed an additional $600,000 from its bank, with payment including interest, at prime plus 1 1/2%, due by May 14, 2001. This note was personally guaranteed by the Company's President and Vice President and Chief Information Officer and guaranteed by the Company. This additional indebtedness was repaid on May 7, 2001 and the personal guarantees were returned.

     The related party notes consist of 6.3% notes payable in monthly installments to the two PWR selling stockholders. In connection with PWR's bank borrowing on April 13, 2001, the PWR selling shareholders entered into a waiver agreement with the Company and subordination and assignment agreements with the bank, pursuant to which such notes may not be paid until January 2002.

     On July 21, 2000, PWR terminated its relationship with its inventory financing lender and repaid the outstanding inventory loan balance of approximately $925,000 with existing working capital. On August 25, 2000, PWR entered into a temporary $500,000 inventory financing security agreement with a finance company. At March 31, 2001, there was $776,020 outstanding under this facility due to an overadvance by the finance company. All amounts were subsequently repaid. In May 2001, this facility was reduced to $300,000. The temporary financing facility provides for 21 to 30 day financing without interest as long as payment is made within the allowable terms. The line is presently collateralized by a second lien on all of the assets of PWR and is guaranteed by the Company. In December 2000, one of PWR's major suppliers was granted a third lien on its assets.

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

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6.   Stockholders' Equity

     On January 2, 2001, the Company retained an investment banking firm for the purpose of providing financial advisory and investment banking advice for a one-year term. Pursuant to this agreement, the Company agreed to issue 450,000 shares of its common stock and three-year warrants to purchase 600,000 shares of common stock. On February 28, 2001, this agreement was terminated, and the investment banking firm returned all Company securities obtained pursuant to the agreement which were still owned by it.

     On January 15, 2001, the Company retained a consultant for the purpose of providing investor relations, public relations and corporate communications and other services for a one-year term. Pursuant to this agreement, the Company agreed to issue 300,000 shares of its common stock, 100,000 of which shares are subject to a lockup agreement that prohibits their sale prior to July 15, 2001; and three-year warrants to purchase 200,000 shares of common stock; 100,000 immediately exercisable at an exercise price of $.25 per share, and 100,000 exercisable commencing July 15, 2001 at an exercise price of $1.00 per share.

     On January 15, 2001, the Company issued 300,000 shares of its common stock in connection with the resignation of its chief executive pursuant to a settlement and release agreement.

     On January 22, 2001, and January 24, 2001, the Company entered into agreements with certain outside consultants to satisfy outstanding liabilities to them. Under their respective agreements, 32,000 and 146,000 shares were issued. The 146,000 shares are subject to a six-month lockup agreement prohibiting their sale until July 2001, except that an aggregate of 73,000 shares may be sold through July 22, 2001, provided that no more than 10,000 shares per week may be sold. The 32,000 shares were subject to a lock-up agreement restricting the sale of certain of such shares through March 1, 2001.

     On January 26, 2001, the Company accepted subscriptions for a total of 1,490,000 shares of common stock from 13 accredited investors for gross proceeds of $372,500. In connection with this private placement, the Company issued three-year warrants to purchase 23,000 shares of common stock at an exercise price of $.25 per share as a finders fee.

     On February 9, 2001, the Company terminated a December 27, 2000 agreement related to consulting services for financial advisory and other related services. Under the terms of the original agreement; 30,000 shares held in escrow were cancelled upon such termination.

7.   Segment Information

     During 2000, the Company completed four acquisitions. The two domestic acquisitions formed the foundation for the Company's professional internet and technology solutions business, which is referred to as Vizy Interactive and consists of Vizy Interactive New York, formerly known as Renaissance Multimedia, and Vizy Interactive-PWR Systems, also known as PWR Systems. Revenues from this business segment consist primarily of e-business consulting, web site design, network and systems integration services and computer hardware sales.

     In early 2001, the Company determined to divest its software and overseas operations so as to better focus on developing its internet and technology solutions business in the U.S. Accordingly, on January 9, 2001, the Company entered into an agreement with a German company for the sale of certain assets and assumption of liabilities of the Company's Aachen, Germany contact center operation. On February 2, 2001, Junction 15 Limited and interMETHODS Limited, two companies in London, England, which the Company acquired in 2000, were placed into creditors voluntary liquidation in the United Kingdom. On March 31, 2001, the Company sold its software operations. These software and overseas operations are reflected in discontinued operations.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7.   Segment Information (continued)

     The Company's historical business consisted primarily of its direct sale of software and digital cameras, collectively referred to as visual communications products, utilizing the Company's direct mail marketing and telemarketing operations at its Nashua, New Hampshire, Nottingham, England and Aachen, Germany call center locations. The Company's web-enabled call center business was referred to as Dialog24. The results of the Company's VisualCities.com website business and Dialog24 business are included in "Visual Communications Products."

     Information concerning the Company's first quarter segment operations is set forth below:

                                                    Foreign           Visual
                                                 Operations in    Communications       Vizy
                                                  Liquidation        Products       Interactive     Corporate        Consolidated
                                           -----------------------------------------------------------------------------------------
Quarter ended March 31, 2001:

Continuing operations
Net sales                                      $        --       $        --     $  3,943,420     $        --        $  3,943,420
Depreciation and amortization                           --                --          331,510         278,911             610,421
Loss from continuing operations                         --                --         (534,641)     (1,059,265)         (1,593,906)
Total assets                                            --                --        8,862,777       3,015,617          11,878,394

Discontinued operations
Gain on sale of discontinued operations        $        --       $ 1,473,337     $         --     $        --        $  1,473,337
Income from operations of discontinued
  businesses                                            --           314,123               --              --             314,123
Income from discontinued operations                     --         1,787,460               --              --           1,787,460
Total assets                                            --           113,108               --              --             113,108

Quarter ended March 31, 2000:

Continuing operations
Net sales                                      $        --       $        --     $    382,250     $        --        $    382,250
Depreciation and amortization                           --                --           84,279         151,753             236,032
Investment gains                                        --                --               --       1,095,348           1,095,348
Income (loss) from continuing operations                --                --            3,947          (4,397)               (450)
Total assets                                            --                --       16,918,820       5,557,305          22,476,125

Discontinued operations
Loss from operation of
  discontinued businesses                          (89,121)       (1,301,949)              --              --          (1,391,070)
Total assets                                     3,039,417         4,631,176               --              --           7,670,593

8.   Related Party Transactions

     During  the first  quarter  of 2001,  the  Company  incurred  approximately
     $163,000 of legal fees, primarily in connection with the Company's divestiture and financing transactions, to a law firm of which the Company's Chairman of the Board is a member. Approximately $760,000 owed to this law firm is included in accounts payable at March 31, 2001.

     At March 31, 2001, the Company had $297,253 of related party notes payable outstanding to its President and Vice President and Chief Information Officer, the two former selling shareholders of the Company's PWR Systems subsidiary. See Note 5.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


9.   Commitments and Contingencies

     Litigation

     In the fourth quarter of 1998, an action was commenced against Software Publishing Corporation ("SPC") in California in which plaintiff is seeking $300,000 in damages for SPC's alleged violation of a lease for office space located in San Jose, California. This is the location at which SPC had its principal place of business and at which the Company had its principal executive offices during the period of January 1997 through January 1998. Neither the Company nor SPC currently has any offices at this location. SPC has filed an answer in this action denying the plaintiffs' claims. In October 2000, the plaintiff amended its complaint to name Neil M. Kaufman, the Company's chairman of the board, as a defendant. This action currently is in the discovery stage. While it is reasonably possible that SPC may have some liability to the plaintiff, the Company believes this action, including the claim against Mr. Kaufman, is without merit and intends to vigorously defend this action.

     In February 2000, the Company received a demand for arbitration with respect to certain fees payable in connection with an investment banking agreement which it terminated. The claim calls for payment of $45,000 and reinstatement of the warrants to purchase 150,000 shares of common stock cancelled upon termination of the investment banking agreement or payment of the value of such warrants, and legal and other expenses in connection with the arbitration. The arbitration is in the discovery stage, and an arbitration hearing has been scheduled for August 2001. The Company believes that the claims in this arbitration action are without merit and intends to vigorously defend this action.

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

     On February 2, 2001, the Company divested Junction 15 Ltd. and interMETHODS Ltd., its London-based subsidiaries acquired during 2000, through creditors voluntary liquidation in the United Kingdom. The Company terminated the employment of the two executives of Junction 15 Limited and interMETHODS Limited, and it currently intends to pursue indemnification claims for breaches of representations and warranties by the sellers of both Junction 15 Limited and interMETHODS Limited. On April 2, 2001, the Company received a "freezing injunction order" from the Supreme Court of England and Wales restricting its ability to remove any assets up to the value of (pound)362,000, or approximately $517,000, from England or Wales. The only assets that the Company owned in England at such time or as of the date hereof is the $150,000 in cash that it received upon the closing of the Serif transaction, which is held on its behalf by its lawyers in England. The applicants with respect to the injunction are three former executive officers of Junction 15 Limited and interMETHODS Limited who are claiming payment under their terminated employment agreements. One of the officers is claiming a deferred payment of approximately $100,000 under the interMETHODS acquisition agreement. The Company believes that it has significant warranty, breach of contract and other claims against these applicants, and intends to prosecute its claims vigorously. The Company also believes that the injunction was issued improperly and will attempt to have the injunction vacated; however, there is no assurance that the Company will be successful in this effort. Further, the Company believes that this injunction will not affect its ability to receive and utilize the monthly payments pursuant to the promissory note to be made from Serif Inc., a U.S. incorporated and domiciled company.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

9.   Commitments and Contingencies (continued)

     Litigation (cont.)


     In addition to the aforementioned litigation, the Company has other litigation matters in progress in the ordinary course of business. The Company has made provision for the estimated charges which it expects to incur in resolving litigation in progress. In the opinion of management, all pending litigation of the Company will be resolved without a further material effect on the Company's financial position, results of operations or cash flows.

     Long Term Consulting Agreement

     In 1998, the Company entered into a five-year financial consulting agreement pursuant to which the Company is required to pay .30% of its net revenue (subject to an annual minimum fee of $125,000, and an annual maximum fee of $250,000) to the consultant. The term of the agreement was automatically extendable by eighteen months if the Company reported annual net revenues of $40,000,000, and an additional eighteen months should net revenues exceed $60,000,000. In December 2000, the Company amended this agreement to provide that $269,861 of accrued consulting fees were payable in 1,233,368 shares of the Company's common stock. This agreement was further amended to increase the revenue thresholds required for extensions to $45,000,000 and $65,000,000, respectively. Any revenues of acquired companies not introduced directly or indirectly by the consultant are excluded from the amended revenue thresholds.

     Employment Agreement

     On January 15, 2001, the Company's chief executive resigned. Pursuant to a settlement and release agreement, he received $10,500 monthly for consulting services through April 15, 2001 and received 300,000 shares of the Company's common stock. Additionally, he will receive five percent of the gross proceeds received by the Company from the sale of the visual communications operations.

     Possible Delisting

     On March 1, 2001, the Company received correspondence from The Nasdaq Stock Market Inc. stating that its common stock would be delisted from trading because the bid price of its common stock did not equal or exceed $1.00 for a minimum of ten consecutive trading days prior to March 1, 2001, as required by Nasdaq Marketplace Rule 4310(c)(4). The Company appealed this determination and requested a hearing before a Nasdaq Listing Qualifications Panel. The hearing, at which the Company was required to demonstrate its ability to maintain long-term compliance with all Nasdaq listing maintenance requirements, was held on April 6, 2001. The delisting of the Company's common stock has been stayed pending the decision by the Nasdaq Qualifications Panel, which has not yet been rendered. The Company is currently seeking stockholder approval at its Stockholders meeting on May 17, 2001, of a proposal to authorize the Board of Directors to effect a reverse stock split of the Company's common stock. The Company expects a reverse stock split, if appropriate, may enable it to meet Nasdaq's minimum bid requirement. In the event that the Company's common stock is delisted from Nasdaq, the Company expects that its common stock will continue to be listed on the Boston Stock Exchange and would also trade on the NASD's OTC Bulletin Board.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

10.  Statements of Cash Flows

     Supplemental disclosure of non-cash financing and investing activities for the quarter ended March 31, 2001 and 2000 is set forth below:

                                                          2001         2000
                                                       ----------   ----------
Continuing operations:
Fixed assets acquired with capital lease obligations   $       --   $   23,154
                                                       ==========   ==========
Fair value of net assets acquired for common stock,
  stock options, and notes payable                     $       --   $9,949,245
                                                       ==========   ==========
Note receivable for business disposition               $  987,500   $       --
                                                       ==========   ==========
Unrealized holding gain on marketable securities       $    1,792   $       --
                                                       ==========   ==========
Payment of liabilities with common stock               $  132,718   $       --
                                                       ==========   ==========
Warrants and common stock issued for deferred
  consulting costs                                     $  215,178   $       --
                                                       ==========   ==========


11.  Subsequent Events

     SPC Dual Consolidated Losses Closing Agreement

     In connection with the purchase of SPC in December 1996, the Company applied for a closing agreement with the Internal Revenue Service (the "IRS") in September 1997 pursuant to which the Company would become jointly and severally liable for SPC's tax obligations upon occurrence of a "triggering event" requiring recapture of dual consolidated losses previously utilized by SPC. Such closing agreement would avoid SPC's being required to recognize a tax of approximately $8 million on approximately $24.5 million of SPC's pre-acquisition dual consolidated losses. The IRS determined not to act on the Company's application until SPC submitted certain filings pertaining to pre-acquisition consolidated tax return filings made by SPC. The Company submitted these filings in an application for relief from these deficiencies. On August 23, 2000 the Company received notification from the IRS that it had accepted its application for relief. On November 6, 2000, the Company re-applied to the IRS for a closing agreement. On April 26, 2001, the Company executed its portion of a closing agreement and expects to receive shortly from the IRS a fully executed copy of this closing agreement. However, no assurance can be given that the IRS will countersign the partially executed closing agreement. Should such a closing agreement be obtained, in certain circumstances, a future acquirer of the Company may also be required to agree to a similar closing agreement in order to avoid the same tax liability, to the extent it is able to do so. The report of our auditors covering the December 31, 2000 consolidated financial statements contains a paragraph emphasizing these dual consolidated losses.

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

     Potential risks and uncertainties include, among other things, such factors as:

o    the market acceptance and amount of sales of our products and services;
o the success of our professional internet and technology solutions offerings, such as business strategy formation, web site interface design, and systems integration;
o our success in integrating the operations of acquired companies, including Renaissance Multimedia (also known as Vizy Interactive New York) and PWR Systems (also known as Vizy Interactive-PWR Systems) into a coordinated and complementary operation;
o our ability to develop long-lasting relationships with our clients and attract new clients;
o our ability to develop long-lasting relationships with our industry partners and vendors and attract new industry partners and vendors;
o    the competitive environment within the industries in which we operate;
o    our ability to raise additional capital;
o    our ability to maintain our existing debt facilities;
o the extent to which we are successful in developing, acquiring or licensing technologies which are accepted by the market;
o    our ability to attract and retain qualified personnel;
o    business and consumer trends, and economic conditions; and
o the other factors and information disclosed and discussed in other sections of this Quarterly Report on Form 10-QSB.

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

Results of Operations

Three Month Period Ended March 31, 2001 compared to the Three Month Period Ended March 31, 2000.

General:

     In 2000,  we became a provider  of  professional  internet  and  technology solutions in addition to continuing to operate our historical visual communications business, which included our software operations. We became a provider of professional internet and technology solutions through the acquisition of four companies: Renaissance Multimedia and PWR Systems in the United States, and Junction 15 and interMETHODS in England. In early 2001, we determined to divest our software and overseas operations so as to better focus on developing our internet and technology solutions business in the U.S.
Accordingly:

     o    in  February  2001,  we  placed  Junction  15  and  interMETHODS  into
          creditors  voluntary  liquidation  in  the  United  Kingdom,   thereby
          divesting these assets; and
     o    in March 2001, we sold our visual communications operations.

     Our Serif software and international operations have been classified as discontinued operations, and our first quarter 2001 and 2000 statement of operations has been reclassified accordingly. Our results of continuing operations reflect the results of our professional internet and technology solutions business in the U.S., which consists of Vizy Interactive New York, formerly known as Renaissance Multimedia ("Vizy NY") and Vizy Interactive-PWR Systems, also known as PWR Systems ("PWR"). These businesses are collectively referred to as Vizy Interactive. The results of our discontinued software and overseas operations are presented separately below. As a result, our historical financial statements are of limited use.

Continuing Operations:

     General: Continuing operations are represented by the operations of our Vizy NY and PWR subsidiaries, together with our corporate overhead. We acquired Vizy NY and PWR on February 15 and March 27, 2000, respectively.

     The results of operations for these continuing operations for the quarters ended March 31, 2001 and 2000 are set forth below:

                                         Quarter ended March 31, 2001                   Quarter ended March 31, 2000
                                   -------------------------------------------    -----------------------------------------
                                      Vizy                                           Vizy
                                   Interactive      Corporate         Total       Interactive     Corporate        Total
                                   -------------------------------------------    -----------------------------------------
Net sales                          $ 3,943,420     $        --     $ 3,943,420    $  382,250     $        --    $   382,250
Cost of sales                        3,402,863              --       3,402,863       105,220              --        105,220
                                   -------------------------------------------    -----------------------------------------
Gross profit                           540,557              --         540,557       277,030              --        277,030
Gross profit %                              14%                             14%           72%                            72%

SG&A                                   756,021         817,967       1,573,988       200,362       1,031,760      1,232,122
Restructuring expenses                      --         187,584         187,584            --              --             --
Amortization - goodwill,
  business processes, etc              321,592              --         321,592        81,289              --         81,289
Gain on marketable securities               --              --              --            --      (1,095,348)    (1,095,348)
Interest and other expense, net         (2,415)         53,714          51,299          (223)         59,640         59,417
                                   -------------------------------------------    -----------------------------------------
                                     1,075,198       1,059,265       2,134,463       281,428          (3,948)       277,480
                                   -------------------------------------------    -----------------------------------------
Income (loss) - continuing
  operations                       $  (534,641)    $(1,059,265)    $(1,593,906)   $   (4,398)    $     3,948    $      (450)
                                   ===========================================    =========================================

     Net Sales. Net sales from continuing operations increased in the 2001 first quarter by $3,561,170, or 932%, to $3,943,420 from $382,250 in the 2000 first quarter. $3,548,624, or 90%, of these net sales are attributable to PWR, and $394,796, or 10%, of these net sales are attributable to Vizy NY. All of our net sales for the 2000 first quarter continuing operations were derived from Vizy NY, which was acquired on February 15, 2000, and therefore includes sales for the period from that date through March 31, 2000. There were no net sales included in the 2000 first quarter for PWR, which was acquired March 27, 2000. Net sales in the 2001 first quarter declined $1,021,242, or 21%, from 2000 first quarter pro forma net sales of $4,964,662, assuming that our continuing operations had been acquired on January 1, 2000. We believe that this decline is attributable to economic conditions in the early part of the 2001 first quarter.

     Gross Profit. Gross profit increased by $263,527, or 95%, to $540,557 in the 2001 first quarter, from $277,030 in the 2000 first quarter. $491,525, or 91%, of our 2001 first quarter gross profit was generated by PWR, and $49,032, or 9%, of our 2001 first quarter gross profit was generated by Vizy NY. Our first quarter 2000 gross profit was derived solely from Vizy NY. Overall gross profit percentages declined from 72% in the 2000 first quarter to 14% in the 2001 first quarter. The lower gross margin was attributable to PWR's net sales consisting primarily of lower margin hardware and hardware-related components. Additionally, our margins at Vizy NY were 12% as a result of a decline in revenue recognized which was not offset by a decline in production costs. Historically its margins have been approximately 40%. 2001 first quarter gross profit declined $656,600, or 54%, from 2000 first quarter pro forma gross profit of $1,197,157, assuming that our continuing operations had been acquired on January 1, 2000. Gross margin as a percent of sales declined to 14% in the first quarter 2001 from 24% (pro forma) in the first quarter 2000.

     Restructuring expenses. In the 2001 first quarter, we commenced a restructuring initiative, pursuant to which we relocated our principal executive offices, and certain members of management and other staff resigned or were terminated. In addition, we divested our visual communications and overseas operations. Restructuring expenses for the first quarter 2001 primarily consists of common stock valued at approximately $170,000 issued to our former chief executive officer pursuant to a settlement and mutual release agreement.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") increased by $341,866, or 28%, to $1,573,988 in the 2001 first quarter from $1,232,122 in the 2000 first quarter. An increase in SG&A of $555,659 at our operating subsidiaries more than offset a $213,793 decline in corporate overhead. The increase in SG&A is due to the inclusion of a full quarter of SG&A for our two operating subsidiaries for the 2001 first quarter compared to only two months of Vizy NY SG&A for the 2000 first quarter and no PWR SG&A in the 2000 first quarter. Corporate overhead declined due to reductions in corporate expenses resulting from our 2001 restructuring as well as other cost cutting efforts. 2001 first quarter SG&A decreased by $326,674, or 17%, from 2000 first quarter pro forma SG&A of $1,900,662, assuming that our continuing operations had been acquired on January 1, 2000.

     Amortization of Goodwill, Business Processes and Methodologies, Workforce, and Customer Lists. Amortization of Goodwill, Business Processes and Methodologies, Workforce, and Customer Lists, increased $240,303, or 295%, due to inclusion of a full quarter of amortization for our two operating subsidiaries compared to two months of Vizy NY amortization and no PWR amortization in the 2000 first quarter.

     Realized and Unrealized Gains on Marketable Securities. The realized gain of $1,095,348 in the 2000 first quarter represents the gain recognized upon the transfer of 59,813 shares of Xceed, Inc. common stock to a finder in connection with an August 1999 agreement, based upon the appreciation in the market value of such shares. The agreement set forth a formula to determine the number of shares to be paid the finder upon the closing of an acquisition target identified by such finder. The finder received 14,953 Xceed shares for the Renaissance acquisition and 44,860 Xceed shares for the PWR acquisition, resulting in respective gains of $371,962 and $723,386.

     Interest and other expense, net. Interest and other expense, net decreased by $8,118, or 14%, to $51,299 in the 2001 first quarter from $59,417 in the 2000 first quarter. Interest and other expense decreased $47,891, from pro forma 2000 first quarter interest and other expense of $99,190, assuming that our continuing operations had been acquired on January 1, 2000.

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

     In February 2001, we divested through English law creditors voluntary liquidation our two internet service firms in the United Kingdom, Junction 15 Limited and interMETHODS Limited. As of December 31, 2000, all of the assets and liabilities of these entities were written-off, resulting in an impairment charge of $4,511,063. We terminated the employment of the two executives of Junction 15 Limited and interMETHODS Limited, and we currently intend to pursue indemnification claims for breaches of representations and warranties by the sellers of both Junction 15 Limited and interMETHODS Limited.

     On March 31, 2001, we sold our visual communications operations to the management of our Serif subsidiaries. We received $150,000 in cash at closing and a promissory note from Serif Inc. in the aggregate principal amount of $987,500, which note bears interest at a rate of 10% per annum, and which is payable $40,000 per month, except for April and November, in which months the payments are $30,000 and $50,000, respectively. We or one of our subsidiaries remain responsible for some potential liabilities. Serif (Europe) Limited received a 12-month exclusive license in Europe and a 24-month non-exclusive license in the rest of the world with respect to the software of our SPC subsidiary. Serif (Europe) Limited was also granted a non-exclusive license to use the Harvard Graphics(R) brand name for the purpose of selling repackaged
Serif products using such name. Each of such licenses shall be renewed if minimum royalty and other conditions are met. In consideration therefor, Serif (Europe) Limited will pay a royalty fee of 12.5% in respect of sales of SPC software and 3% of sales of repackaged Serif software. While we continue to own SPC, we agreed not to compete with Serif in the software business as long as the licenses are in effect.

     The results of operations and the gain on sale of these discontinued operations for the quarters ended March 31, 2001 and 2000 are set forth below:

                                       Quarter ended
                                       March 31, 2001                Quarter ended March 31, 2000
                                       --------------     ----------------------------------------------------
                                                                                 London
                                           Visual             Visual            Internet
                                       Communications     Communications       Operations            Total
                                       --------------     --------------     --------------     --------------
Net sales                              $    3,608,180     $    3,498,871     $       61,344     $    3,560,215
Cost of sales                                 527,657          1,175,903             34,901          1,210,804
                                       --------------     --------------     --------------     --------------
Gross Profit                                3,080,523          2,322,968             26,443          2,349,411
Gross Profit %                                     85%                66%                43%                66%

SG&A                                        2,516,101          3,440,997             67,362          3,508,359
Product development                           249,421            162,574                 --            162,574
Amortization of goodwill,
 business processes, etc.                          --             18,737             45,329             64,066
Interest and other expense, net                   878              2,609              2,873              5,482
                                       --------------     --------------     --------------     --------------
                                            2,766,400          3,624,917            115,564          3,740,481

Income (loss from operations of
 discontinued businesses                      314,123         (1,301,949)           (89,121)        (1,391,070)

Gain on sale of software operations         1,473,337                 --                 --                 --
                                       --------------     --------------     --------------     --------------
Income (loss) - disc. operations       $    1,787,460     $   (1,301,949)    $      (89,121)    $   (1,391,070)
                                       ==============     ==============     ==============     ==============

     Results of operations of discontinued businesses improved from a 2000 first quarter loss of ($1,391,070) to income of $314,123 for the 2001 first quarter. This improvement was primarily due to an increase in the gross profit percentage to 85% in the 2001 first quarter from 66% in the 2000 first quarter due to the introduction of a new product in the fourth quarter of 2000 and the discontinuance of low margin digital camera sales in the first half of 2000; a decline in SG&A of $992,258 primarily attributable to lower selling expenses resulting from better response rates to direct mail promotions; and the absence of amortization of goodwill and other intangibles in the 2001 first quarter since the London internet solutions operations intangibles were considered impaired and written off in the fourth quarter of 2000.

Liquidity and Capital Resources

     Our cash and cash  equivalents  decreased  by $355,221 to $488,615 at March
31, 2001 from $843,836 at December 31, 2000. We used $584,236 of cash in our operations, and $507,100 of cash for investing activities as a result of the disposition of cash held by our divested visual communication operations, which was partially offset by the receipt of $662,679 in net proceeds from financing activities, and $73,436 as a result of foreign exchange rate fluctuations.

     We had a working capital deficiency of $2,731,956 at March 31, 2001, a decrease of $1,952,751 from our working capital deficiency at December 31, 2000. This decrease is primarily attributable to the sale of our visual communications operations on March 31, 2001. See Note 3 to the accompanying financial statements. In January 2001, we sold 1,490,000 shares of common stock for aggregate gross proceeds of $372,500. Included in our working capital as of March 31, 2001 were current obligations to related parties totaling approximately $1,057,000. See Note 8 to the accompanying financial statements. Of this amount approximately $297,000 was outstanding to our President and Vice President and Chief Information Officer, who are the former selling stockholders of our PWR Systems subsidiary. Under a waiver agreement with us, and an assignment and subordination agreement entered into between a lender and these persons on April 13, 2001, the amounts due these persons will not be paid until January 2002. The promissory note held by us from our former visual communications subsidiary provides for the Company to receive monthly installments aggregating $360,000 in 2001 and $480,000 in 2002. We believe that over the next twelve months we will need to raise at least an additional $1,000,000 to meet our currently anticipated liquidity and capital expenditure requirements. We intend to seek additional financing through one or more debt, equity, or convertible securities offerings, through the sale of assets or through a merger or acquisition. There can be no assurance that we will be successful in completing any such offering or offerings, sale of assets or merger or acquisition, or any other offerings or transactions, or that the terms of any such offering or offerings, transaction or transactions, will be beneficial to the Company or its stockholders. We intend to consider all viable strategic alternatives, including possible business combinations, to maximize stockholder value.

     We intend to utilize our available funds in 2001 to finance the working capital requirements of our professional internet and technology solutions business. Our cash requirements, however, may change depending upon numerous factors, including, without limitation, the cost of integrating our businesses, as well as increased personnel costs, inventory and accounts receivable arising from the sale and shipment of new or additional products, and other expansion of our Vizy Interactive business. There can be no assurance that we will be successful in attaining our sales or strategic goals, or that attaining such goals will have the desired effect on our cash resources.

     On January 9, 2001, we entered into an agreement with a German company to purchase certain assets and assume certain liabilities of our Aachen, Germany contact center operation, including the assumption of the remaining lease obligations. The agreement calls for a payment of approximately $100,000, of which we expect to utilize approximately $50,000 to pay remaining tax obligations. The $100,000 payment has not been received and is past due. We have commenced legal proceedings to collect this payment.

     In February 2001, we divested through English law creditors voluntary liquidation our two internet service firms in the United Kingdom, Junction 15 Limited and interMETHODS Limited. As of December 31, 2000 all of the assets and liabilities of these entities were written-off, resulting in an impairment charge of $4,511,063. We terminated the employment of the two executives of Junction 15 Limited and interMETHODS Limited, and we currently intend to pursue indemnification claims for breaches of representations and warranties by the sellers of both Junction 15 Limited and interMETHODS Limited.

     On March 31, 2001, we sold our visual communications operations to the management of our Serif subsidiaries. We received $150,000 in cash at closing, the use of which is subject to a United Kingdom "freezing injunction order." We also hold a promissory note from Serif Inc. in the aggregate principal amount of $987,500, which note bears interest at a rate of 10% per annum, and which is payable $40,000 per month, except for April and November, in which months the payments are $30,000 and $50,000, respectively. We, or one of our subsidiaries, remain responsible for some potential liabilities. Serif (Europe) Limited received a 12-month exclusive license in Europe and a 24-month non-exclusive license in the rest of the world with respect to the software of our SPC subsidiary. Serif (Europe) Limited was also granted a non-exclusive license to use the Harvard Graphics(R) brand name for the purpose of selling repackaged
Serif products using such name. Each of such licenses shall be renewed if minimum royalty and other conditions are met. In consideration therefor, Serif (Europe) Limited will pay a royalty fee of 12.5% in respect of sales of SPC software and 3% of sales of repackaged Serif software. While we continue to own SPC, we agreed not to compete with Serif in its software business as long as the licenses are in effect.

     In the first quarter of 2000, we entered into an unsecured line of credit agreement for maximum borrowings of $1,000,000, at an 8% interest rate, with a foreign company. Under this agreement, we borrowed $1,000,000 in February 2000. This loan was repaid in full with accrued interest on March 20, 2000. Our PWR subsidiary has $1,200,000 of bank short-term renewable notes payable, which we have guaranteed and which are secured by PWR's assets. On April 13, 2001, PWR borrowed an additional $600,000 from its banking institution, with payment including interest, at prime plus 1 1/2 %, due by May 14, 2001. The loan was repaid on May 7, 2001. In connection therewith, the PWR selling stockholders agreed to waive any payments on their notes until January 2002. See Note 5 to the accompanying financial statements. PWR also has an interim inventory financing facility for up to $300,000 in purchases (which was reduced from $500,000 in May 2001). The line is presently collateralized by a second lien on all of the assets of PWR and is guaranteed by the Company. Additionally, a major supplier of PWR has been granted a third lien on PWR's assets.

     We are dependent on the availability of two short-term loans from financial institutions to finance our operations. Neither lender has any long-term commitment to lend. The unavailability of either or both of these borrowings would have a material adverse effect on our business.

     Our exposure to foreign currency gains and losses has been partially mitigated as we have incurred operating expenses in the principal foreign currency in which we invoiced foreign customers. As of March 31, 2001, we had no foreign exchange contracts outstanding. Our foreign exchange gains and losses are expected to be substantially reduced given the divestiture of our international operations.

     In 1999, we entered into a five-year consulting agreement pursuant to which we are required to pay 0.3% of our net revenue (subject to an annual minimum fee of $125,000, and an annual maximum fee of $250,000) to the consultant. The term of the agreement was automatically extendable by an additional eighteen months if we reported annual net revenues of $40,000,000, and an additional eighteen months should net revenues exceed $60,000,000. In December 2000, we amended this agreement to provide that $269,861 of accrued consulting fees were payable in 1,223,368 shares of our common stock. This agreement was further amended to increase the revenue thresholds required for extensions to $45,000,000 and $65,000,000, respectively. Any revenues of acquired companies not introduced directly or indirectly by the consultant are excluded from the amended revenue thresholds. At March 31, 2001, we had accrued $31,250 of consulting fees in connection with this agreement.

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

SPC Dual Consolidated Losses Closing Agreement

     We have applied for a closing agreement with the IRS pursuant to which we would become jointly and severally liable for SPC's tax obligations upon occurrence of a "triggering event" requiring recapture of dual consolidated losses previously utilized by SPC. Such closing agreement would avoid SPC's being required to recognize a tax of approximately $8 million on approximately $24.5 million of SPC's pre-acquisition dual consolidated losses. The IRS determined not to act on our application until SPC submitted certain filings pertaining to pre-acquisition consolidated tax return filings made by SPC. We submitted these filings in an application for relief from these deficiencies. On August 23, 2000, we received notification from the IRS that it had accepted this application for relief. On November 6, 2000, we re-applied to the IRS for a closing agreement. On April 26, 2001, we executed our portion of a closing agreement and expect to receive shortly from the IRS a fully executed copy of this closing agreement. However, no assurance can be given that the IRS will countersign the partially executed closing agreement. Should such a closing agreement be obtained, in certain circumstances, a future acquirer of our Company may also be required to agree to a similar closing agreement in order to avoid the same tax liability, to the extent it is able to do so. This could have a material adverse effect on our future ability to sell SPC. The report of our auditors covering the December 31, 2000 consolidated financial statements contains a paragraph emphasizing these dual consolidated losses.

Seasonality

     We believe that our professional internet and technology solutions business is not characterized by significant fluctuations, though the fourth quarter of each year may be our period of strongest financial performance as corporations attempt to meet their budget allocations.

Inflation

     We believe that inflation has generally not had a material impact on our operations.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

          Reference is hereby made to Item 3 of our Annual Report on Form 10-KSB, for the fiscal year ended December 31, 2000, filed April 2, 2001 (Commission File No.: 1-14076), and to the references therein, for a discussion of all material pending legal proceedings to which we or any of our subsidiaries are parties.

          In February 2000, the Company received a demand for arbitration with respect to certain fees payable in connection with an investment banking agreement which it terminated. The claim calls for payment of $45,000 and reinstatement of the warrants to purchase 150,000 shares of common stock cancelled upon termination of the investment banking agreement or payment of the value of such warrants, and legal and other expenses in connection with the arbitration. The arbitration is in the discovery stage, and an arbitration hearing has been scheduled for August 2001. The Company believes that the claims in this arbitration action are without merit and intends to vigorously defend this action.

          On April 2, 2001, we received a "freezing injunction order" from the Supreme Court of England and Wales restricting our ability to remove any assets up to the value of (pound)362,000, or approximately $517,000, from England or Wales. The only assets that we owned in England at such time or as of the date hereof is the $150,000 in cash that we received upon the closing of the Serif transaction, which is held on our behalf by our lawyers in England. The applicants with respect to the injunction are three former executive officers of Junction 15 Limited and interMETHODS Limited. These companies are former subsidiaries that we acquired in 2000 and divested in February 2001 through creditors voluntary liquidation in the United Kingdom. The employment of two of the officers was terminated prior to such divestitures and they are claiming payment under their terminated employment agreements. One of the officers is claiming a deferred payment of approximately $100,000 under the interMETHODS acquisition agreement. We believe that we have significant warranty, breach of contract and other claims against these applicants, and intend to prosecute our claims vigorously. We also believe that the injunction was issued improperly and will attempt to have the injunction vacated; however, there is no assurance that we will be successful in this effort. Further, we believe that this injunction will not effect our ability to receive and utilize the monthly payments pursuant to the promissory note to be made from Serif Inc., a U.S. incorporated and domiciled company.

          In addition to the aforementioned litigation, the Company has other litigation matters in progress in the ordinary course of business. The Company has made provision for the estimated charges which it expects to incur in resolving litigation in progress. In the opinion of management, all pending litigation of the Company will be resolved without a further material effect on the Company's financial position, results of operations or cash flows.

Item 2. Changes in Securities and Use of Proceeds.

          In January 2001, we accepted subscriptions for and sold a total of 1,490,000 shares of our common stock to 13 accredited investors for gross proceeds of $372,500. The issuance of these shares were private transactions exempt from registration under Section 4(2) of, and Regulation D promulgated under, the Securities Act of 1933.

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

          On January 22, 2001 we issued 32,000 shares of our common stock to HD Brous & Co., in full satisfaction of outstanding fees owed to HD Brous. The issuance of these shares were private transactions exempt from registration under Section 4(2) of the Securities Act of 1933.

          On January 24, 2001 we issued 146,000 shares of our common stock to Alberdale & Co., in full satisfaction of outstanding fees owed to Alberdale. The issuance of these shares were private transactions exempt from registration under Section 4(2) of the Securities Act of 1933.

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

     (a.) Exhibits.

          Set forth below are all exhibits to this Quarterly Report on Form 10-QSB.

Number    Description

10.1 Sublease Termination Agreement between SK Telecom International, Inc. and Vizacom Inc. dated as of March 27, 2001.

10.2 Promissory Note between The Chase Manhattan Bank and PWR Systems Inc. dated April 13, 2001.

10.3 Agreement of Subordination and Assignment in favor of The Chase Manhattan Bank, by Vizacom Inc. and Vincent DiSpigno dated April 13, 2001.

10.4 Agreement of Subordination and Assignment in favor of The Chase Manhattan Bank, by Vizacom Inc. and David N.Salav dated April 13, 2001.

10.5      Guaranty, dated April 13, 2001, executed by Vincent DiSpigno.

10.6      Guaranty, dated April 13, 2001, executed by David N.Salav.

10.7      Waiver Agreement, dated April 13, 2001, executed David N. Salav.

10.8      Waiver Agreement, dated April 13, 2001, executed Vincent DiSpigno.

10.9      Guaranty, dated April 13, 2001, executed by Vizacom Inc.

10.10 Share Acquisition Agreement, dated as of March 31, 2001, between Vizacom Inc. and GW 313 Limited. (Incorporated by reference to Exhibit
          10.1 to the  Company's  Current  Report on Form 8-K  (Date of  Report:
          March 31, 2001) (Commission File No. 1-14076) filed with the Commission on April 12, 2001.)

10.11 Software License Agreement, dated as of March 31, 2001, between Software Publishing Corporation and Serif (Europe) Limited. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (Date of Report: March 31, 2001) (Commission File No. 1-14076) filed with the Commission on April 12, 2001.)

10.12 Bill of Sale and Assignment and Assumption Agreement, dated as of March 31, 2001, among Vizacom Inc., Serif (Europe) Limited, Serif Inc., Serif GmbH, Dialog24 Limited, Software Publishing Corporation and Dialog24 Inc. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (Date of Report: March 31, 2001) (Commission File No. 1-14076) filed with the Commission on April 12, 2001.)

10.13 Promissory Note of Serif Inc., dated as of March 31, 2001, in favor of Vizacom Inc. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (Date of Report: March 31, 2001) (Commission File No. 1-14076) filed with the Commission on April 12, 2001.)

10.14 Charge over Shares, dated as of March 31, 2001, between Vizacom Inc. and GW 313 Limited. (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K (Date of Report: March 31, 2001) (Commission File No. 1-14076) filed with the Commission on April 12, 2001.)

10.15 Guarantee, dated as of March 31, 2001, between Vizacom Inc. and GW 313 Limited. (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K (Date of Report: March 31, 2001) (Commission File No. 1-14076) filed with the Commission on April 12, 2001.)

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

          On April  12,  2001 we filed a  Current  Report  on Form 8-K  (Date of
     Report: March 31, 2001) with the Commission reporting, as an Item 2 disclosure: (i) our disposition of our visual communications operations, and (ii) our receipt of a "freezing injunction order" from the Supreme Court of England and Wales restricting our ability to remove assets from England or Wales up to an approximate value of $517,000. The only assets we owned in England was $150,000 we received in connection with the sale of the aforementioned visual communications operation. Additionally, we reported as an Item 5 disclosure that we terminated the employment of five individuals at our Vizy Interactive New York subsidiary resulting in anticipated annual savings of approximately $450,000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              VIZACOM, INC.


Dated: May 15, 2001                     By: /s/ Vincent DiSpigno
                              --------------------------------------------
                                            Vincent DiSpigno
                                                President
                                      (Principal Executive Officer)


Dated:  May 15, 2001                   By: /s/ Alan W. Schoenbart
                              --------------------------------------------
                                           Alan W. Schoenbart
                                   Vice President - Finance, Treasurer
                                       and Chief Financial Officer
                                      (Principal Financial Officer)

                                  VIZACOM INC.
                                INDEX TO EXHIBITS

Exhibit No.       Description

10.1 Sublease Termination Agreement between SK Telecom International, Inc. and Vizacom Inc. dated as of March 27, 2001.

10.2 Promissory Note between The Chase Manhattan Bank and PWR Systems Inc. dated April 13, 2001.

10.3 Agreement of Subordination and Assignment in favor of The Chase Manhattan Bank, by Vizacom Inc. and Vincent DiSpigno dated April 13, 2001.

10.4      Agreement  of  Subordination  and  Assignment  in favor  of The  Chase
          Manhattan  Bank,  by Vizacom  Inc.  and David N. Salav dated April 13,
          2001.

10.5      Guaranty, dated April 13, 2001, executed by Vincent DiSpigno.

10.6      Guaranty, dated April 13, 2001, executed by David N.Salav.

10.7      Waiver Agreement, dated April 13, 2001, executed by David N. Salav.

10.8      Waiver Agreement, dated April 13, 2001, executed by Vincent DiSpigno.

10.9      Guaranty, dated April 13, 2001, executed by Vizacom Inc.

10.10 Share Acquisition Agreement, dated as of March 31, 2001, between Vizacom Inc. and GW 313 Limited. (Incorporated by reference to Exhibit 10.1to the Company's Current Report on Form 8-K (Date of Report: March 31, 2001) (Commission File No. 1-14076) filed with the Commission on April 12, 2001.)

10.11 Software License Agreement, dated as of March 31, 2001, between Software Publishing Corporation and Serif (Europe) Limited. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (Date of Report: March 31, 2001) (Commission File No. 1-14076) filed with the Commission on April 12, 2001.)

10.12 Bill of Sale and Assignment and Assumption Agreement, dated as of March 31, 2001, among Vizacom Inc., Serif (Europe) Limited, Serif Inc., Serif GmbH, Dialog24 Limited, Software Publishing Corporation and Dialog24 Inc. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (Date of Report: March 31, 2001) (Commission File No. 1-14076) filed with the Commission on April 12, 2001.)

10.13 Promissory Note of Serif Inc., dated as of March 31, 2001, in favor of Vizacom Inc. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (Date of Report: March 31, 2001) (Commission File No. 1-14076) filed with the Commission on April 12, 2001.)

10.14 Charge over Shares, dated as of March 31, 2001, between Vizacom Inc. and GW 313 Limited. (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K (Date of Report: March 31, 2001) (Commission File No. 1-14076) filed with the Commission on April 12, 2001.)

10.15 Guarantee, dated as of March 31, 2001, between Vizacom Inc. and GW 313 Limited. (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K (Date of Report: March 31, 2001) (Commission File No. 1-14076) filed with the Commission on April 12, 2001.)