Form 10QSB
period 2001-06-30
VIZACOM INC
filed 2001-08-13
CIK 926331

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,063,867 shares of Common Stock, as of July 31, 2001.

Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

                                  VIZACOM INC.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item                                                                   Pages
----                                                                   -----

ITEM 1.  FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheets as of June 30, 2001
  (Unaudited) and December 31, 2000                                     3

Condensed Consolidated Statements of Operations for the
   Three and Six Months Ended June 30, 2001 and 2000 (Unaudited)        4

Condensed Consolidated Statement of Changes in Stockholders'
   Equity for the Six Months Ended June 30, 2001 (Unaudited)            5

Condensed Consolidated Statements of Cash Flows for the Six
   Months Ended June 30, 2001 and 2000 (Unaudited)                      6

Notes to Condensed Consolidated Financial Statements                    7-14

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                     15-22

PART II - OTHER INFORMATION                                             23-25

                                  VIZACOM INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           June 30,        December 31,
                                                                             2001              2000
                                                                        --------------    --------------
ASSETS                                                                    (Unaudited)
Current assets:
   Cash and cash equivalents                                            $     152,719     $     843,836
   Marketable securities                                                         -                  797
   Receivables
      Trade,  less allowances of  $521,232 and  $608,975                    2,383,206         3,341,960
      Other                                                                    26,227           155,025
      Notes                                                                   408,257            60,336
   Inventories                                                                426,303           864,031
   Restricted cash                                                            150,000              -
   Prepaid expenses and other current assets                                  147,561           329,152
                                                                        --------------    --------------
      Total current assets                                                  3,694,273         5,595,137
Property and equipment, net                                                   262,765           818,132
Goodwill, net of accumulated amortization of $948,425 and $780,012          1,501,627         1,670,040
Business processes and methodologies, workforce, and customer
   lists, net of accumulated amortization of $1,254,517 and $779,746        3,283,483         3,758,254
Deferred consulting costs                                                   1,215,593         1,371,823
Note receivable, long term                                                    493,301              -
Other assets                                                                   63,383           868,811
                                                                        --------------    --------------
      Total assets                                                      $  10,514,425        14,082,197
                                                                        ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank notes payable                                                       1,364,172         1,214,172
   Inventory financing payable                                                248,031              -
   Related party notes payable                                                302,168           563,867
   Current portion of long-term debt and capital lease obligations            262,219           465,105
   Accounts payable                                                         3,118,157         5,027,736
   Accrued liabilities                                                      1,671,018         2,622,875
   Sales and value-added taxes payable                                         41,041           386,089
                                                                        --------------    --------------
      Total current liabilities                                             7,006,806        10,279,844
Long-term debt and capital lease obligations, less current maturities           4,906            48,717
                                                                        --------------    --------------
      Total liabilities                                                     7,011,712        10,328,561
                                                                        --------------    --------------

Commitments and contingencies

Stockholders' equity:
   Common stock, par value $.001 per share,
      60,000,000 shares authorized, 2,064,177 and 1,619,087
      shares issued                                                             2,064             1,619
   Additional paid-in capital                                              71,812,251        70,851,835
   Accumulated deficit                                                    (68,205,442)      (66,954,898)
   Accumulated other comprehensive income                                     (95,765)         (134,525)
   Treasury stock, 310 shares, at cost                                        (10,395)          (10,395)
                                                                        --------------    --------------

      Total stockholders' equity                                            3,502,713         3,753,636
                                                                        --------------    --------------
      Total liabilities and stockholders' equity                           10,514,425        14,082,197
                                                                        ==============    ==============

See accompanying notes to condensed consolidated financial statements.

                                  VIZACOM INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Three Months Ended June 30,          Six Months Ended June 30,
                                                           ---------------- --------------      -------------- ---------------
                                                                 2001            2000                 2001          2000
                                                           ---------------- --------------      -------------- ---------------
Net sales                                                  $   4,793,615    $    5,243,564       $  8,737,035  $    5,625,814
Cost of sales                                                  4,120,256         4,150,208          7,523,119       4,255,428
                                                           --------------   ---------------      ------------- ---------------
Gross profit                                                     673,359         1,093,356          1,213,916       1,370,386

Selling, general and administrative expenses                   1,480,648         1,781,222          3,054,636       3,013,344
Restructuring expenses                                              -                 -               187,584            -
Amortization of goodwill, business processes and
  methodologies, workforce, and customer lists                   321,592           477,415            643,184         558,704
Realized loss (gain) on marketable securities                     85,226              -                85,226      (1,095,348)
Interest and other expense, net of other income                   55,252            80,050            106,551         139,467
                                                           --------------   ---------------      ------------- ---------------
                                                               1,942,718         2,338,687          4,077,181       2,616,167

      Loss from continuing operations                         (1,269,359)       (1,245,331)        (2,863,265)     (1,245,781)

Discontinued operations:
      Income (loss) from operations of
        discontinued businesses                                 (174,739)       (1,501,694)           139,384      (2,892,765)
      Gain (loss) on sale of discontinued operations                -                 -             1,473,337             -
                                                           --------------   ---------------      ------------- ---------------
      Income (loss) from discontinued operations                (174,739)       (1,501,694)         1,612,721      (2,892,765)

      Net loss                                             $  (1,444,098)   $   (2,747,025)      $ (1,250,544) $   (4,138,546)
                                                           ==============   ===============      ============= ===============

Net income (loss) per common share:
      Continuing operations                                $       (0.66)   $        (1.04)      $      (1.54) $        (1.25)
      Discontinued operations                              $       (0.09)   $        (1.25)      $       0.87  $        (2.90)
                                                           --------------   ---------------      ------------- ---------------
      Net loss per common share - basic and diluted        $       (0.75)   $        (2.29)      $      (0.67) $        (4.15)
                                                           ==============   ===============      ============= ===============
      Weighted average number of common shares
        outstanding - basic and diluted                        1,912,107         1,201,082          1,863,573         996,457
                                                           ==============   ===============      ============= ===============

See accompanying notes to condensed consolidated financial statements.

                                  VIZACOM INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                             Additional
                                                                                               Paid-In        Accumulated
                                                                 Shares         Amount          Capital         Deficit
                                                             ------------- -------------- ---------------- ----------------
Balance at December 31, 2000                                   1,619,087    $     1,619    $  70,851,835    $ (66,954,898)

Net  loss                                                           -              -                -          (1,250,544)
Realized loss on marketable securities                              -              -                -                -
Currency translation adjustment                                     -              -                -                -
                                                                                                            --------------
TOTAL COMPREHENSIVE INCOME                                                                                     (1,250,544)
                                                                                                            --------------
Sale of common stock in private placements, net                  149,000            149          269,166             -
Common stock issued to satisfy outstanding liabilties             17,800             18          132,700             -
Common stock issued in connection with settlement agreement       30,000             30          167,900             -
Common stock  and warrants issued  in connection with
   consulting services                                           157,000            157          390,741             -
Common stock issued in connection with merger agreement           91,290             91              (91)            -
                                                             ------------- -------------- ---------------- ----------------
Balance at June 30, 2001                                       2,064,177    $     2,064    $  71,812,251    $ (68,205,442)
                                                             ============= ============== ================ ================


                                                                Accumulated
                                                                   Other                           Total
                                                               Comprehensive    Treasury       Stockholders'
                                                               Income (Loss)      Stock           Equity
                                                             ---------------- -------------- ----------------
Balance at December 31, 2000                                  $    (134,525)   $   (10,395)   $   3,753,636

Net  loss                                                              -              -                -
Realized loss on marketable securities                               85,226           -                -
Currency translation adjustment                                     (46,466)          -                -
                                                              ---------------
TOTAL COMPREHENSIVE INCOME                                           38,760           -          (1,211,784)
                                                              ---------------
Sale of common stock in private placements, net                        -              -             269,315
Common stock issued to satisfy outstanding liabilties                  -              -             132,718
Common stock issued in connection with settlement agreement            -              -             167,930
Common stock  and warrants issued  in connection with
   consulting services                                                 -              -             390,898
Common stock issued in connection with merger agreement                -              -                -
                                                             ---------------- -------------- ----------------
Balance at June 30, 2001                                      $     (95,765)   $   (10,395)   $   3,502,713
                                                             ================ ============== ================


See accompanying notes to condensed consolidated financial statements.

                                  VIZACOM INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Six Months Ended June 30,
                                                                                -------------------------------------
                                                                                      2001                2000
                                                                                ----------------     ----------------
OPERATING ACTIVITIES:
Loss from continuing operations                                                  $  (2,863,265)       $  (1,245,782)
Adjustments to reconcile loss from continuing operations
   to net cash used in operating activities:
  Depreciation and amortization                                                      1,208,788              915,451
  Realized loss (gain) on marketable securities                                         85,226           (1,095,348)
  Realized loss on sale of property and equipment                                          891                 -
  Warrants, common stock, and stock options issued for consulting services             235,430              321,504
  Provision for bad debts                                                              164,462               20,103
  Changes in assets and liabilities, net of effects of acquisitions and dispositions:
   Receivables                                                                         662,259           (1,236,012)
   Inventories                                                                          54,969              (11,478)
   Prepaid expenses and other current assets                                           (86,959)              16,642
   Accounts payable                                                                    (25,139)              80,722
   Accrued liabilities                                                                  41,147              260,329
   Sales and value-added taxes payable                                                   4,784              198,771
                                                                                ----------------     ----------------
      Net cash used in continuing operations                                          (517,407)          (1,775,098)
      Net cash used in discontinued operations                                         (17,400)          (4,457,999)
                                                                                ----------------     ----------------
      Net cash used in operating activities                                           (534,807)          (6,233,097)
                                                                                ----------------     ----------------
INVESTING ACTIVITIES:
Purchase of property and equipment                                                        (875)             (78,254)
Net proceeds from sale of property and equipment                                         1,350                 -
Proceeds from note receivable                                                           85,942                 -
Increase in other assets                                                               (21,763)             (11,892)
Decrease in restricted cash                                                             89,838                 -
Disposition of business, net of cash disposed                                         (387,767)                -
Acquisitions of businesses, net of cash acquired                                          -              (1,662,898)
                                                                                ----------------     ----------------
      Net cash used in continuing operations                                          (233,275)          (1,753,044)
      Net cash used in discontinued operations                                        (209,646)             (17,240)
                                                                                ----------------     ----------------
      Net cash used in investing activities                                           (442,921)          (1,770,284)
                                                                                ----------------     ----------------
FINANCING ACTIVITIES:
Proceeds from sale of common stock - net                                               269,315            6,361,264
Proceeds from bank notes payable and inventory financing facility, net                 398,031              140,385
Proceeds from exercise of warrants and options                                            -                 839,159
Payment of related party notes payable                                                (261,699)            (308,310)
Payment of long-term debt and capital lease obligations                               (124,379)             (54,591)
                                                                                ----------------     ----------------
      Net cash provided by continuing operations                                       281,268            6,977,907
      Net cash used in discontinued operations                                         (43,998)            (162,489)
                                                                                ----------------     ----------------
      Net cash provided by financing activities                                        237,270            6,815,418
                                                                                ----------------     ----------------
                                                                                ----------------     ----------------
Effect of exchange rate changes on cash and cash equivalents                            49,341              (50,896)
                                                                                ----------------     ----------------

Decrease in cash and cash equivalents                                                 (691,117)          (1,238,859)
Cash and cash equivalents at beginning of period                                       843,836            1,730,495
                                                                                ----------------     ----------------
Cash and cash equivalents at end of period                                       $     152,719        $     491,636
                                                                                ================     ================

Supplemental disclosure of cash flow information:
  Interest
    Continuing operations                                                        $      95,314        $      80,462
                                                                                ================     ================
    Discontinued operations                                                      $       5,730        $      20,862
                                                                                ================     ================
  Income taxes
    Continuing operations                                                        $       2,286        $        -
                                                                                ================     ================
    Discontinued operations                                                      $         627        $        -
                                                                                ================     ================

See accompanying notes to condensed consolidated financial statements.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Vizacom Inc. (the "Company") and its wholly owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
     Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All share amounts and prices have been adjusted to reflect a one-for-ten (1:10) reverse stock split that became effective on May 23, 2001. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The condensed consolidated balance sheet as of December 31, 2000 has been derived from the Company's audited consolidated balance sheet as of that date.

2.   LIQUIDITY AND BUSINESS RISKS

     The Company has experienced recurring net losses since its inception, except during the first quarter of 2001 due to the sale of the Company's visual communications operations, and had a working capital deficiency of $3,312,533 at June 30, 2001, an improvement of $1,372,174 from its working capital deficiency of $4,684,707 at December 31, 2000. This change is primarily attributable to the Company's sale of its visual communications operations on March 31, 2001. See Note 3. In January 2001, the Company sold 149,000 shares of common stock for aggregate gross proceeds of $372,500. Working capital as of June 30, 2001 includes current obligations to related parties totaling approximately $1,039,000. See Note 8. Of this amount approximately $302,000 was outstanding to its President and Vice President and Chief Information Officer, who are the former selling stockholders of the Company's PWR Systems subsidiary. Under a waiver agreement with the Company and an assignment and subordination agreement entered into between a lender and these persons dated April 13, 2001, the amounts due to these persons will not be paid until January 2002. The promissory note held by the Company from its former visual communications subsidiary provides for the Company to receive monthly installments aggregating $360,000 in 2001 and $480,000 in 2002. The Company believes that over the next several months it will need to raise at least an additional $1,000,000 to meet its currently anticipated liquidity and capital expenditure requirements. Management intends to seek additional financing through one or more debt, equity, or convertible securities offerings, through the sale of assets or through a merger or acquisition. There can be no assurance that the Company will be successful in completing any such offering or offerings, sale of assets or merger or acquisition, or any other offerings or transactions, or that the terms of any such offering or offerings, transaction or transactions will be beneficial to the Company or its stockholders. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Approximately $1,600,000 of the Company's outstanding debt obligations at June 30, 2001 was owed to two financing institutions on a short-term basis with no long-term lending commitment. The unavailability of either or both of these borrowings would have a material adverse effect on our business.
     On July 18, 2001, one of these lenders notified the Company's PWR subsidiary that it was in default of its obligations in the amount of $199,765, and the lender demanded payment of such amount by July 31, 2001. Subsequent to the receipt of the notification, PWR has made periodic payments to the lender and made arrangements to liquidate the balance which was still outstanding at July 31, 2001.The unavailability of loans from this lender, if not replaced by loans from this or other lenders, is expected to have a material adverse effect on PWR's business.

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

4.   LOSS PER SHARE

     Basic loss per share is computed based upon the weighted average number of common shares outstanding during each period presented. Stock options and warrants did not have an effect on the computation of diluted earnings per share in the three and six-month periods ended June 30, 2001 and 2000 since they were anti-dilutive.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.   DEBT

     The bank notes payable consist of ninety-day renewable term notes which are secured by the assets of PWR and guaranteed by the Company. The notes bear interest at prime plus one-half percent (7.25% at June 30, 2001). On April 13, 2001, PWR borrowed an additional $600,000 from its bank, with payment including interest, at prime plus 1 1/2%, due by May 14, 2001. This note was personally guaranteed by the Company's President and Vice President and Chief Information Officer and guaranteed by the Company. This additional indebtedness was repaid on May 7, 2001 and the personal guarantees were returned.

     The related party notes consist of 6.3% notes payable in monthly installments to the two PWR selling stockholders. In connection with PWR's bank borrowing on April 13, 2001, the PWR selling shareholders entered into a waiver agreement with the Company and subordination and assignment agreements with the bank, pursuant to which such notes may not be paid until January 2002.

     On July 21, 2000, PWR terminated its relationship with its inventory financing lender and repaid the outstanding inventory loan balance of approximately $925,000 with existing working capital. On August 25, 2000, PWR entered into a temporary $500,000 inventory financing security agreement with a finance company. In May 2001, this facility was reduced to $300,000. At June 30, 2001, there was $248,031 outstanding under this facility. The temporary financing facility provides for 21 to 30 day financing without interest as long as payment is made within the allowable terms. The line is presently collateralized by a second priority lien on all of the assets of PWR and is guaranteed by the Company. On July 18, 2001, the lender notified PWR that it was in default of its obligations under this facility. See Note 2. In December 2000, one of PWR's major suppliers was granted a third priority lien on its assets.

     On January 8, 2000, the Company entered into an agreement, which was amended as of March 15, 2000, for a maximum $1,000,000 unsecured line of credit note arrangement with a foreign company. Advances under the arrangement bear interest at 8%. The Company borrowed $1,000,000 on February 17, 2000. This borrowing was paid in full with accrued interest on March 20, 2000. In connection with this credit facility, the Company issued seven-year warrants to purchase an aggregate of 25,000 shares of its common stock exercisable at $30 per share. The warrants were valued at $382,500 and are being charged to interest expense over the two-year benefit period.

6.   STOCKHOLDERS' EQUITY

     On January 2, 2001, the Company retained an investment banking firm for the purpose of providing financial advisory and investment banking advice for a one-year term. Pursuant to this agreement, the Company agreed to issue 45,000 shares of its common stock and three-year warrants to purchase 60,000 shares of common stock. On February 28, 2001, this agreement was terminated, and the investment banking firm returned all Company securities obtained pursuant to the agreement which were still owned by it.

     On January 15, 2001, the Company retained a consultant for the purpose of providing investor relations, public relations and corporate communications and other services for a one-year term. Pursuant to this agreement, the Company agreed to issue 30,000 shares of its common stock, 10,000 of which shares are subject to a lockup agreement that prohibits their sale prior to July 15, 2001; and three-year warrants to purchase 20,000 shares of common stock; 10,000 immediately exercisable at an exercise price of $2.50 per share, and 10,000 exercisable commencing July 15, 2001 at an exercise price of $10 per share.

     On January 15, 2001, the Company issued 30,000 shares of its common stock in connection with the resignation of its chief executive pursuant to a settlement and release agreement.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.   STOCKHOLDERS' EQUITY (CONTINUED)

     On January 22, 2001, and January 24, 2001, the Company entered into agreements with certain outside consultants to satisfy outstanding liabilities to them. Under their respective agreements, 3,200 and 14,600 shares were issued. The 14,600 shares are subject to a six-month lockup agreement prohibiting their sale until July 2001, except that an aggregate of 7,300 shares may be sold through July 22, 2001, provided that no more than 1,000 shares per week may be sold. The 3,200 shares were subject to a lock-up agreement restricting the sale of certain of such shares through March 1, 2001.

     On January 26, 2001, the Company accepted subscriptions for a total of 149,000 shares of common stock from 13 accredited investors for gross proceeds of $372,500. In connection with this private placement, the Company issued three-year warrants to purchase 2,300 shares of common stock at an exercise price of $2.50 per share as a finders fee.

     On February 9, 2001, the Company terminated a December 27, 2000 agreement related to consulting services for financial advisory and other related services. Under the terms of the original agreement, 3,000 shares held in escrow were cancelled upon such termination.

     On May 17, 2001, the stockholders approved the issuance of shares to the Company's President and Vice President and Chief Information Officer, who were also the former selling shareholders of PWR, due under the March 27, 2000 merger agreement with PWR, as amended. In connection therewith, the Company issued 45,645 shares to each of the former PWR selling shareholders.

     On May 23, 2001, the Company effected a one-for-ten (1:10) reverse stock split.

     On June 29, 2001, the Company expanded the scope of services to be provided by one of its consultants and extended the term of the agreement with such consultant. Pursuant to this agreement, the Company issued 100,000 shares of its common stock.

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

     In early 2001, the Company determined to divest its software and overseas operations so as to better focus on developing its internet and technology solutions business in the U.S. Accordingly, on January 9, 2001, the Company entered into an agreement with a German company for the sale of certain assets and assumption of liabilities of the Company's Aachen, Germany contact center operation. On February 2, 2001, Junction 15 Limited and interMETHODS Limited, two companies in London, England, which the Company acquired in 2000, were placed into creditors voluntary liquidation in the United Kingdom. On March 31, 2001, the Company sold its visual communications operations. These visual communications and overseas operations are reflected in discontinued operations.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.   SEGMENT INFORMATION (CONTINUED)

     The Company's historical business prior to 2000 consisted primarily of its direct sale of software and digital cameras, collectively referred to as visual communications products, utilizing the Company's direct mail marketing and telemarketing operations at its Nashua, New Hampshire, Nottingham, England and Aachen, Germany call center locations. The Company's web-enabled call center business was referred to as Dialog24. The results of the Company's VisualCities.com website business and Dialog24 business are included in "Visual Communications Products."

     Information concerning the Company's six-month segment operations is set forth below:

                                                      Foreign          Visual
                                                   Operations in   Communications      Vizy
                                                    Liquidation       Products      Interactive   Corporate   Consolidated
                                                  -------------------------------------------------------------------------
SIX-MONTHS ENDED JUNE 30, 2001:

CONTINUING OPERATIONS
Net sales                                         $      -         $         -      $ 8,737,035   $     -      $ 8,737,035
Depreciation and amortization                            -                   -          676,193      532,595     1,208,788
Investment loss                                          -                   -             -         (85,226)      (85,226)
Loss from continuing operations                          -                   -       (1,067,481)  (1,795,784)   (2,863,265)
Total assets                                             -                   -        7,821,246    2,666,221    10,487,467

DISCONTINUED OPERATIONS
Gain on sale of discontinued operations                  -              1,473,337          -            -        1,473,337
Income from operations of discontinued businesses        -                139,384          -            -          139,384
Income from discontinued operations                      -              1,612,721          -            -        1,612,721
Total assets                                             -                 26,958          -            -           26,958

SIX-MONTHS ENDED JUNE 30, 2000:

CONTINUING OPERATIONS
Net sales                                         $      -         $         -      $ 5,625,814   $     -      $ 5,625,814
Depreciation and amortization                            -                   -          564,443      312,910       877,353
Investment gains                                         -                   -             -       1,095,348     1,095,348
Income (loss) from continuing operations                 -                   -         (447,827)    (797,954)   (1,245,781)
Total assets                                             -                   -       16,412,347    2,703,393    19,115,740

DISCONTINUED OPERATIONS
Loss from operations of discontinued businesses      (251,358)         (2,641,407)         -           -        (2,892,765)
Total assets                                        2,980,041           3,458,240          -           -         6,438,281


8.   RELATED PARTY TRANSACTIONS

     During the first six-months of 2001, the Company incurred approximately $232,000 of legal fees to a law firm of which the Company's Chairman of the Board is a member. Approximately $737,000 owed to this law firm is included in accounts payable at June 30, 2001.

     At June 30, 2001, the Company had $302,168 of related party notes payable outstanding to its President and Vice President and Chief Information Officer, the two former selling shareholders of the Company's PWR Systems subsidiary. See Note 5.

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

     In February 2000, the Company received a demand for arbitration with respect to certain fees payable in connection with an investment banking agreement which it terminated. The claim calls for payment of $45,000 and reinstatement of the warrants to purchase 15,000 shares of common stock cancelled upon termination of the investment banking agreement or payment of the value of such warrants, and legal and other expenses in connection with the arbitration. This arbitration proceeding has been suspended. The Company believes that the claims in this arbitration action are without merit and intends to vigorously defend this action.

     On January 9, 2001, the Company entered into an agreement with a German company to sell certain assets and liabilities of the Company's Aachen, Germany contact center operation, including the assumption of the remaining lease obligation. The agreement calls for a payment to the Company of approximately $100,000, of which approximately $50,000 would be utilized to pay remaining tax obligations. The $100,000 payment has not been received and is past due. The Company has commenced legal proceedings to collect this amount, the collection of which is unlikely.

     On February 2, 2001, the Company divested Junction 15 Ltd. and interMETHODS Ltd., its London-based subsidiaries acquired during 2000, through creditors voluntary liquidation in the United Kingdom. The Company terminated the employment of the two executives of Junction 15 Limited and interMETHODS Limited, and it currently intends to pursue indemnification claims for breaches of representations and warranties by the sellers of both Junction 15 Limited and interMETHODS Limited. On April 2, 2001, the Company received a "freezing injunction order" from the Supreme Court of England and Wales restricting its ability to remove any assets up to the value of (pound)362,000, or approximately $517,000, from England or Wales. The only assets that the Company owned in England or Wales at such time or as of the date hereof is the $150,000 in cash that it received upon the closing of the Serif transaction, which is held on its behalf by its lawyers in England. The applicants with respect to the injunction are three former executive officers of Junction 15 Limited and interMETHODS Limited who are claiming payment under their terminated employment agreements. One of the officers is claiming a deferred payment of approximately $100,000 under the interMETHODS acquisition agreement. The Company believes that it has significant warranty, breach of contract and other claims against these applicants, and intends to prosecute its claims vigorously. The Company also believes that the injunction was issued improperly and may attempt to have the injunction vacated; however, there is no assurance that the Company will be successful in this regard. Further, the Company believes that this injunction will not affect its ability to receive and utilize the monthly payments pursuant to the promissory note to be made from Serif Inc., a U.S. incorporated and domiciled company.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

     LITIGATION (CONT.)

     In addition to the aforementioned litigation, the Company has other litigation matters in progress in the ordinary course of business. Management believes that all pending litigation of the Company will be resolved without a further material effect on the Company's financial position, results of operations or cash flows.

     LONG TERM CONSULTING AGREEMENT

     In 1998, the Company entered into a five-year financial consulting agreement pursuant to which the Company is required to pay .3% of its net revenue (subject to an annual minimum fee of $125,000, and an annual maximum fee of $250,000) to the consultant. The term of the agreement was automatically extendable by eighteen months if the Company reported annual net revenues of $40,000,000, and an additional eighteen months should net revenues exceed $60,000,000. In December 2000, the Company amended this agreement to provide that $269,861 of accrued consulting fees were payable in 123,337 shares of the Company's common stock. This agreement was further amended to increase the revenue thresholds required for extensions to $45,000,000 and $65,000,000, respectively. Any revenues of acquired companies not introduced directly or indirectly by the consultant are excluded from the amended revenue thresholds.

     EMPLOYMENT AGREEMENT

     On January 15, 2001, the Company's chief executive resigned. Pursuant to a settlement and release agreement, he received $10,500 monthly for consulting services through April 15, 2001 and received 30,000 shares of the Company's common stock. Additionally, he will receive five percent of the gross proceeds received by the Company from the sale of the visual communications operations.

     POSSIBLE DELISTING

     On March 1, 2001, the Company received correspondence from The Nasdaq Stock Market Inc. stating that its common stock would be delisted from trading because the bid price of its common stock did not equal or exceed $1.00 for a minimum of ten consecutive trading days prior to March 1, 2001, as required by Nasdaq Marketplace Rule 4310(c)(4). The Company appealed this determination and requested a hearing before a Nasdaq Listing Qualifications Panel. At the hearing, the Company presented its plan to achieve compliance with all Nasdaq listing maintenance requirements, including a plan to seek approval from shareholders of a reverse stock split to satisfy Nasdaq's minimum bid requirement. On May 17, 2001, at its annual stockholders meeting, the Company's stockholders approved a proposal to authorize the Board of Directors to effect a reverse stock split of the Company's common stock. On May 23, 2001, the Company effectuated a one-for-ten reverse stock split which enabled it to meet Nasdaq's minimum bid requirement. In a letter dated June 5, 2001, the Nasdaq Listing Qualifications Panel determined to allow the Company to remain listed on The Nasdaq SmallCap Market so long as the Company continued to meet all Nasdaq listing requirements, including that at June 30, 2001 the Company report financial results which reflect either net tangible assets above $2,000,000 or, in the alternative, stockholders' equity of at least $2,500,000. Both of these alternative requirements were satisfied at June 30, 2001. In the event that the Company's common stock is delisted from Nasdaq, the Company expects that its common stock would trade on the NASD's OTC Bulletin Board.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10.  STATEMENTS OF CASH FLOWS

     Supplemental disclosure of non-cash financing and investing activities for the six months ended June 30, 2001 and 2000 is set forth below:

                                                                                2001              2000
                                                                          ----------------  ----------------

CONTINUING OPERATIONS:
Fair value of net assets acquired for common stock,
  stock options, and notes payable                                        $    -            $     9,890,469
                                                                          ================  ================
Note receivable for business disposition                                  $      987,500    $          -
                                                                          ================  ================
Transfer of prepaid licenses to inventory                                      $ 131,606
                                                                          ================  ================
Unrealized holding loss on marketable securities                          $          797    $          -
                                                                          ================  ================
Payment of liabilities with common stock                                  $      134,498    $          -
                                                                          ================  ================
Capital stock subscriptions reflected as a liability and restricted cash                    $     1,475,255
                                                                          ================  ================
Warrants and common stock issued for deferred consulting costs            $      323,398    $       382,500
                                                                          ================  ================
Listing fees accrued and offset against additional paid-in capital        $       (1,780)   $          -
                                                                          ================  ================

DISCONTINUED OPERATIONS:
Fixed assets acquired with capital lease obligations                      $         -       $        28,725
                                                                          ================  ================


11.  SPC DUAL CONSOLIDATED LOSSES CLOSING AGREEMENT

     In connection with the purchase of SPC in December 1996, the Company applied for a closing agreement with the Internal Revenue Service (the "IRS") in September 1997 pursuant to which the Company would become jointly and severally liable for SPC's tax obligations upon occurrence of a "triggering event" requiring recapture of dual consolidated losses ("DCLs") previously utilized by SPC. Such closing agreement would avoid SPC's being required to recognize a tax of approximately $8 million on approximately $24.5 million of SPC's pre-acquisition DCLs. On May 18, 2001 the Company received the closing agreement from the Internal Revenue Service. An event otherwise constituting a triggering event applicable to a DCL would not constitute a triggering event if it occurs in any taxable year after the fifteenth taxable year following the year in which the DCL was incurred. In certain circumstances, a future acquirer of the Company may also be required to agree to a similar closing agreement in order to avoid the same tax liability, to the extent it is able to do so, assuming the fifteen year period with respect to the DCL had not expired. The report of our auditors covering the December 31, 2000 consolidated financial statements, which was issued before the Company received the closing agreement from the IRS, contains a paragraph emphasizing these dual consolidated losses.

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

         Potential risks and uncertainties include, among other things, such factors as:

-    the market acceptance and amount of sales of our products and services;
- the success of our professional internet and technology solutions offerings, such as business strategy formation, web site interface design, and systems integration;
- our success in integrating the operations of acquired companies, including Vizy Interactive - New York (formerly known as Renaissance Multimedia) and Vizy Interactive - PWR Systems (also known as PWR Systems) into a coordinated and complementary operation;
- our ability to develop long-lasting relationships with our clients and attract new clients;
- our ability to develop long-lasting relationships with our industry partners and vendors and attract new industry partners and vendors;
-    the competitive environment within the industries in which we operate;
-    our ability to raise additional capital;
-    our ability to maintain our existing debt facilities;
- the extent to which we are successful in developing, acquiring or licensing technologies which are accepted by the market;
-    our ability to attract and retain qualified personnel;
-    business and consumer trends, and economic conditions; and
- the other factors and information disclosed and discussed in other sections of this Quarterly Report on Form 10-QSB.

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

         Our Serif software and international operations have been classified as discontinued operations, and our statements of operations have been reclassified accordingly. Our results of continuing operations reflect the results of our professional internet and technology solutions business in the U.S., which consists of Vizy Interactive New York, formerly known as Renaissance Multimedia ("Vizy NY") and Vizy Interactive-PWR Systems, also known as PWR Systems ("PWR"). These businesses are collectively referred to as Vizy Interactive. The results of our discontinued software and overseas operations are presented separately below. As a result of the changes in our business described above, our historical financial statements are of limited use.

CONTINUING OPERATIONS:

         GENERAL: Continuing operations are represented by the operations of our Vizy NY and PWR subsidiaries, together with our corporate overhead. We acquired Vizy NY and PWR on February 15 and March 27, 2000, respectively.

         In light of declining gross margins and inadequate capital to support growth in our PWR computer hardware business, we are attempting to transition that business to selling less hardware and providing more information technology and security services, which we expect to generate higher gross margins. We intend to maximize our gross profits from our continued hardware sales primarily by being more selective in our hardware customers and pricing. We expect that during at least the first 90 days of this transition, which has been commenced, our PWR subsidiary will not generate positive cash flow.

QUARTER ENDED JUNE 30, 2001 COMPARED TO THE QUARTER ENDED JUNE 30, 2000.

         The results of operations for our continuing operations for the quarters ended June 30, 2001 and 2000 are set forth below:

                                              Quarter ended June 30, 2001                   Quarter ended June 30, 2000
                                    --------------------------------------------- ----------------------------------------------
                                           Vizy                                          Vizy
                                       Interactive       Corporate       Total          Interactive    Corporate       Total
                                    --------------------------------------------- ----------------------------------------------
Net sales                            $  4,793,615      $      -      $ 4,793,615   $    5,243,564     $      -      $ 5,243,564
Cost of sales                           4,120,256             -        4,120,256        4,150,208            -        4,150,208
                                    ---------------------------------------------  ---------------------------------------------
Gross profit                              673,359             -          673,359        1,093,356            -        1,093,356
Gross profit                                  14%                            14%              21%                            21%

SG&A                                      850,608          630,040     1,480,648        1,014,452         766,770     1,781,222
Amortization - goodwill,
  business processes, etc.                321,592             -          321,592          477,415            -          477,415
Loss (gain) on marketable securities         -              85,226        85,226             -               -             -
Interest and other expense, net            33,999           21,253        55,252           44,918          35,132        80,050
                                    ---------------------------------------------  ---------------------------------------------
                                        1,206,199          736,519     1,942,718        1,536,785         801,902     2,338,687
                                    ---------------------------------------------  ---------------------------------------------
Loss from continuing operations     $    (532,840)     $  (736,519)  $(1,269,359)  $     (443,429)    $  (801,902)  $(1,245,331)
                                    =============================================  =============================================

         NET SALES. Net sales from continuing operations decreased in the 2001 second quarter by $449,949, or 9%, to $4,793,615 from $5,243,564 in the 2000 second quarter. $4,216,011, or 88%, of these net sales are attributable to PWR, and $577,604, or 12%, of these net sales are attributable to Vizy NY. We believe that our decline in net sales was primarily attributable to PWR's inability to obtain sufficient trade and other credit or capital required to obtain inventory to maximize our sales, as well as weak economic conditions.

         GROSS PROFIT. Gross profit decreased by $419,997, or 38%, to $673,359 in the 2001 second quarter, from $1,093,356 in the 2000 second quarter. $322,554, or 48%, of our 2001 second quarter gross profit was generated by PWR, and $350,805, or 52%, of our 2001 second quarter gross profit was generated by Vizy NY. Overall gross profit percentages declined from 21% in the 2000 second quarter to 14% in the 2001 second quarter. The lower gross margin was attributable to PWR's net sales consisting primarily of lower margin hardware and hardware-related components. Additionally, PWR's inability to obtain sufficient credit to fill orders impaired its ability to obtain optimal pricing from its suppliers.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") decreased by $300,574, or 17%, to $1,480,648 in the 2001 second quarter from $1,781,222 in the 2000 second quarter. The decrease in SG&A of $163,846 at our operating subsidiaries reflects lower recruitment and advertising costs and a reduction in the number of employees. Corporate overhead declined $136,730 due to reductions in corporate expenses resulting from our 2001 restructuring as well as other cost reduction efforts.

         AMORTIZATION OF GOODWILL, BUSINESS PROCESSES AND METHODOLOGIES, WORKFORCE, AND CUSTOMER LISTS. Amortization of Goodwill, Business Processes and Methodologies, Workforce, and Customer Lists, decreased $155,823, or 33%, due to a lower amortization base in 2001 caused by the impairment writedown of PWR's goodwill in the fourth quarter of 2000.

         REALIZED LOSS (GAIN) ON MARKETABLE SECURITIES. The realized loss of $85,226 reflects the realization of an investment loss in our marketable securities consisting of Xceed Inc. common stock resulting from the recent bankruptcy of Xceed. $84,429 of this loss had been included in other comprehensive income as of March 31, 2001. Accordingly, substantially all of the loss reported constitutes a reclassification of equity.

         INTEREST AND OTHER EXPENSE, NET. Interest and other expense, net, decreased by $24,798, or 31%, to $55,252 in the 2001 second quarter from $80,050 in the 2000 second quarter. The decline reflects the impact of interest income received in connection with payments under a note issued to us by our former Serif Inc. software subsidiary, which partially offset PWR's interest expense.

SIX-MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX-MONTHS ENDED JUNE 30, 2000.

The results of operations for our continuing operations for the six-month periods ended June 30, 2001 and 2000 are set forth below:

                                              Quarter ended June 30, 2001                   Quarter ended June 30, 2000
                                    ---------------------------------------------  ---------------------------------------------
                                           Vizy                                          Vizy
                                       Interactive       Corporate       Total          Interactive    Corporate       Total
                                    ---------------------------------------------  ---------------------------------------------
Net sales                           $    8,737,035     $       -     $ 8,737,035   $ 5,625,814        $      -      $ 5,625,814
Cost of sales                            7,523,119             -       7,523,119     4,255,428               -        4,255,428
                                    ---------------------------------------------  ---------------------------------------------
Gross profit                             1,213,916             -       1,213,916     1,370,386               -        1,370,386
Gross profit                                   14%                           14%           24%                              24%

SG&A                                     1,606,629        1,448,007    3,054,636     1,214,814          1,798,530     3,013,344
Restructuring expenses                        -             187,584      187,584          -                  -             -
Amortization - goodwill,
  business processes, etc.                 643,184             -         643,184       558,704               -          558,704
Loss (gain) on marketable securities                         85,226       85,226          -            (1,095,348)   (1,095,348)
Interest and other expense, net             31,584           74,967      106,551        44,695             94,772       139,467
                                    ---------------------------------------------  ---------------------------------------------
                                         2,281,397        1,795,784    4,077,181     1,818,213            797,954     2,616,167
                                    ---------------------------------------------  ---------------------------------------------
Loss from continuing operations     $   (1,067,481)    $ (1,795,784) $(2,863,265)  $  (447,827)       $  (797,954)  $(1,245,781)
                                    =============================================  =============================================

         NET SALES. Net sales from continuing operations increased in the six-months ended June 30, 2001 ("2001 six-month period") by $3,111,221, or 55%, to $8,737,035 from $5,625,814 in the six-months ended June 30, 2000 ("2000 six-month period"). $7,764,635, or 89%, of these 2001 net sales are attributable to PWR, and $972,400, or 11%, of these 2001 net sales are attributable to Vizy NY. Net sales from continuing operations for the 2000 six-month period are comprised of net sales of Vizy NY after February 15, 2000, and net sales of PWR after March 27, 2000, the dates on which we acquired these entities. Net sales in the 2001 six-month period declined $1,471,191, or 14%, from 2000 six-month period pro forma net sales of $10,208,226, assuming that our continuing operations had been acquired on January 1, 2000. We believe that this decline is primarily attributable to PWR's inability to obtain sufficient trade and other credit or capital required to obtain inventory to maximize our sales, as well as weak economic conditions.

         GROSS PROFIT. Gross profit decreased by $156,470, or 11%, to $1,213,916 in the 2001 six-month period, from $1,370,386 in the 2000 six-month period. $814,080, or 67%, of our 2001 six-month period gross profit was generated by PWR, and $399,836, or 33%, of our 2001 six-month period gross profit was generated by Vizy NY. Overall gross profit percentages declined from 24% in the 2000 six-month period to 14% in the 2001 six-month period. The lower gross margin was attributable to PWR's net sales consisting primarily of lower margin hardware and hardware-related components. 2001 six-month period gross profit declined $1,076,597, or 47%, from 2000 six-month period pro forma gross profit of $2,290,513, assuming that our continuing operations had been acquired on January 1, 2000. Gross margin as a percent of sales declined to 14% in the 2001 six-month period from 36% (pro forma) in the 2000 six-month period. The decline is primarily attributable to our inability to obtain optimal pricing from our suppliers due to our inability to obtain sufficient credit.

         RESTRUCTURING EXPENSES. In the 2001 first quarter, we commenced a restructuring initiative, pursuant to which we relocated our principal executive offices, and certain members of management and other staff resigned or were terminated. In addition, we divested our visual communications and overseas operations. Restructuring expenses for the 2001 six-month period primarily consists of common stock valued at approximately $170,000 issued to our former chief executive officer pursuant to a settlement and mutual release agreement.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") increased by $41,292, or 1%, to $3,054,636 in the 2001 six-month period from $3,013,344 in the 2000 six-month period. An increase in SG&A of $391,815 at our operating subsidiaries was offset by a $350,523 decline in corporate overhead. The increase in SG&A is due to the inclusion of a full six-months of SG&A for our two operating subsidiaries for the 2001 six-month period compared to only five months of Vizy NY SG&A for the 2000 six-month period, and only three months of PWR SG&A in the 2000 six-month period. Corporate overhead declined due to reductions in corporate expenses resulting from our 2001 restructuring as well as other cost reduction efforts. 2001 six-month period SG&A decreased by $627,249, or 17%, from 2000 six-month pro forma SG&A of $3,681,885, assuming that our continuing operations had been acquired on January 1, 2000.

         AMORTIZATION OF GOODWILL, BUSINESS PROCESSES AND METHODOLOGIES, WORKFORCE, AND CUSTOMER LISTS. Amortization of Goodwill, Business Processes and Methodologies, Workforce, and Customer Lists, increased $84,480, or 15%, due to inclusion of a full six-months of amortization for our two operating subsidiaries compared to five months of Vizy NY amortization and three-months of PWR amortization in the 2000 six-month period. Such increase would have been greater, absent the impairment charge to PWR's goodwill taken in the fourth quarter of 2000.

         REALIZED LOSS (GAIN) ON MARKETABLE SECURITIES. The realized loss amount of $85,226 in the 2001 six-month period represents the realization of an investment loss in our marketable securities consisting of Xceed Inc. common stock resulting from the recent bankruptcy of Xceed. $84,429 of this loss had been included in other comprehensive income as of March 31, 2001. Accordingly, substantially all of the loss reported constitutes a reclassification of equity.

         The realized gain of $1,095,348 in the 2000 six-month period represents the gain recognized upon the transfer of 59,813 shares of Xceed Inc. common stock to a finder in connection with an August 1999 agreement, based upon the appreciation in the market value of such shares. The agreement set forth a formula to determine the number of shares to be paid the finder upon the closing of an acquisition target identified by such finder. The finder received 14,953 Xceed shares for the Renaissance acquisition and 44,860 Xceed shares for the PWR acquisition, resulting in respective gains of $371,962 and $723,386.

         INTEREST AND OTHER EXPENSE, NET. Interest and other expense, net, decreased by $32,916, or 24%, to $106,551 in the 2001 six-month period from $139,467 in the 2000 six-month period. The decline reflects the impact of interest income received in connection with payments under a note issued to us by our former Serif Inc. software subsidiary, which partially offset PWR's interest expense. Interest and other expense decreased $72,688, from pro forma 2000 six-month period interest and other expense of $179,239, assuming that our continuing operations had been acquired on January 1, 2000.

DISCONTINUED OPERATIONS:

         GENERAL: Discontinued operations consist of our London internet solutions business acquired in 2000, our historical visual communications products segment, which included our software subsidiaries, Serif (Europe) Limited and subsidiaries, Serif Inc., Software Publishing Corporation and subsidiaries, our Dialog24 operations and our VisualCities.com operations.

         On January 9, 2001, we entered into an agreement with a German company to purchase certain assets and assume certain liabilities of our Aachen, Germany contact center operation, including the assumption of the remaining lease obligations. The agreement calls for a payment of approximately $100,000, of which we expect to utilize approximately $50,000 to pay remaining tax obligations. The $100,000 payment has not been received and is past due. We have commenced legal proceedings to collect this amount, the collection of which is unlikely.

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

Results of operations of discontinued businesses reflected a loss of ($174,739) for the 2001 second quarter and income of $139,584 for the 2001 six-month period. Our software and overseas operations were discontinued in the first quarter of 2001, and there was only residual activity in the second quarter of 2001. We recognized a gain of $1,473,337 upon the sale of our Serif software operations on March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash and cash equivalents decreased by $691,117 to $152,719 at June 30, 2001 from $843,836 at December 31, 2000. We used $534,807 of cash in our operations, and $442,921 of cash for investing activities as a result of the disposition of cash held by our divested visual communication operations, which was partially offset by the receipt of $237,270 in net proceeds from financing activities, and $49,341 as a result of foreign exchange rate fluctuations.

         We had a working capital deficiency of $3,312,533 at June 30, 2001, an improvement of $1,372,174 from our working capital deficiency of $4,684,707 at December 31, 2000. This change is primarily attributable to the sale of our visual communications operations on March 31, 2001. See Note 3 to the accompanying financial statements. In January 2001, we sold 149,000 shares of common stock for aggregate gross proceeds of $372,500. Our working capital as of June 30, 2001 includes current obligations to related parties totaling approximately $1,039,000. See Note 8 to the accompanying financial statements. Of this amount approximately $302,000 was outstanding to our President and Vice President and Chief Information Officer, who are the former selling stockholders of our PWR Systems subsidiary. Under a waiver agreement with us, and an assignment and subordination agreement entered into between a lender and these persons on April 13, 2001, the amounts due these persons will not be paid until January 2002. The promissory note held by us from our former visual communications subsidiary provides for the Company to receive monthly installments aggregating $360,000 in 2001 and $480,000 in 2002. We believe that over the next several months we will need to raise at least an additional $1,000,000 to meet our currently anticipated liquidity and capital expenditure requirements. We intend to seek additional financing through one or more debt, equity, or convertible securities offerings, through the sale of assets or through a merger or acquisition. There can be no assurance that we will be successful in completing any such offering or offerings, sale of assets or merger or acquisition, or any other offerings or transactions, or that the terms of any such offering or offerings, transaction or transactions, will be beneficial to the Company or its stockholders. We intend to consider all viable strategic alternatives, including possible business combinations, to maximize stockholder value.

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

         On January 9, 2001, we entered into an agreement with a German company to purchase certain assets and assume certain liabilities of our Aachen, Germany contact center operation, including the assumption of the remaining lease obligations. The agreement calls for a payment of approximately $100,000, of which we expect to utilize approximately $50,000 to pay remaining tax obligations. The $100,000 payment has not been received and is past due. We have commenced legal proceedings to collect this payment, the collection of which is unlikely.

         In February 2001, we divested through English law creditors voluntary liquidation our two internet service firms in the United Kingdom, Junction 15 Limited and interMETHODS Limited. As of December 31, 2000 all of the assets and liabilities of these entities were written-off, resulting in an impairment charge of $4,511,063. We terminated the employment of the two executives of Junction 15 Limited and interMETHODS Limited, and we currently intend to pursue indemnification claims for breaches of representations and warranties by the sellers of both Junction 15 Limited and interMETHODS Limited. On April 2, 2001, we received a "freezing injunction order" from the Supreme Court of England and Wales restricting our ability to remove any assets up to the value of (pound)362,000, or approximately $517,000, from England or Wales. The only assets that we owned in England or Wales at such time or as of the date hereof is the $150,000 in cash that we received upon the closing of the Serif transaction, which is held on our behalf by our lawyers in England. The applicants with respect to the injunction are three former executive officers of Junction 15 Limited and interMETHODS Limited who are claiming payment under their terminated employment agreements. One of the officers is claiming a deferred payment of approximately $100,000 under the interMETHODS acquisition agreement. We believe that we have significant warranty, breach of contract and other claims against these applicants, and intend to prosecute our claims vigorously. We also believe that the injunction was issued improperly and may attempt to have the injunction vacated; however, there is no assurance that we will be successful in this regard. Further, we believe that this injunction will not affect our ability to receive and utilize the monthly payments pursuant to the promissory note to be made from Serif Inc., a U.S. incorporated and domiciled company.

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

         In the first quarter of 2000, we entered into an unsecured line of credit agreement for maximum borrowings of $1,000,000, at an 8% interest rate, with a foreign company. Under this agreement, we borrowed $1,000,000 in February 2000. This loan was repaid in full with accrued interest on March 20, 2000. Our PWR subsidiary has $1,200,000 of bank short-term renewable notes payable, which we have guaranteed and which are secured by PWR's assets. On April 13, 2001, PWR borrowed an additional $600,000 from its banking institution, with payment including interest, at prime plus 1 1/2 %, due by May 14, 2001. The loan was repaid on May 7, 2001. In connection therewith, the PWR selling stockholders agreed to waive any payments on their notes until January 2002. See Note 5 to the accompanying financial statements. PWR also has an interim inventory financing facility for up to $300,000 in purchases (which was reduced from $500,000 in May 2001). The line is presently collateralized by a second lien on all of the assets of PWR and is guaranteed by the Company. On July 18, 2001, the lender notified PWR that it was in default of its obligations under this facility in the amount of $199,765, and demanded payment of such amount by July 31, 2001. Subsequent to the receipt of the notification, PWR has made periodic payments to the lender and made arrangements to liquidate the balance which was still outstanding at July 31, 2001. The unavailability of loans from this lender, if not replaced by loans from this or other lenders, is expected to have a material adverse effect on PWR's business. Additionally, a major supplier of PWR has been granted a third lien on PWR's assets.

         We are dependent on the availability of a short-term loan facility from a financial institution to finance our PWR operations. The lender does not have any long-term commitment to lend. The unavailability of this borrowing could have a material adverse effect on our business.

         Our exposure to foreign currency gains and losses has been partially mitigated as we have incurred operating expenses in the principal foreign currency in which we invoiced foreign customers. As of June 30, 2001, we had no foreign exchange contracts outstanding. Our foreign exchange gains and losses have been substantially reduced given the divestiture of our international operations.

         In 1999, we entered into a five-year consulting agreement pursuant to which we are required to pay 0.3% of our net revenue (subject to an annual minimum fee of $125,000, and an annual maximum fee of $250,000) to the consultant. The term of the agreement was automatically extendable by an additional eighteen months if we reported annual net revenues of $40,000,000, and an additional eighteen months should net revenues exceed $60,000,000. In December 2000, we amended this agreement to provide that $269,861 of accrued consulting fees were payable in 123,337 shares of our common stock. This agreement was further amended to increase the revenue thresholds required for extensions to $45,000,000 and $65,000,000, respectively. Any revenues of acquired companies not introduced directly or indirectly by the consultant are excluded from the amended revenue thresholds. At June 30, 2001, we had accrued $20,834 of consulting fees owing in connection with this agreement.

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

SPC DUAL CONSOLIDATED LOSSES CLOSING AGREEMENT

         On May 18, 2001 we received a closing agreement with the IRS pursuant to which we become jointly and severally liable for SPC's tax obligations upon occurrence of a "triggering event" requiring recapture of dual consolidated losses ("DCLs") previously utilized by SPC. This closing agreement avoids SPC's being required to recognize a tax of approximately $8 million on approximately $24.5 million of SPC's pre-acquisition DCLs. An event otherwise constituting a triggering event applicable to a DCL would not constitute a triggering event if it occurs in any taxable year after the fifteenth taxable year following the year in which the DCL was incurred. A future acquirer of our Company may also be required to agree to a similar closing agreement in order to avoid the same tax liability, to the extent it is able to do so, assuming the fifteen year period with respect to the DCL hadn't expired. This could have a material adverse effect on our future ability to sell SPC. The report of our auditors covering the December 31, 2000 consolidated financial statements, which was issued before the Company received the closing agreement from the IRS, contains a paragraph emphasizing these dual consolidated losses.

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

                  In February 2000, we received a demand for arbitration with respect to certain fees payable in connection with an investment banking agreement which we terminated. The claim calls for payment of $45,000 and reinstatement of the warrants to purchase 15,000 shares of common stock cancelled upon termination of the investment banking agreement or payment of the value of such warrants, and legal and other expenses in connection with the arbitration. This arbitration proceeding has been suspended. We believe that the claims in this arbitration action are without merit and intend to vigorously defend this action.

                  On January 9, 2001, we entered into an agreement with a German company to sell certain assets and liabilities of our Aachen, Germany contact center operation, including the assumption of the remaining lease obligation. The agreement calls for a payment to us of approximately $100,000, of which approximately $50,000 would be utilized to pay remaining tax obligations. The $100,000 payment has not been received and is past due. We have commenced legal proceedings to collect this amount, the collection of which is unlikely.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

                  On May 17, 2001,our stockholders granted our Board of Directors the authority to amend our certificate of incorporation to authorize a one-for-three (1:3), one-for-five (1:5), one-for-eight (1:8), or one-for-ten (1:10) reverse stock split of the common stock. Following such stockholder action, the Company's Board of Directors authorized a one-for-ten reverse stock split of our common stock. The reverse stock split became effective as of the opening of business on May 23, 2001.

                  On May 23, 2001, we issued 91,290 shares of our common stock, consisting of 45,645 shares to each of Vincent DiSpigno, our President, and David N. Salav, our Vice President and Chief Information Officer, in connection with the Agreement and Plan of Merger, as amended, between Vizacom and PWR dated March 27, 2000. The issuances of these shares were a private transaction exempt from registration pursuant to
         Section 4(2) of the Securities Act.

                  On June 29, 2001, we issued 100,000 shares of our common stock to one of our consultants in consideration for the extension of our agreement with the consultant and the expansion of the scope of services to be provided by such consultant. The issuance of these shares was a private transaction exempt from registration pursuant to
         Section 4(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                  Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  At the annual meeting of stockholders held on May 17, 2001, the following matters were voted upon and adopted by the votes indicated:

         ------------------------------------------------------- -------------- ----------- ------------- ----------
                                                                      For        Withheld     Against      Abstain
         ------------------------------------------------------- -------------- ----------- ------------- ----------
         To elect  two  directors  in Class II to our  board of
         directors, Vincent DiSpigno and Neil M. Kaufman.           13,335,293      99,279             -          -
         ------------------------------------------------------- -------------- ----------- ------------- ----------
         To consider to act upon a proposal to grant our board
         of directors authority to amend our certificate of
         incorporation to authorize a reverse split of our
         common stock in the following reverse split ratios:
         ------------------------------------------------------- -------------- ----------- ------------- ----------
         one-for-three (1:3)                                        12,799,083           -       564,906     70,583
         ------------------------------------------------------- -------------- ----------- ------------- ----------
         one-for-five (1:5)                                         12,777,026           -       595,840     61,706
         ------------------------------------------------------- -------------- ----------- ------------- ----------
         one-for-eight (1:8)                                        12,167,768           -     1,197,515     69,289
         ------------------------------------------------------- -------------- ----------- ------------- ----------
         one-for-ten (1:10)                                         12,217,394           -     1,175,048     42,130
         ------------------------------------------------------- -------------- ----------- ------------- ----------
         To approve the issuance of 91,290 shares of our common
         stock that we are currently obligated to issue pursuant
         to the terms of our agreement and plan of merger, as
         amended, with respect to our acquisition of our PWR
         Systems subsidiary in March 2000.                           6,306,291           -       373,817    618,977
         ------------------------------------------------------- -------------- ----------- ------------- ----------

          The other  directors  whose terms  continued  after the meeting  were:
Francis X. Murphy (Class I), David A. Buckel (Class III), and David N. Salav (Class III). Marc E. Jaffe (Class I) resigned as a director on June
20, 2001.

          There were 6,135,487 broker non-votes with respect to the proposal to approve the issuance of 91,290 shares of our common stock. There were no other broker non-votes with respect to the matters listed above.

ITEM 5.  OTHER INFORMATION.

               None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits.

               Set forth below are all exhibits to this Quarterly Report on Form 10-QSB.

         Number   Description
         ------   -----------
         10.01    Closing  Agreement  between the  Internal  Revenue  Service and Software Publishing Corporation last dated May 11, 2001.
         10.02    Promissory Note, dated June 20, 2001, by PWR Systems, Inc.
                  in favor of The Chase Manhattan Bank.
         10.03    Amendment No. 1, dated as of June 29, 2001, to Consulting
                  Agreement, dated as of October 20, 1999, between Vizacom
                  Inc. and Sinclaire International.

         (B)      REPORTS ON FORM 8-K.

                           On April 12, 2001 we filed a Current Report on Form
                  8-K (Date of Report: March 31, 2001) with the Commission reporting, as an Item 2 disclosure: (i) our disposition of our visual communications operations, and (ii) our receipt of a "freezing injunction order" from the Supreme Court of England and Wales restricting our ability to remove assets from England or Wales up to an approximate value of $517,000. The only assets we owned in England or Wales was $150,000 we received from one of our former visual communications subsidiaries. Additionally, we reported as an Item 5 disclosure that we terminated the employment of five individuals at our Vizy Interactive New York subsidiary resulting in anticipated annual savings of approximately $450,000.

                           On May 22, 2001, we filed a Current Report on Form
                  8-K (Date of Report: May 17, 2001) with the Commission, as an
                  Item 5 disclosure, reporting our one-for-ten (1:10) reverse stock split and the results of our annual stockholders meeting held on May 17, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    VIZACOM INC.



Dated:  August 13, 2001               By:           /s/ Vincent DiSpigno
                                          --------------------------------------
                                                      Vincent DiSpigno
                                                        President
                                               (Principal Executive Officer)


Dated:  August 13, 2001               By:          /s/ Alan W. Schoenbart
                                          --------------------------------------
                                                     Alan W. Schoenbart
                                           Vice President - Finance, Treasurer
                                              and Chief Financial Officer
                                             (Principal Financial Officer)

                                  VIZACOM INC.
                                INDEX TO EXHIBITS

Exhibit No.       Description

Number   Description
------   -----------
10.01 Closing Agreement between the Internal Revenue Service and Software Publishing Corporation last dated May 11, 2001.
10.02 Promissory Note, dated June 20, 2001, by PWR Systems, Inc. in favor of The Chase Manhattan Bank.
10.03 Amendment No. 1, dated as of June 29, 2001, to Consulting Agreement, dated as of October 20, 1999, between Vizacom Inc. and Sinclaire International.