Form 10QSB
period 2001-09-30
VIZACOM INC
filed 2001-11-07
CIK 926331

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,523,867 shares of Common Stock, as of October 31, 2001.

Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

                                  VIZACOM INC.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item                                                                       Pages
----                                                                       -----
ITEM 1.  FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheets as of September 30, 2001
   (UNAUDITED) and December 31, 2000                                          3

Condensed Consolidated Statements of Operations for the Three and
    Nine Months Ended September 30, 2001 and 2000 (UNAUDITED)                 4

Condensed Consolidated Statement of Changes in Stockholders' Equity
   for the Nine Months Ended September 30, 2001 (UNAUDITED)                   5

Condensed Consolidated Statements of Cash Flows for the Nine Months
   Ended September 30, 2001 and 2000 (UNAUDITED)                              6

Notes to Condensed Consolidated Financial Statements                       7-21

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                        22-29

PART II - OTHER INFORMATION                                               30-33

                                  VIZACOM INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                September 30,    December 31,
                                                                                    2001             2000
                                                                                -------------    -------------
ASSETS                                                                          (Unaudited)
Current assets:
   Cash and cash equivalents                                                    $     191,056    $    843,836
   Marketable securities                                                                  -               797
   Receivables
      Trade, less allowances of $319,106 and $608,975                               1,198,356       3,341,960
      Other                                                                            62,207         155,025
      Notes, current portion                                                          418,549          60,336
   Inventories                                                                        304,609         864,031
   Restricted cash                                                                    150,000             -
   Prepaid expenses and other current assets                                          143,719         329,152
                                                                                --------------   -------------
        Total current assets                                                        2,468,496       5,595,137
Property and equipment, net                                                           221,931         818,132
Goodwill, net of accumulated amortization of $1,032,632 and $780,012                1,767,420       1,670,040
Business processes and methodologies, workforce, and customer lists, net of
 accumulated amortization of $1,491,903 and $779,746                                3,046,097       3,758,254
Deferred consulting costs                                                             921,826       1,371,823
Note receivable, long term                                                            384,734             -
Other assets                                                                           63,609         868,811
                                                                                --------------   -------------
        Total assets                                                            $   8,874,113    $ 14,082,197
                                                                                ==============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank note payable                                                            $   1,214,172    $  1,214,172
   Related party notes and other related party liabilities                          1,036,525         563,867
   Bridge loan payable, face amount $250,000, net of unamortized debt
     discount of $250,000 at September 30, 2001                                           -                -
   Current portion of long-term debt and capital lease obligations                    239,528         465,105
   Accounts payable                                                                 1,845,890       5,027,736
   Accrued liabilities                                                              1,499,434       2,622,875
   Sales and value-added taxes payable                                                  3,837         386,089
                                                                                --------------   -------------
        Total current liabilities                                                   5,839,386      10,279,844
Related party notes, long term                                                        126,685             -
Long-term debt and capital lease obligations, less current maturities                   4,623          48,717
                                                                                --------------   -------------
        Total liabilities                                                           5,970,694      10,328,561
                                                                                --------------   -------------
Commitments and contingencies
Stockholders' equity:
   Common stock, par value $.001 per share,
       60,000,000 shares authorized, 2,404,177 and 1,619,087 shares issued             2,404            1,619
   Additional paid-in capital                                                     72,635,550       70,851,835
   Accumulated deficit                                                           (69,548,375)     (66,954,898)
   Accumulated other comprehensive loss                                              (95,765)        (134,525)
   Unamortized debt discount in excess of bridge loan                                (80,000)             -
   Treasury stock, 310 shares, at cost                                               (10,395)         (10,395)
                                                                                --------------   -------------
   Total stockholders' equity                                                      2,903,419        3,753,636
                                                                                --------------   -------------
   Total liabilities and stockholders' equity                                   $  8,874,113     $ 14,082,197
                                                                                ==============   =============


See accompanying notes to condensed consolidated financial statements.

                                  VIZACOM INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended Sept. 30,     Nine Months Ended Sept. 30,
                                                        ----------------------------     ---------------------------
                                                             2001          2000               2001          2000
                                                        ------------- --------------     ------------- -------------
Net sales                                               $  1,912,774  $   4,329,310      $ 10,649,809  $  9,955,124
Cost of sales                                              1,490,324      3,898,878         9,013,443     8,154,306
                                                        ------------- --------------     ------------- -------------
Gross profit                                                 422,450        430,432         1,636,366     1,800,818

Selling, general and administrative expenses               1,396,352      1,726,071         4,450,988     4,739,415
Restructuring expenses                                           -              -             187,584           -
Amortization of goodwill, business processes and
  methodologies, workforce, and customer lists               321,593        484,993           964,777     1,043,697
Realized loss (gain) on marketable securities                    -              -              85,226    (1,095,348)
Interest and other expense, net of other income               47,438         77,215           153,989       216,682
                                                        ------------- --------------     ------------- -------------
                                                           1,765,383      2,288,279         5,842,564     4,904,446

   Loss from continuing operations                        (1,342,933)    (1,857,847)       (4,206,198)   (3,103,628)

Discontinued operations:
   Income (loss) from operations of
      discontinued businesses                                    -         (718,244)          139,384    (3,611,009)
   Gain on sale of discontinued operations                       -              -           1,473,337           -
                                                        ------------- --------------     ------------- -------------
   Income (loss) from discontinued operations                    -         (718,244)        1,612,721    (3,611,009)

   Net loss                                             $ (1,342,933) $  (2,576,091)     $ (2,593,477) $ (6,714,637)
                                                        ============= ==============     ============= =============

Net income (loss) per common share:
   Continuing operations                                $      (0.64) $       (1.52)     $      (2.17) $      (2.90)
   Discontinued operations                              $        -    $       (0.59)     $       0.83  $      (3.37)
                                                        ------------- --------------     ------------- -------------

   Net loss per common share -  basic and diluted       $      (0.64) $       (2.11)     $      (1.34) $      (6.27)
                                                        ============= ==============     ============= =============
   Weighted average number of common shares
      outstanding - basic and diluted                      2,093,307      1,218,273         1,940,993     1,070,935
                                                        ============= ==============     ============= =============

See accompanying notes to condensed consolidated financial statements.

                                  VIZACOM INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                                Unamortized
                                                                                    Accumulated    Debt
                                                                                       Other     Discount
                                                        Additional                 Comprehensive in Excess                Total
                                                          Paid-In      Accumulated      Income   of Bridge   Treasury  Stockholders'
                                    Shares    Amount      Capital       Deficit        (Loss)      Loan       Stock       Equity
                                 ----------- --------  ------------- -------------  -----------  ---------  ---------- ------------
Balance at December 31, 2000      1,619,087  $ 1,619   $ 70,851,835  $ (66,954,898) $ (134,525)             $ (10,395) $ 3,753,636

Net  loss                               -        -              -       (2,593,477)        -          -           -            -
Realized loss on marketable
   securities                           -        -              -              -        85,226        -           -            -
Currency translation adjustment         -        -              -              -       (46,466)       -           -            -
                                                                     --------------  ----------
TOTAL COMPREHENSIVE INCOME (LOSS)                                       (2,593,477)     38,760        -           -     (2,554,717)
                                                                     --------------  ----------
Sale of common stock in private
   placements, net                  149,000      149        269,166            -           -          -           -        269,315
Common stock issued to satisfy
   outstanding liabilties            27,800       28        151,190            -           -          -           -        151,218
Common stock issued in connection
   with settlement agreements       160,000      160        408,270            -           -          -           -        408,430
Common stock  and warrants issued
   in connection with consulting
   services                         157,000      157        391,984            -           -          -           -        392,141
Common stock issued in connection
   with the PWR merger agreement     91,290       91            (91)           -           -          -           -            -
Common stock issued in connection
   with bridge loan                 200,000      200        329,800            -           -      (80,000)        -        250,000
Restructuring of related party
   debt                                 -        -          233,396            -           -          -           -        233,396
                                 ----------- --------  ------------- -------------  -----------  ---------  ---------- ------------
Balance at September 30, 2001     2,404,177  $ 2,404   $ 72,635,550  $(69,548,375)  $  (95,765)  $(80,000)  $ (10,395) $ 2,903,419
                                 =========== ========  ============= =============  ===========  =========  ========== ============


See accompanying notes to condensed consolidated financial statements.

                                  VIZACOM INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Nine Months Ended Sept. 30,
                                                                             -------------------------------
                                                                                  2001            2000
                                                                             --------------   -------------
OPERATING ACTIVITIES:
Loss from continuing operations                                               $ (4,206,198)   $ (3,103,628)
Adjustments to reconcile loss from continuing operations
    to net cash used in operating activities:
   Depreciation and amortization                                                 1,907,883       1,605,378
   Realized loss (gain) on marketable securities                                    85,226      (1,095,348)
   Realized loss on sale of property and equipment                                     891             -
   Warrants, common stock, and stock options issued for consulting services        239,811         321,504
    Provision for bad debts                                                        279,688          62,329
   Changes in assets and liabilities, net of effects of acquisitions and dispositions:
      Receivables                                                                1,655,639        (522,636)
      Inventories                                                                   81,061        (192,820)
      Prepaid expenses and other current assets                                    (83,456)         41,325
      Accounts payable                                                            (293,116)        883,887
      Accrued liabilities                                                         (259,539)        174,034
      Sales and value-added taxes payable                                          (32,420)        (20,192)
                                                                             --------------   -------------
             Net cash used in continuing operations                               (624,531)     (1,846,167)
             Net cash provided by (used in) discontinued operations                211,278      (4,627,905)
                                                                             --------------   -------------
             Net cash used in operating activities                                (413,253)     (6,474,072)
                                                                             --------------   -------------
INVESTING ACTIVITIES:
Purchase of property and equipment                                                  (2,217)       (114,310)
Net proceeds from sale of property and equipment                                     1,350             -
Proceeds from note receivable                                                      184,217             -
Increase in other assets                                                           (21,989)        (10,673)
Decrease in restricted cash                                                         89,838             -
Disposition of business, net of cash disposed                                     (387,767)            -
Acquisitions of businesses, net of cash acquired                                       -        (1,318,831)
                                                                             --------------   -------------
             Net cash used in continuing operations                               (136,568)     (1,443,814)
             Net cash used in discontinued operations                             (209,646)       (108,721)
                                                                             --------------   -------------
             Net cash used in investing activities                                (346,214)     (1,552,535)
                                                                             --------------   -------------
FINANCING ACTIVITIES:

Proceeds from sale of common stock - net                                           269,315       7,626,580
Proceeds from bank notes payable and inventory financing facility, net                 -          (709,465)
Proceeds from exercise of warrants and options                                         -           839,159
Payment of related party notes payable                                            (266,614)       (432,313)
Proceeds from bridge loan                                                          250,000             -
Payment of long-term debt and capital lease obligations                           (151,357)        (92,395)
                                                                             --------------   -------------
             Net cash provided by continuing operations                            101,344       7,231,566
             Net cash used in discontinued operations                              (43,998)       (202,710)
                                                                             --------------   -------------
             Net cash provided by financing activities                              57,346       7,028,856
                                                                             --------------   -------------
                                                                             --------------   -------------
Effect of exchange rate changes on cash and cash equivalents                        49,341        (235,425)
                                                                             --------------   -------------
Decrease in cash and cash equivalents                                             (652,780)     (1,233,176)
Cash and cash equivalents at beginning of period                                   843,836       1,730,495
                                                                             --------------   -------------
Cash and cash equivalents at end of period                                   $     191,056    $    497,319
                                                                             ==============   =============

Supplemental disclosure of cash flow information:
  Interest paid
      Continuing operations                                                  $     119,689    $    101,093
                                                                             ==============   =============
      Discontinued operations                                                $       5,730    $     57,102
                                                                             ==============   =============


See accompanying notes to condensed consolidated financial statements.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Vizacom Inc. (the "Company") and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All share amounts and prices have been adjusted to reflect a one-for-ten (1:10) reverse stock split that became effective on May 23, 2001. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The condensed consolidated balance sheet as of December 31, 2000 has been derived from the Company's audited consolidated balance sheet as of that date.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets." SFAS 141 requires that all business combinations be accounted for by the purchase method of accounting and changes the criteria for recognition of intangible assets acquired in a business combination. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. The Company does not expect that the adoption of SFAS 141 will have a material effect on its consolidated financial position or results of operations. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but tested for impairment at least annually, while intangible assets with finite useful lives continue to be amortized over their respective useful lives. The statement also establishes specific guidance for testing goodwill and intangible assets with indefinite useful lives for impairment. The provisions of SFAS 142 will be effective for 2002. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of SFAS 142. The Company is currently in the process of evaluating the potential impact the adoption of SFAS 142 will have on its consolidated financial position or results of operations.

3.   LIQUIDITY AND BUSINESS RISKS

     With the exception of the first quarter of 2001, the Company has experienced recurring net losses since its inception, and had a working capital deficiency of $3,370,890 at September 30, 2001. The improvement of $1,313,817, from its working capital deficiency of $4,684,707 at December 31, 2000, is attributable to the Company's disposition of its visual communications and international operations in the first quarter of 2001, described in Note 6.

     In January 2001, the Company sold 149,000 shares of common stock for aggregate gross proceeds of $372,500. On March 31, 2001 the Company sold its Serif visual communications software subsidiaries. The note received from Serif Inc., one of the Company's former visual communication subsidiaries, provides for payments to the Company of monthly installments aggregating $360,000 in 2001 and $480,000 in 2002. In September 2001, the Company signed a letter of intent to purchase a privately held company as described in Note 5. As a condition to this transaction, the Company agreed to restructure or satisfy $1,000,000 of current liabilities. This privately held company agreed to lend an aggregate of $650,000 to the Company in advance of the prospective transaction. The Company received $250,000 in September 2001 and an additional $200,000 of these loans in October 2001. The final $200,000 is expected in November 2001.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.   LIQUIDITY AND BUSINESS RISKS (CONTINUED)

     On July 18, 2001, the Company's PWR subsidiary was notified that it was in default of its obligations by a provider of a temporary inventory finance facility in the approximate amount of $200,000. This loan was subsequently repaid in full. On October 10, 2001, the inventory finance company advised PWR that no further financing would be provided until it receives an irrevocable letter of credit of not less than $50,000 in its favor from an acceptable financial institution. If the foregoing is not received by January 11, 2002, the credit facility will be terminated.

     As of September 30, 2001 approximately $1,200,000 of the Company's outstanding debt obligations was owed to a bank on a short-term basis with no long-term lending commitment. The loan expired on October 29, 2001. Upon expiration the underlying collateral for the debt obligation was insufficient to support the level of borrowing. The Company believes that it has reached a preliminary oral agreement in principal with the bank on a new six-month note, bearing interest at prime plus one-half percent, with payments as follows: (a) no principal payments through February 28, 2002, except that the Company will pay $125,000 out of the proceeds of its anticipated private placement, (b) approximately $40,000 per month starting on or about March 1, 2002 and (c) an additional $25,000 out of each $1 million in additional net proceeds above $1 million that the Company raises in its anticipated private placement. In connection with this six-month note, the Company will provide the bank with a first priority lien on its promissory note from Serif Inc. Additionally, the Company's SPC subsidiary will guaranty this note and grant a first priority lien on its U.S. Harvard trademark rights. There can be no assurance that the Company will be able to finalize any agreement with the bank, or that any agreement will be on the terms described above.

     The Company believes that over the next several months it will need to raise at least an additional $2,000,000 to meet its currently anticipated liquidity and capital expenditure requirements. Management intends to seek additional financing through one or more debt, equity, or convertible securities offerings, through the sale of assets or through a merger or acquisition. There can be no assurance that the Company will be successful in completing any such offering or offerings, sale of assets or merger or acquisition, or any other offerings or transactions, or that the terms of any such offering or offerings, transaction or transactions will be beneficial to the Company or its stockholders. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.   LOSS PER SHARE

     Basic loss per share is computed based upon the weighted average number of common shares outstanding during each period presented. Stock options and warrants did not have an effect on the computation of diluted earnings per share in the three and nine-month periods ended September 30, 2001 and 2000 since they were anti-dilutive.

5.   ACQUISITION AND BRIDGE LOAN TRANSACTIONS AND RELATED AGREEMENTS

     In September 2001, the Company executed a letter of intent to acquire a privately-held New York City based company, SpaceLogix, Inc. ("SpaceLogix"). SpaceLogix is a facilities-based managed services provider that resells co-location and network management services through its relationships with landlords, major telecommunications companies, utilities, and other third-party data center owners. Under the terms of the letter of intent, SpaceLogix is extending to the Company a series of secured bridge loans for a total of $650,000, and in connection therewith will receive 400,000 shares of the Company's common stock. The bridge loan bears interest at 9% and is secured by the Company's interest in its promissory note from Serif Inc. This security interest is expected to be subordinated to the anticipated security interest of the bank in this note. See Notes 3 and 6. The Company has agreed to utilize approximately $450,000 of the total bridge loans for working capital of its PWR Systems subsidiary, though no assurance can be given that this will be achieved. On September 18, 2001, the Company received the first $250,000 installment of the bridge loan, and issued 200,000 shares of its common stock to SpaceLogix. On October 10, 2001, the

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.   ACQUISITION AND BRIDGE LOAN TRANSACTIONS AND RELATED AGREEMENTS (CONTINUED)

     Company received the second $200,000 installment of the bridge loan, and issued 100,000 shares of its common stock to SpaceLogix. The final $200,000 installment of the bridge loan is expected to be received in November 2001. SpaceLogix may satisfy part of the final installment of the bridge loan through the arrangement of a letter of credit for the benefit of the Company. The bridge loan is payable upon demand in monthly payments of $40,000 upon termination of merger negotiations. If the merger does not occur, other than as a result of any actions or inactions by or on behalf of the Company, upon retirement of the bridge loan, all 400,000 shares of the Company's common stock issued to SpaceLogix will be returned to the Company for cancellation. If the merger does not occur as a result of any actions or inactions by or on behalf of the Company, including the failure to obtain stockholder approval, upon retirement of the bridge loan, 200,000 of such shares will be returned by SpaceLogix. Upon the closing of the acquisition of SpaceLogix, the Company expects to issue 1,950,000 shares of its common stock, and the former stockholders of SpaceLogix will own in the aggregate approximately 49% of the issued and outstanding common stock of the Company. The Company also expects to issue warrants to purchase 600,000 shares of the Company's common stock, at an exercise price equal to 110% of the market price, so that the former stockholders of SpaceLogix will own approximately 45% of the common stock of the Company on a fully diluted basis. Certain SpaceLogix stockholders are to place an aggregate of 750,000 of the shares they receive in escrow, to be released upon completion of a private placement to accredited investors that raises no less than aggregate net proceeds of $1,000,000 for the Company within 120 days of the closing of the merger. Upon the completion of the acquisition, SpaceLogix will have the right to appoint one director to the Company's Board of Directors. The Company and SpaceLogix have agreed to mutual no shop provisions with a fee of $50,000 if violated by either party.

     The placement agent for the private placement will receive an 8% cash commission, a 2% non accountable expense allowance, and warrants for 10% of the shares sold in the private placement exercisable at 150% of the offering price of the stock in the private placement. In addition, upon the completion of the private placement, the Company will enter into an investment banking agreement with the placement agent. The investment banking agreement will provide as compensation for such services, warrants to purchase 400,000 shares of common stock of the Company, 200,000 of which shall be exercisable at 120% and 200,000 of which shall be exercisable at 150% of the market price of the Company's common stock as of the date of such investment banking agreement. Certain stockholders of SpaceLogix are affiliated or associated with the placement agent.

     As a condition to the execution of the SpaceLogix merger agreement, the Company was required to restructure or satisfy approximately $1,000,000 of current liabilities as of June 30, 2001 to the reasonable satisfaction of SpaceLogix. Through a series of transactions completed as of September 30, 2001, the Company has achieved this objective. The Company entered into an agreement with its corporate counsel, of which its Chairman of the Board is a member, to reduce and restructure outstanding liabilities totaling $739,655 as of September 30, 2001. This agreement reduces the amount owed to this firm by $300,000 and provides for the issuance by the Company to such firm of a secured promissory note in the principal amount of $439,655, bearing interest at 6.6% per annum. The promissory note provides for monthly payments of $25,000 beginning the earlier of the first month after the closing of the SpaceLogix acquisition or January 1, 2002, with a $150,000 prepayment upon the completion of the private placement contemplated by the SpaceLogix letter of intent. The note is collateralized by the Company's interest in the promissory note from Serif Inc. This security interest is subordinated to the security interest of SpaceLogix in this note, and is expected to be subordinated to the anticipated security interest of the bank in this note. The Company has reduced the recorded liability to its corporate counsel from the previous total of $739,655 in September 30, 2001 to $506,259, representing the total of the principal amount of the note, interest thereon over the term of the note, and certain contingent payment amounts. The resulting reduction in indebtedness in the amount of $233,396 has been recorded as a contribution to capital.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.   ACQUISITION AND BRIDGE LOAN TRANSACTIONS AND RELATED AGREEMENTS (CONTINUED)

     The Company entered into amendments to the PWR Merger Agreement and employment agreements with its President and its Vice President and Chief Technology Officer, each of whom is also a director of the Company, pursuant to which their annual salaries are reduced from $200,000 to $125,000 each effective on October 1, 2001. These two officers will also receive payments of 17.5% each, of net income (as defined) of the Company's PWR subsidiary in excess of pre-determined quarterly targets through the first quarter of 2003. Net income is defined as the income of PWR before amortization of intangibles, interest on the notes payable to these officers, the bonuses payable to these officers, and corporate overhead (as defined). These amendments will automatically terminate if: (i) the merger with SpaceLogix is not consummated by April 1, 2002; (ii) PWR does not receive $1,000,000 of working capital from either the bridge loan, the contemplated private placement, or other transactions by April 1, 2002; or (iii) PWR does not retain the $1,000,000 of working capital due to payments made to the Company or its other subsidiaries other than normal inter-company management fee payments. In addition, the remaining $306,951 balance of the notes payable by the Company's PWR subsidiary to these officers was restructured with aggregate payments of $25,000 per month commencing on January 1, 2002. These notes are collateralized by the Company's Serif Inc. promissory note, which security interest is subordinated to the security interest therein held by SpaceLogix and the Company's corporate counsel in such note, and is expected to be subordinated to the anticipated security interest of the bank in this note.

     On September 28, 2001, the Company settled, for 130,000 shares of the Company's common stock, a pending arbitration relating to an investment banking agreement which it had terminated. $232,000 had been reserved for this contingent liability. Also as of September 28, 2001, the Company entered into an agreement to issue 10,000 shares of its common stock to settle $14,119 of outstanding current liabilities to a law firm.

6.   PLAN OF RESTRUCTURING; DISCONTINUED OPERATIONS

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

     On March 31, 2001, the Company sold its wholly owned, United Kingdom-based subsidiary, Serif (Europe) Limited ("Serif Europe") and its subsidiaries to an English company, GW 313 Limited (the "Buyer") owned by the management team of Serif Europe and Serif Europe's wholly owned subsidiary, Serif Inc. The operations of Serif Europe, Serif Inc., and Serif Europe's other wholly owned subsidiaries, Serif GmbH and Dialog 24 Limited, together with the Company's Software Publishing Corporation ("SPC") subsidiary, comprised in all material respects its visual communications operations. The Company received $150,000 in cash upon closing, the use of which has been restricted. See Note 15. The Company also received a promissory note from Serif Inc. in the aggregate principal amount of $987,500, which bears interest at a rate of 10% per annum, and which is payable $40,000 per month, except for each April and November, in which months the payments are $30,000 and $50,000, respectively. The Buyer has guaranteed this promissory note and has pledged the shares of Serif Europe as collateral therefor. The

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

6.   PLAN OF RESTRUCTURING; DISCONTINUED OPERATIONS (CONTINUED)

     Company or one of its subsidiaries remain responsible for some potential liabilities which have been recorded on the Company's books, as set forth in the bill of sale and assignment and assumption agreement, executed at the time of the Share Acquisition Agreement.

     As part of the transaction, Serif Europe received a 12-month exclusive license in Europe and a 24-month non-exclusive license in the rest of the world with respect to the software of the Company's SPC subsidiary. Serif Europe was also granted a non-exclusive license to use SPC's Harvard Graphics(R) brand name for the purpose of selling repackaged Serif products using such name. These licenses were granted pursuant to the software license agreement, dated as of March 31, 2001, between SPC and Serif Europe. Each of such licenses are renewable if minimum royalty and other conditions are met. In consideration therefor, Serif Europe is obligated to pay a royalty fee of 12.5% in respect of sales of SPC software and 3% of sales of repackaged Serif software. The Company also agreed that while it continues to own SPC, it will not compete with Serif in the software business as long as the licenses are in effect.

     The Company has recently resolved allegations of Harvard University ("Harvard") that SPC was in violation of the terms of a 1989 Consent Agreement entered into between the two entities with respect to the Harvard trademarks. Harvard has preliminarily indicated that it may be interested in acquiring SPC's Harvard trademarks. On September 30, 2001, the Company agreed to pay its corporate counsel, of which its Chairman is a member, 20% of any proceeds it receives from Harvard with respect to the sale, license, or other acquisition by Harvard of SPC's Harvard trademarks, copyrights, or other rights.

7.   DEBT

     On September 18, 2001, in connection with the SpaceLogix  transaction  (see
     Note 5), the Company received the first installment of the bridge loan in the amount of $250,000. The bridge loan bears interest at 9%. In conjunction therewith, the Company issued 200,000 shares of common stock, valued at $330,000, which was recorded by the Company as a debt discount. The excess of the debt discount above the amount of the bridge loan, or $80,000, is recorded as deduction from stockholders' equity. If the merger negotiations with SpaceLogix are terminated, the bridge loan becomes payable at the rate of $40,000 per month until paid in full. Until the completion of the merger, the debt discount is being amortized to interest expense over the expected life of the bridge loan assuming that it would be required to be repaid. On October 10, 2001, the Company received the second installment of the note, or $200,000, and issued 100,000 shares of common stock, valued at $180,000 and recorded as a debt discount on the note.

     On July 21, 2000, PWR terminated its relationship with its inventory financing lender and repaid the outstanding inventory loan balance of approximately $925,000 with existing working capital. On August 25, 2000, PWR entered into a temporary $500,000 inventory financing security agreement with a finance company. In May 2001, this facility was reduced to $300,000. On July 18, 2001, the inventory finance lender notified PWR that it was in default of its obligations under this facility. This facility was subsequently repaid in full by PWR. On October 10, 2001, the inventory lender notified PWR that no further financing will be available until it receives an irrevocable letter of credit of not less than $50,000 in its favor from an acceptable financial institution. If the foregoing is not received by January 11, 2002, the credit facility will be terminated.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.   DEBT (CONTINUED)

     The bank note payable consisted of a ninety-day renewable term note secured by the assets of PWR and guaranteed by the Company. An event of default occurred under this bank loan agreement as a result of PWR's default to its inventory finance lender. Subsequent to this event of default, the bank renewed the loan. On July 30, 2001, PWR issued to the bank a ninety-day promissory note for $1,214,172 which expired October 29, 2001. The note bore interest at prime plus one-half percent (6.50% at September 30, 2001). The Company believes it has reached a preliminary oral agreement in principal to extend this note payable for six-months on the terms described in Note 3.

     In December 2000, one of PWR's major suppliers was granted a third priority lien on its assets.

     The related party notes consist of notes in the aggregate principal amount of $306,951, with interest at 6.3% per annum, payable by the Company's PWR subsidiary in monthly installments commencing January 2002 to the two PWR selling stockholders and a collateralized promissory note in the principal amount of $439,655, with interest at 6.6% per annum, payable to the Company's corporate counsel. The promissory note to the Company's corporate counsel provides for monthly payments of $25,000 beginning the earlier of the first month after the closing of the SpaceLogix acquisition or January 1, 2002, with a $150,000 prepayment upon the completion of the private placement contemplated by the SpaceLogix letter of intent. The Company has reduced the recorded liability to its corporate counsel from the previous total of $739,655 in September 30, 2001 to $506,259, representing the total of the principal amount of the note, interest thereon over the term of the note, and certain contingent payment amounts. The resulting reduction in indebtedness in the amount of $233,396 has been recorded as a contribution to capital. On April 13, 2001, the PWR selling shareholders entered into a waiver agreement with the Company and subordination and assignment agreements with the bank, pursuant to which they deferred payment of amounts due them under the remaining notes due to them until January 2002. See Note 5. As of September 30, 2001, the repayment of these notes, which are in the aggregate principal amount of $306,951, was restructured as secured monthly payments of $25,000 commencing January 2002.

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

8.   STOCKHOLDERS' EQUITY

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

     On January 15, 2001, the Company retained a consultant for the purpose of providing investor relations, public relations and corporate communications and other services for a one-year term. Pursuant to this agreement, the Company agreed to issue 30,000 shares of its common stock, valued at $168,750, 10,000 of which shares were subject to a lockup agreement that prohibited their sale prior to July 15, 2001; and three- year warrants to purchase 20,000 shares of common stock; 10,000 immediately exercisable at an exercise

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.   STOCKHOLDERS' EQUITY (CONTINUED)

     price of $2.50 per share, valued at $44,648, and 10,000 exercisable commencing July 15, 2001 at an exercise price of $10 per share, valued at $1,243.

     On January 15, 2001, the Company issued 30,000 shares of its common stock, valued at $168,750, in connection with the resignation of its chief executive pursuant to a settlement and release agreement.

     On January 22, 2001, and January 24, 2001, the Company entered into agreements with certain outside consultants to satisfy outstanding liabilities to them. Under their respective agreements, 3,200 and 14,600 shares were issued, valued at $24,998 and $109,500, respectively. The 14,600 shares were subject to a six-month lockup agreement prohibiting their sale until July 2001, except that an aggregate of 7,300 shares were allowed to be sold through July 22, 2001, provided that no more than 1,000 shares per week could be sold. The 3,200 shares were subject to a lock-up agreement restricting the sale of certain of such shares through March 1, 2001.

     On January 26, 2001, the Company accepted subscriptions for a total of 149,000 shares of common stock from 13 accredited investors for gross proceeds of $372,500. In connection with this private placement, the Company issued three-year warrants to purchase 2,300 shares of common stock at an exercise price of $2.50 per share as a finders fee.

     On February 9, 2001, the Company terminated a December 27, 2000 agreement related to consulting services for financial advisory and other related services, pursuant to which the Company had issued 6,000 shares of common stock. Under the terms of the original agreement, 3,000 shares held in escrow, valued at $7,500, were cancelled upon such termination.

     On May 17, 2001, the Company's stockholders approved the issuance of shares to the Company's President and Vice President and Chief Information Officer, who were the former selling shareholders of PWR, due under the March 27, 2000 merger agreement with PWR, as amended. In connection therewith, the Company issued 45,645 shares to each of the former PWR selling shareholders.

     On May 23, 2001, the Company effected a one-for-ten (1:10) reverse stock split.

     On June 29, 2001, the Company expanded the scope of services to be provided by one of its consultants and extended the term of the agreement with such consultant. Pursuant to this agreement, the Company issued 100,000 shares of its common stock, valued at $110,000.

     On September 14, 2001, the Company agreed to issue an aggregate 209,580 shares of common stock, valued at $350,000, subject to stockholder approval, to the PWR selling shareholders as additional merger consideration in accordance with the provisions of the March 27, 2000 merger agreement with PWR, as amended. The corresponding amounts are shown as goodwill and other related party liabilities as of September 30, 2001. The liability will be recorded as common stock and additional paid in capital if the issuance is approved by the Company's stockholders.

     On September 18, 2001 the Company issued 200,000 shares of its common stock, valued at $330,000, in connection with a bridge loan arrangement. See Note 5.

     On September 28, 2001 the Company settled a pending arbitration with an investment banking firm. Pursuant to the settlement, the Company issued 130,000 shares of its common stock, valued at $240,500. Additionally, on such date, the Company settled a $14,119 payable to a law firm by issuing 10,000 shares of its common stock, with a value of $18,500.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.   STOCKHOLDERS' EQUITY (CONTINUED)

     On October 10, 2001, the Company issued an additional 100,000 shares of its common stock, valued at $180,000, in connection with a bridge loan arrangement. See Note 7.

     On October 15, 2001, the Company entered into an engagement agreement with an investment banking firm to provide the Company with a fairness opinion in connection with the proposed acquisition of SpaceLogix, Inc. As partial payment of fees for services to this firm, the Company issued 20,000 shares of common stock, valued at $36,000, to this firm.

9.   SEGMENT INFORMATION

     During 2000, the Company completed four acquisitions. The two domestic acquisitions formed the foundation for the Company's professional internet and technology solutions business, which is referred to as Vizy Interactive and consists of Vizy Interactive New York, formerly known as Renaissance Multimedia, and Vizy Interactive-PWR Systems, also known as PWR Systems. This constitutes our continuing operations. Revenues from this business segment consist primarily of e-business consulting, web site design, network and systems integration services and computer hardware sales.

     In early 2001, the Company determined to divest its software and overseas operations so as to better focus on developing its internet and technology solutions business in the U.S. Accordingly, on January 9, 2001, the Company entered into an agreement with a German company for the sale of certain assets and assumption of liabilities of the Company's Aachen, Germany contact center operation. On February 2, 2001, Junction 15 Limited and interMETHODS Limited, two companies in London, England, which the Company acquired in 2000, were placed into creditors voluntary liquidation in the United Kingdom. On March 31, 2001, the Company sold its visual communications and international operations. These visual communications and international operations are reflected in discontinued operations.

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

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9.   SEGMENT INFORMATION (CONTINUED)

     Information concerning the Company's nine-month segment operations is set forth below:

                                                    Foreign       Visual
                                                 Operations in     Comm.          Vizy
                                                  Liquidation     Products     Interactive   Corporate    Consolidated
                                                 ---------------------------------------------------------------------

NINE-MONTHS ENDED SEPTEMBER 30, 2001:

CONTINUING OPERATIONS
Net sales                                         $      -        $      -     $  10,649,809  $       -    $ 10,649,809
Depreciation and amortization                            -               -         1,014,444      893,439     1,907,883
Investment loss                                          -               -               -        (85,226)      (85,226)
Loss from continuing operations                          -               -        (1,742,529)  (2,463,669)   (4,206,198)
Total assets                                             -               -         6,579,953    2,233,756     8,813,709

DISCONTINUED OPERATIONS
Gain on sale of discontinued operations                  -         1,473,337             -            -       1,473,337
Income from operations of discontinued businesses        -           139,384             -            -         139,384
Income from discontinued operations                      -         1,612,721             -            -       1,612,721
Total assets                                             -            60,404             -            -          60,404

NINE-MONTHS ENDED SEPTEMBER 30, 2000:

CONTINUING OPERATIONS
Net sales                                         $      -        $       -    $   9,955,124  $       -    $  9,955,124
Depreciation and amortization                            -                -        1,184,387      421,591     1,605,978
Investment gains                                         -                -              -      1,095,348     1,095,348
Income (loss) from continuing operations                 -                -       (1,422,240)  (1,681,388)   (3,103,628)
Total assets                                             -                -       14,729,505    1,910,855    16,640,360

DISCONTINUED OPERATIONS
Loss from operations of discontinued businesses     (555,183)      (3,055,826)           -             -     (3,611,009)
Total assets                                       2,743,836        3,631,795            -             -      6,375,631


10.  RELATED PARTY TRANSACTIONS

     During the first nine-months of 2001, the Company incurred approximately $325,000 of legal fees and disbursements to a law firm of which the Company's Chairman of the Board is a member. On September 30, 2001, the Company and this firm entered into an agreement pursuant to which this firm agreed to reduce the amount owed by the Company to it by $300,000 and the Company issued to this firm a secured promissory note payable in the principal amount of $439,655, with interest at 6.6% per annum. The promissory note provides for monthly payments of $25,000 beginning the earlier of the first month after the closing of the SpaceLogix acquisition or January 1, 2002, with a $150,000 prepayment upon the completion of the private placement contemplated by the SpaceLogix letter of intent. The collateral for this note is the Company's interest in the promissory note payable to the Company by Serif Inc., and this security interest is subordinated to the security interest in this note held by SpaceLogix and is expected to be subordinated to the anticipated security interest of the bank in this note. The Company also agreed to pay this law firm 20% of the gross proceeds received by the Company or any of its subsidiaries in any future transaction with Harvard University with respect to the Company's SPC subsidiary's Harvard trademarks, copyrights, or other rights. See Notes 5 and 6. Additionally, there was $16,114 outstanding of accounts payable to this law firm as of September 30, 2001.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

10.  RELATED PARTY TRANSACTIONS (CONTINUED)

     At September 30, 2001, the Company had $306,951 of related party notes payable outstanding to its President and Vice President and Chief Information Officer, the two former selling shareholders of the Company's PWR Systems subsidiary. These notes represent the balance of the pre-acquisition accumulated retained earnings of PWR due to such selling shareholders in connection with the Company's March 27, 2000 acquisition of PWR. The payment terms of these notes were restructured in September 2001. See Note 5. Additionally, such selling shareholders are owed $350,000, payable in 209,580 shares of common stock, subject to shareholder approval, in connection with provisions relating to the aforementioned merger agreement. In September 2001, these officers agreed to amend the PWR merger agreement and their employment agreements with the Company. See
     Note 5.

11.  STATEMENTS OF CASH FLOWS

     Supplemental disclosure of non-cash financing and investing activities for the nine months ended September 30, 2001 and 2000 is set forth below:

                                                                                     2001              2000
                                                                                --------------    --------------
CONTINUING OPERATIONS:
Net assets acquired for common stock, stock options, and notes payable          $         -       $   7,699,245
                                                                                ==============    ==============
Warrants and common stock issued for deferred consulting costs                  $     323,398     $     382,500
                                                                                ==============    ==============
Restricted cash recorded as subscription liability                              $         -       $      92,745
                                                                                ==============    ==============
Note receivable for business disposition                                        $     987,500     $         -
                                                                                ==============    ==============
Fixed asset purchased with capital lease                                        $       4,005     $         -
                                                                                ==============    ==============
Liability for contigent purchase price                                          $     350,000     $         -
                                                                                ==============    ==============
Payment of liabilities with common stock                                        $     389,117     $         -
                                                                                ==============    ==============
Common stock issued in connection with bridge loan                              $     250,000     $         -
                                                                                ==============    ==============
Accounts payable settled for related party note and
  capital contribution                                                          $     739,655     $         -
                                                                                ==============    ==============
Comprehensive loss on decline in marketable securities                          $         -       $     727,877
                                                                                ==============    ==============

DISCONTINUED OPERATIONS:
Fixed assets acquired with capital lease obligations                            $         -       $      28,725
                                                                                ==============    ==============
Net assets acquired for common stock                                            $         -       $   2,350,000
                                                                                ==============    ==============

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

12.  SPC DUAL CONSOLIDATED LOSSES CLOSING AGREEMENT

     In connection with the purchase of SPC in December 1996, the Company applied for a closing agreement with the Internal Revenue Service (the "IRS") in September 1997 pursuant to which the Company would become jointly and severally liable for SPC's tax obligations upon occurrence of a "triggering event" requiring recapture of dual consolidated losses ("DCLs") previously utilized by SPC. Such closing agreement would avoid SPC's being required to recognize a tax of approximately $8 million on approximately $24.5 million of SPC's pre-acquisition DCLs. On May 18, 2001, the Company received the closing agreement from the Internal Revenue Service. An event otherwise constituting a triggering event applicable to a DCL would not constitute a triggering event if it occurs in any taxable year after the fifteenth taxable year following the year in which the DCL was incurred. In certain circumstances, a future acquirer of the Company may also be required to agree to a similar closing agreement in order to avoid the same tax liability, to the extent it is able to do so, assuming the fifteen year period with respect to the DCL had not expired. The report of our auditors covering the December 31, 2000 consolidated financial statements, which was issued before the Company received the closing agreement from the IRS, contains a paragraph emphasizing these dual consolidated losses.

13.  NASDAQ LISTING REQUIREMENTS

     On March 1, 2001, the Company received correspondence from The Nasdaq Stock Market Inc. ("Nasdaq") stating that its common stock would be delisted from trading because the bid price of its common stock did not equal or exceed $1.00 for a minimum of ten consecutive trading days prior to March 1, 2001, as required by Nasdaq Marketplace Rule 4310(c)(4). The Company appealed this determination and requested a hearing before a Nasdaq Listing Qualifications Panel (the "Panel"). At the hearing, the Company presented its plan to achieve compliance with all Nasdaq listing maintenance requirements, including a plan to seek approval from stockholders of a reverse stock split to satisfy Nasdaq's minimum bid price requirement. On May 17, 2001, at its annual stockholders' meeting, the Company's stockholders approved a proposal to authorize the Board of Directors to effect a reverse stock split of the Company's common stock. On May 23, 2001, the Company effectuated a one-for-ten reverse stock split which enabled it to meet Nasdaq's minimum bid requirement. In a letter dated June 5, 2001, the Nasdaq Listing Qualifications Panel determined to allow the Company to remain listed on The Nasdaq SmallCap Market so long as the Company continued to meet all Nasdaq listing requirements, including that at June 30, 2001 the Company report financial results which reflect either net tangible assets above $2,000,000 or, in the alternative, stockholders' equity of at least $2,500,000. Both of these alternative requirements were satisfied at June 30, 2001. On August 27, 2001, the Company received further correspondence from Nasdaq acknowledging that the Company had met the required stockholders' equity requirement and requesting that the Company provide the Panel with certain information demonstrating the Company's ability to sustain long term compliance with Nasdaq Marketplace Rule maintenance requirements. On October 10, 2001 the Company received correspondence from Nasdaq notifying the Company that its common stock would continue to be listed on Nasdaq, subject to the Company having stockholders' equity of at least $2,500,000 as of September 30, 2001, as reflected on its Quarterly Report on Form 10-QSB. The Panel also required that the Company include in its Form 10-QSB a pro forma balance sheet reflecting significant events or transactions after September 30, 2001, but occurring on or before the filing date. See Note 14. The Panel also reserved the right to modify their decision. In the event that the Company's common stock is delisted from Nasdaq, the Company expects that its common stock would trade on the NASD's OTC Bulletin Board.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

14.  PRO FORMA BALANCE SHEET

     In accordance with the Panel's requirement, the Company has provided the following pro forma balance sheet, which reflects the effect of all significant events or transactions occurring after September 30, 2001 and on or before November 6, 2001.

     The following unaudited pro forma condensed balance sheet information gives effect to the pro forma adjustment described in the accompanying notes thereto. The Company is providing this pro forma financial information solely in response to the Panel's requirement. This pro forma financial information is derived from the unaudited financial statements of the Company as of September 30, 2001. The unaudited pro forma condensed consolidated balance sheet information should be read in conjunction with the accompanying unaudited historical financial statements and notes thereto. The unaudited pro forma condensed consolidated balance sheet gives effect to this adjustment as if it had occurred on September 30, 2001 and combines the effect of this adjustment with the unaudited condensed consolidated historical balance sheet of the Company as of September 30, 2001. This unaudited pro forma condensed consolidated financial information is presented for illustrative purposes only and does not purport to be indicative of the financial position that would have actually occurred if this adjustment had been effected on the date indicated, nor is it indicative of our future financial position. The pro forma adjustment is based on the information and assumptions available as of November 6, 2001.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

14.  PRO FORMA BALANCE SHEET (CONTINUED)

                                                             HISTORICAL                            PRO FORMA
                                                            September 30,            Pro Forma    September 30,
                                                                 2001        Note    Adjustment       2001
                                                            ----------------------------------------------------
ASSETS                                                        (UNAUDITED)                          (UNAUDITED)


Current assets:
   Cash and cash equivalents                                 $    191,056     (A)    $   200,000   $    391,056
   Marketable securities                                              -
   Receivables
     Trade, less allowances                                     1,198,356                    -        1,198,356
     Other                                                         62,207                    -           62,207
     Notes, current portion                                       418,549                    -          418,549
   Inventories                                                    304,609                    -          304,609
   Restricted cash                                                150,000                    -          150,000
   Prepaid expenses and other current  assets                     143,719                    -          143,719
                                                             -------------           ------------  -------------
           Total current assets                                 2,468,496                200,000      2,668,496
Property and equipment, net                                       221,931                    -          221,931
Goodwill, net of accumulated amortization                       1,767,420                             1,767,420
Business processes and methodologies, workforce,
  and customer lists, net of accumulated amortization           3,046,097                    -        3,046,097
Deferred consulting costs                                         921,826                    -          921,826
Note receivable, long term                                        384,734                    -          384,734
Other assets                                                       63,609                    -           63,609
                                                             -------------           ------------  -------------
           Total assets                                      $  8,874,113            $   200,000   $  9,074,113
                                                             =============           ============  =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank note payable                                         $  1,214,172            $       -     $  1,214,172
   Related party notes and other related party liabilities      1,036,525                    -        1,036,525
   Bridge loan payable, $450,000 face amount,  net of
      unamortized discount of $430,000 (proforma)                      -      (A)         20,000         20,000
   Current portion of long-term debt and capital lease
     obligations                                                  239,528                    -          239,528
   Accounts payable                                             1,845,890                    -        1,845,890
   Accrued liabilities                                          1,499,434                    -        1,499,434
   Sales and value-added taxes payable                              3,837                    -            3,837
                                                             -------------           ------------  -------------
           Total current liabilities                            5,839,386                 20,000      5,859,386
Related party notes, long term                                    126,685                               126,685
Long-term debt and capital lease obligations, less
   current maturities                                               4,623                                 4,623
                                                             -------------           ------------  -------------
           Total liabilities                                    5,970,694                 20,000      5,990,694
                                                             -------------           ------------  -------------
Commitments and contingencies
Stockholders' equity:
   Common stock, par value $.001 per share,
       60,000,000 shares authorized, 2,504,177
        (proforma) outstanding                                      2,404     (A)            100          2,504
   Additional paid-in capital                                  72,635,550     (A)        179,900     72,815,450

   Accumulated deficit                                        (69,548,375)                          (69,548,375)
   Accumulated other comprehensive loss                           (95,765)                              (95,765)
   Unamortized debt discount in excess of bridge loan             (80,000)                              (80,000)
   Treasury stock, 310 shares, at cost                            (10,395)                              (10,395)
                                                             -------------           ------------  -------------
              Total stockholders' equity                        2,903,419                180,000      3,083,419
                                                             -------------           ------------  -------------
              Total liabilities and stockholders' equity     $  8,874,113            $   200,000   $  9,074,113
                                                             =============           ============  =============

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

14.  PRO FORMA BALANCE SHEET (CONTINUED)

     NOTE TO PRO FORMA BALANCE SHEET:

     (A) - Reflects issuance of 100,000 shares of common stock, recorded as a debt discount, in connection with a $200,000 bridge loan installment received from SpaceLogix, Inc. The market price of the Company's common stock was $1.80 per share on October 10, 2001, the date of this transaction.

15.  COMMITMENTS AND CONTINGENCIES

     LITIGATION

     In the fourth quarter of 1998, an action was commenced against Software Publishing Corporation ("SPC") in California in which plaintiff is seeking $300,000 in damages for SPC's alleged violation of a lease for office space located in San Jose, California. This is the location at which SPC had its principal place of business and at which the Company had its principal executive offices during the period of January 1997 through January 1998. Neither the Company nor SPC currently has any offices at this location. SPC has filed an answer in this action denying the plaintiffs' claims. In October 2000, the plaintiff amended its complaint to name Neil M. Kaufman, the Company's chairman of the board, as a defendant. A trial setting conference is set for January 15, 2002, and this action is expected to go to trial in 2002. While it is reasonably possible that SPC may have some liability to the plaintiff, the Company believes this action, including the claim against Mr. Kaufman, is without merit and intends to vigorously defend this action.

     In February 2000, the Company received a demand for arbitration with respect to certain fees payable in connection with an investment banking agreement which it terminated. The claim called for payment of $45,000 and reinstatement of the warrants to purchase 15,000 shares of common stock cancelled upon termination of the investment banking agreement or payment of the value of such warrants, and legal and other expenses in connection with the arbitration. This arbitration proceeding was subsequently suspended. The Company settled this claim as of September 30, 2001 for 130,000 shares of its common stock, valued at $240,500.

     On January 9, 2001, the Company entered into an agreement with a German company to sell certain assets and liabilities of the Company's Aachen, Germany contact center operation, including the assumption of the remaining lease obligation. The agreement calls for a payment to the Company of approximately $100,000, of which approximately $50,000 was expected to be utilized to pay remaining tax obligations. The $100,000 payment has not been received and is past due. The Company has commenced legal proceedings to collect this amount, the collection of which the Company believes is unlikely.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

15.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

     LITIGATION (CONT.)

     On February 2, 2001, the Company divested Junction 15 Ltd. and interMETHODS Ltd., its London-based subsidiaries acquired during 2000, through creditors voluntary liquidation in the United Kingdom. The Company terminated the employment of the two executives of Junction 15 Limited, and it currently intends to pursue indemnification claims for breaches of representations and warranties by the sellers of both Junction 15 Limited and interMETHODS Limited. On April 2, 2001, the Company received a "freezing injunction order" from the Supreme Court of England and Wales restricting its ability to remove any assets up to the value of (pound)362,000, or approximately $517,000, from England or Wales. The only assets that the Company owned in England or Wales at such time or as of the date hereof is the $150,000 in cash that it received upon the closing of the Serif transaction, which is held on its behalf by its lawyers in England. The applicants with respect to the injunction are two former executive officers of Junction 15 Limited who are claiming payment under their terminated employment agreements. A third claimant is a former officer of interMETHODS Limited and is claiming a deferred payment of approximately $100,000 under the interMETHODS acquisition agreement. The Company believes that it has significant warranty, breach of contract and other claims against these applicants, and intends to prosecute its claims vigorously. The Company also believes that the injunction was issued improperly and may attempt to have the injunction vacated; however, there is no assurance that the Company will be successful in this regard. Further, the Company believes that this injunction will not affect its ability to receive and utilize the monthly payments pursuant to the promissory note to be made from Serif Inc., a U.S. incorporated and domiciled company. The matter is scheduled for mediation in November 2001.

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

     EMPLOYMENT AGREEMENT

     On January 15, 2001, the Company's chief executive resigned. Pursuant to a settlement and release agreement, he received $10,500 monthly for consulting services through April 15, 2001 and received 30,000 shares of the Company's common stock. Additionally, he is to receive five percent of the gross proceeds received by the Company from the sale of its visual communications operations.

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

         Potential risks and uncertainties include, among other things, such factors as:

-  the market acceptance and amount of sales of our products and services;
- the success of our professional internet and technology solutions offerings, such as business strategy formation, web site interface design, and systems integration;
-  our ability to consummate our proposed acquisition of SpaceLogix;
- our ability to complete acquisitions of other complimentary businesses on satisfactory terms;
- our success in integrating the operations of acquired companies, including Vizy Interactive - New York (also known as Renaissance Multimedia), Vizy Interactive - PWR Systems (also known as PWR Systems), SpaceLogix, and any other acquired companies into a coordinated and complementary operation;
- our ability to develop long-lasting relationships with our clients and attract new clients;
- our ability to develop long-lasting relationships with our industry partners and vendors and attract new industry partners and vendors;
- the competitive and economic environment within the industries in which we operate;
-  our ability to raise additional capital;
-  our ability to maintain our existing debt facilities;
- the extent to which we are successful in developing, acquiring or licensing technologies which are accepted by the market;
-  our ability to attract and retain qualified personnel;
-  business and consumer trends, and economic conditions; and
- the other factors and information disclosed and discussed in other sections of this Quarterly Report on Form 10-QSB.

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

RESULTS OF OPERATIONS

GENERAL:

         In 2000, we became a provider of professional internet and technology solutions in addition to continuing to operate our historical visual communications business, which included our software operations. We became a provider of professional internet and technology solutions through the acquisition of four companies: Renaissance Multimedia and PWR Systems in the United States, and Junction 15 and interMETHODS in England. In early 2001, we determined to divest our software and international operations so as to better focus on developing our internet and technology solutions business in the U.S.
Accordingly:

         - in February 2001, we placed Junction 15 and interMETHODS into creditors voluntary liquidation in the United Kingdom, thereby divesting these assets; and
         -     in March 2001, we sold our visual communications operations.

         Our Serif software and international operations have been classified as discontinued operations, and our statements of operations have been reclassified accordingly. Our results of continuing operations reflect the results of our professional internet and technology solutions business in the U.S., which consists of Renaissance Multimedia, Inc., which we refer to as Vizy Interactive New York ("Vizy NY") and PWR Systems, Inc., which we refer to as Vizy Interactive-PWR Systems ("PWR"). These businesses are collectively referred to as Vizy Interactive. The results of our discontinued software and international operations are presented separately below. As a result of the changes in our business described above, our historical financial statements for periods prior to March 31, 2000 are of limited use.

CONTINUING OPERATIONS:

         GENERAL: Continuing operations are represented by the operations of our Vizy NY and PWR subsidiaries, together with our corporate overhead. We acquired Vizy NY and PWR on February 15 and March 27, 2000, respectively.

         In light of declining gross margins and inadequate capital to support growth in our PWR computer hardware reseller business, we attempted in the 2001 third quarter to transition that business to selling less hardware and providing more information technology and security services, which we expect to generate higher gross margins. We intended to maximize our gross profits from our continued hardware sales primarily by being more selective in our hardware customers and pricing. We expected that during at least the first 90 days of this transition our PWR subsidiary would not generate positive cash flow. We experienced some success in this strategy during the 2001 third quarter, though difficult economic, credit and social conditions had a significant negative impact on our results of operations.

         Our business was adversely affected by the events surrounding the World Trade Center on September 11, 2001. Our Vizy NY office, which is located a few blocks from the World Trade Center, was closed for over a week. Telephone service was absent for a longer period. Additionally, more than 80% of PWR's customers are located in New York City, and we found that customers delayed purchases for various reasons, including uncertainty and absence from their offices. The aforementioned circumstances affected our sales, our ability to purchase products, our ability to collect receivables, and our overall performance. We believe the events of September 11, 2001 have led to further weakness in the economy and we expect a continuing effect on our fourth quarter 2001 results.

QUARTER ENDED SEPTEMBER 30, 2001 COMPARED TO THE QUARTER ENDED SEPTEMBER 30,
2000.

         The results of operations for our continuing operations for the quarters ended September 30, 2001 and 2000 are set forth below:


                                         Quarter ended September 30, 2001            Quarter ended September 30, 2000
                                     ------------------------------------------  -----------------------------------------
                                        Vizy                                         Vizy
                                     Interactive    Corporate        Total       Interactive     Corporate       Total
                                     ------------------------------------------  -----------------------------------------
Net sales                            $  1,912,774   $    -        $  1,912,774   $  4,329,310    $    -       $ 4,329,310
Cost of sales                           1,490,324        -           1,490,324      3,898,878         -         3,898,878
                                     ------------------------------------------  -----------------------------------------
Gross profit                              422,450        -             422,450        430,432         -           430,432
Gross profit %                                22%                          22%            10%                         10%

SG&A                                      759,216      637,136       1,396,352        883,489      842,582      1,726,071
Amortization - goodwill,
  business processes, etc.                321,593        -             321,593        484,993         -           484,993
Interest and other expense, net            16,689       30,749          47,438         36,363       40,852         77,215
                                     ------------------------------------------  -----------------------------------------
                                        1,097,498      667,885       1,765,383      1,404,845      883,434      2,288,279
                                     ------------------------------------------  -----------------------------------------
Loss from continuing operations      $   (675,048)  $ (667,885)    $(1,342,933)  $   (974,413)  $ (883,434)   $(1,857,847)
                                     ==========================================  =========================================

         NET SALES. Net sales from continuing operations decreased in the 2001 third quarter by $2,416,536, or 56%, to $1,912,774 from $4,329,310 in the 2000 third quarter. $1,681,438, or 88%, of these net sales are attributable to PWR, and $231,336, or 12%, of these net sales are attributable to Vizy NY. We believe that our decline in net sales was primarily attributable to PWR's inability to obtain sufficient trade and other credit or capital required to obtain inventory to maximize its sales, weak economic conditions particularly in the technology sector, weaknesses at our Vizy NY subsidiary resulting from a decline in the website design industry, and the events of September 11 discussed above. A certain level of the sales decline at PWR Systems was expected as PWR Systems adjusted its focus to higher margin revenues.

         GROSS PROFIT. Gross profit decreased by $7,982, or 2%, to $422,450 in the 2001 third quarter, from $430,432 in the 2000 third quarter. $394,276, or 93%, of our 2001 third quarter gross profit was generated by PWR, and $28,174, or 7%, of our 2001 third quarter gross profit was generated by Vizy NY. Overall gross profit percentages increased from 10% in the 2000 third quarter to 22% in the 2001 third quarter. The increased gross margin was attributable to PWR's net sales consisting primarily of a higher proportion of higher margin service revenues than lower margin hardware sales. This was offset in part by PWR's inability to obtain sufficient credit to fill orders, which impaired its ability to obtain optimal pricing from its suppliers, as well as the declining performance of our Vizy NY subsidiary.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") decreased by $329,719, or 19%, to $1,396,352 in the 2001 third quarter from $1,726,071 in the 2000 third quarter. The decrease in SG&A of $124,273 at our operating subsidiaries reflects lower recruitment and advertising costs and a reduction in the number of employees. Corporate overhead declined $205,446 due to reductions in corporate expenses resulting from our 2001 restructuring as well as other cost reduction efforts.

         AMORTIZATION OF GOODWILL, BUSINESS PROCESSES AND METHODOLOGIES, WORKFORCE, AND CUSTOMER LISTS. Amortization of Goodwill, Business Processes and Methodologies, Workforce, and Customer Lists, decreased $163,400, or 34%, due to a lower amortization base in 2001 caused by the impairment writedown of PWR's goodwill in the fourth quarter of 2000.

         INTEREST AND OTHER EXPENSE, NET. Interest and other expense, net, decreased by $29,777, or 39%, to $47,438 in the 2001 third quarter from $77,215 in the 2000 third quarter. The decline reflects the impact of interest income in connection with payments under a note issued to us by our former Serif Inc. software subsidiary, which primarily offset PWR's interest expense which was also lower due to lower interest rates during the 2001 third quarter.

NINE-MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE-MONTHS ENDED SEPTEMBER 30, 2000.

The results of operations for our continuing operations for the nine-month periods ended September 30, 2001 and 2000 are set forth below:

                                         Nine-months ended September 30, 2001        Nine-months ended September 30, 2000
                                     ------------------------------------------  ------------------------------------------
                                        Vizy                                         Vizy
                                     Interactive    Corporate        Total       Interactive     Corporate       Total
                                     ------------------------------------------  ------------------------------------------
Net sales                            $ 10,649,809   $        -    $ 10,649,809   $  9,955,124    $      -     $  9,955,124
Cost of sales                           9,013,443            -       9,013,443      8,154,306           -        8,154,306
                                     ------------------------------------------  ------------------------------------------
Gross profit                            1,636,366            -       1,636,366      1,800,818           -        1,800,818
Gross profit %                                15%                          15%            18%                          18%

SG&A                                    2,365,845      2,085,143     4,450,988      2,098,303       2,641,112    4,739,415
Restructuring expenses                        -          187,584       187,584            -               -            -
Amortization - goodwill,
  business processes, etc.                964,777            -         964,777      1,043,697             -       1,043,697
Loss (gain) on marketable securities                      85,226        85,226            -        (1,095,348)   (1,095,348)
Interest and other expense, net            48,273        105,716       153,989         81,058         135,624       216,682
                                     ------------------------------------------  -------------------------------------------
                                        3,378,895      2,463,669     5,842,564      3,223,058       1,681,388     4,904,446
                                     ------------------------------------------  -------------------------------------------
Loss from continuing operations      $ (1,742,529)   $(2,463,669)  $(4,206,198)  $ (1,422,240)   $ (1,681,388) $ (3,103,628)
                                     ==========================================  ===========================================

         NET SALES. Net sales from continuing operations increased in the nine-months ended September 30, 2001 ("2001 nine-month period") by $694,685, or 7%, to $10,649,809 from $9,955,124 in the nine-months ended September 30, 2000 ("2000 nine-month period"). $9,446,073, or 89%, of these 2001 net sales were attributable to PWR, and $1,203,736, or 11%, of these 2001 net sales were attributable to Vizy NY. Net sales from continuing operations for the 2000 nine-month period were comprised of net sales of Vizy NY after February 15, 2000, and net sales of PWR after March 27, 2000, the dates on which we acquired these entities. Net sales in the 2001 nine-month period declined $3,887,727, or 27%, from 2000 nine-month period pro forma net sales of $14,537,536, assuming that our continuing operations had been acquired on January 1, 2000. We believe that this decline is primarily attributable to PWR's inability to obtain sufficient trade and other credit or capital required to obtain inventory to maximize its sales, weak economic conditions particularly in the technology sector, weaknesses at our Vizy NY subsidiary resulting from a decline in the website design industry, the events of September 11 discussed above, as well as a change in strategy by PWR in the third quarter to focus on gross margin rather than sales volume.

         GROSS PROFIT. Gross profit decreased by $164,452, or 9%, to $1,636,366 in the 2001 nine-month period, from $1,800,818 in the 2000 nine-month period. $1,208,355, or 74%, of our 2001 nine-month period gross profit was generated by PWR, and $428,011, or 26%, of our 2001 nine-month period gross profit was generated by Vizy NY. Overall gross profit percentages declined from 18% in the 2000 nine-month period to 15% in the 2001 nine-month period. The lower gross margin was attributable to PWR's net sales consisting primarily of lower margin hardware and hardware-related components, despite the reversal of this trend in the third quarter of 2001. 2001 nine-month period gross profit declined $1,084,579, or 40%, from 2000 nine-month period pro forma gross profit of $2,720,945, assuming that our continuing operations had been acquired on January 1, 2000. Gross margin as a percent of sales declined to 15% in the 2001 nine-month period from 19% (pro forma) in the 2000 nine-month period. The decline is primarily attributable to our inability to obtain optimal pricing from our suppliers due to our inability to obtain sufficient credit as well as the declining performance of our Vizy NY subsidiary.

         RESTRUCTURING EXPENSES. In the 2001 first quarter, we commenced a restructuring initiative, pursuant to which we relocated our principal executive offices, and certain members of management and other staff resigned or were terminated. In addition, we divested our visual communications and international operations. Restructuring expenses for the 2001 nine-month period primarily consists of common stock valued at approximately $170,000 issued to our former chief executive officer pursuant to a settlement and mutual release agreement.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") decreased by $288,427, or 6%, to $4,450,988 in the 2001 nine-month period from $4,739,415 in the 2000 nine-month period. An increase in SG&A of $267,542 at our operating subsidiaries was offset by a $555,969 decline in corporate overhead. The increase in SG&A is due to the inclusion of a full nine-months of SG&A for our two operating subsidiaries for the 2001 nine-month period compared to only eight months of Vizy NY SG&A for the 2000 nine-month period, and only six months of PWR SG&A in the 2000 nine-month period. Corporate overhead declined due to reductions in corporate expenses resulting from our 2001 restructuring as well as other cost reduction efforts. 2001 nine-month period SG&A decreased by $956,967, or 18%, from 2000 nine-month pro forma SG&A of $5,407,955, assuming that our continuing operations had been acquired on January 1, 2000.

         AMORTIZATION OF GOODWILL, BUSINESS PROCESSES AND METHODOLOGIES, WORKFORCE, AND CUSTOMER LISTS. Amortization of Goodwill, Business Processes and Methodologies, Workforce, and Customer Lists, decreased $78,920, or 8%. The inclusion in the 2001 nine-month period of nine-months of amortization for our two operating subsidiaries compared to eight months of Vizy NY amortization and six-months of PWR amortization in the 2000 nine-month period, was more than offset by the effect of lower 2001 amortization charges due to an impairment reduction in PWR's goodwill in the fourth quarter of 2000.

         REALIZED LOSS (GAIN) ON MARKETABLE SECURITIES. The realized loss of $85,226 in the 2001 nine-month period represents the realization of an investment loss in our marketable securities consisting of Xceed Inc. common stock resulting from the bankruptcy of Xceed.

         The realized gain of $1,095,348 in the 2000 nine-month period represents the gain recognized upon the transfer of 59,813 shares of Xceed Inc. common stock to a finder in connection with an August 1999 agreement, based upon the appreciation in the market value of such shares. The agreement set forth a formula to determine the number of shares to be paid the finder upon the closing of an acquisition target identified by such finder. The finder received 14,953 Xceed shares for the Renaissance acquisition and 44,860 Xceed shares for the PWR acquisition, resulting in respective gains of $371,962 and $723,386.

         INTEREST AND OTHER EXPENSE, NET. Interest and other expense, net, decreased by $62,693, or 29%, to $153,989 in the 2001 nine-month period from $216,682 in the 2000 nine-month period. The decline reflects the impact of interest income received in connection with payments under a note issued to us by our former Serif Inc. software subsidiary, which partially offset PWR's interest expense, which also declined due to lower rates in 2001.

DISCONTINUED OPERATIONS:

         GENERAL: Discontinued operations consist of our London internet solutions business acquired in 2000, our historical visual communications products segment, which included our software subsidiaries, Serif (Europe) Limited and subsidiaries, Serif Inc., Software Publishing Corporation and subsidiaries, our Dialog24 operations and our VisualCities.com operations.

         On January 9, 2001, we entered into an agreement with a German company to purchase certain assets and assume certain liabilities of our Aachen, Germany contact center operation, including the assumption of the remaining lease obligations. The agreement calls for a payment of approximately $100,000, of which we expected to utilize approximately $50,000 to pay remaining tax obligations. The $100,000 payment has not been received and is past due. We have commenced legal proceedings to collect this amount, the collection of which we believe is unlikely.

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

         Results of operations of discontinued businesses reflected income of $139,384 for the 2001 nine-month period. Our software and overseas operations were discontinued in the first quarter of 2001, and there was only residual activity in the second quarter of 2001. We recognized a gain of $1,473,337 upon the sale of our Serif software operations on March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash and cash equivalents decreased by $652,780 to $191,056 at September 30, 2001 from $843,836 at December 31, 2000. We used $413,253 of cash in our operations, and $346,214 of cash for investing activities as a result of the disposition of cash held by our divested visual communication operations, which was partially offset by the receipt of $57,346 in net proceeds from financing activities.

         We had a working capital deficiency of $3,370,890 at September 30, 2001, an improvement of $1,313,817 from our working capital deficiency of $4,684,707 at December 31, 2000. This change is primarily attributable to the sale of our visual communications operations on March 31, 2001. See Note 6 to the accompanying financial statements. In January 2001, we sold 149,000 shares of common stock for aggregate gross proceeds of $372,500. The promissory note held by us from our former visual communications subsidiary provides for us to receive monthly installments aggregating $360,000 in 2001 and $480,000 in 2002. In September 2001, we entered into a letter of intent to purchase a privately held company. This privately held company agreed to lend $650,000 to us in advance of the prospective deal. We received $250,000 in September 2001 and an additional $200,000 in October 2001. The final $200,000 is expected in November 2001. Additionally, the letter of intent contemplates a private placement to accredited investors raising a minimum of $1,000,000 of net proceeds for us within 120 days of completion of the acquisition.

         As of September 30, 2001, we achieved liability and expense reductions and restructurings of approximately $1,500,000. In that regard, we have taken the following steps:

        - Our President and Vice President and Chief Technology Officer have agreed to reductions in salary of $225,000 over eighteen months and to the restructuring of approximately $306,000 owed to them.
        - Kaufman & Moomjian, our corporate counsel, have agreed to restructure $739,655 owed to them, by accepting a reduction of $300,000 and a secured 6.6% note for the remaining amount of $439,655.
        - We have settled a pending arbitration proceeding relating to an investment banking agreement that we terminated.
        -     We have satisfied an outstanding liability to one of our vendors.

         We believe that over the next several months we will need to raise at least an additional $2,000,000 to meet our currently anticipated liquidity and capital expenditure requirements. We intend to seek additional financing through one or more debt, equity, or convertible securities offerings, through the sale of assets or through a merger or acquisition. Our letter of intent to acquire SpaceLogix contemplates a private placement to accredited investors of at least $1 million, and we anticipate that this private placement may raise $2 million or more. There can be no assurance that we will be successful in completing any such offering or offerings, sale of assets or merger or acquisition, or any other offerings or transactions, or that the terms of any such offering or offerings, transaction or transactions, will be beneficial to us or our stockholders. We intend to consider all viable strategic alternatives, including possible business combinations, to maximize stockholder value.

         We intend to utilize our available funds in 2001 to finance the working capital requirements of our professional internet and technology solutions business. Our cash requirements, however, may change depending upon numerous factors, including, without limitation, the cost of integrating our businesses, as well as personnel costs, and inventory and accounts receivable arising from the sale and shipment of new or additional products. There can be no assurance that we will be successful in attaining our sales or strategic goals, or that attaining such goals will have the desired effect on our cash resources.

         Our PWR subsidiary has approximately $1,200,000 of bank short-term renewable notes payable, which matured on October 29, 2001. PWR's obligations to the bank are secured by a first priority lien on its assets, and we have guaranteed these obligations. We are dependent on the availability of this short-term bank loan to finance our PWR operations. On April 13, 2001, PWR borrowed an additional $600,000 from this bank, with payment including interest, at prime plus 1 1/2 %, due by May 14, 2001. This additional loan was repaid on May 7, 2001. In connection therewith, Vincent DiSpigno and David N. Salav, two of our officers and directors who were the former stockholders of PWR, agreed to waive any remaining payments on notes payable by PWR to them until January 2002. As of September 28, 2001, we reached agreement with these persons to restructure the repayment of these notes, which are in the aggregate principal amount of $306,951, as secured monthly payments of $25,000 commencing January 2002. See
Note 5 to the accompanying financial statements. An event of default under the bank loan agreement occurred as a result of PWR's default to its inventory finance lender referred to below. Subsequently, the bank renewed the loan. However, PWR is in default to the bank because its underlying collateral is insufficient to support PWR's level of borrowing and the loan expired on October 29, 2001. We believe that we have reached a preliminary oral agreement in principal with the bank on a new six-month note, bearing interest at prime plus one-half percent, with payments as follows: (a) no principal payments through February 28, 2002, except that we will pay $125,000 out of the proceeds of our anticipated private placement, (b) approximately $40,000 per month starting on or about March 1, 2002 and (c) an additional $25,000 out of each $1 million in additional net proceeds above $1 million that we raise in our anticipated private placement. In connection with this six-month note, we will provide the bank with a first priority lien on our promissory note from Serif Inc. Additionally, our SPC subsidiary will guaranty these notes and grant a first priority lien on its U.S. Harvard trademark rights. There can be no assurance that we will be able to finalize any agreement with our bank, or that any agreement will be on the terms described above.

         PWR also has an interim inventory financing facility for up to $300,000, which was reduced from $500,000 in May 2001. PWR's obligation to this lender is collateralized by a second lien on all of PWR's assets, and we have guaranteed these obligations. On July 18, 2001, the lender notified PWR that it was in default of its obligations under this facility in the approximate amount of $200,000, and demanded payment of such amount. This facility was subsequently repaid in full. On October 10, 2001, the finance company advised PWR that no further financing would be provided until such time as it receives an irrevocable letter of credit of not less than $50,000 in its favor from an acceptable financial institution. If the foregoing is not received by January 11, 2002, the credit facility will be permanently terminated. Accordingly, PWR lost approximately $300,000 of credit capacity under this facility during the third quarter, and this loss of credit capacity has adversely affected PWR's revenue producing ability. Additionally, a major supplier of PWR has been granted a third lien on PWR's assets.

         In the first quarter of 2000, we entered into an unsecured line of credit agreement for maximum borrowings of $1,000,000, at an 8% interest rate, with a foreign company. Under this agreement, we borrowed $1,000,000 in February 2000. This loan was repaid in full with accrued interest on March 20, 2000.

         Our exposure to foreign currency gains and losses has been partially mitigated as we have incurred operating expenses in the principal foreign currency in which we invoiced foreign customers. As of September 30,

2001, we had no foreign exchange contracts outstanding. Our foreign exchange gains and losses have been substantially reduced given the divestiture of our international operations.In 1999, we entered into a five-year consulting agreement pursuant to which we are required to pay 0.3% of our net revenue (subject to an annual minimum fee of $125,000, and an annual maximum fee of $250,000) to the consultant. The term of the agreement was automatically extendable by an additional eighteen months if we reported annual net revenues of $40,000,000, and an additional eighteen months should net revenues exceed
$60,000,000. In December 2000, we amended this agreement to provide that $269,861 of accrued consulting fees were payable in 123,337 shares of our common stock. This agreement was further amended to increase the revenue thresholds required for extensions to $45,000,000 and $65,000,000, respectively. Any revenues of acquired companies not introduced directly or indirectly by the consultant are excluded from the amended revenue thresholds. At September 30, 2001, we had accrued $52,086 of consulting fees owing in connection with this agreement.

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

                  In the fourth quarter of 1998, an action was commenced against Software Publishing Corporation ("SPC") in California in which plaintiff is seeking $300,000 in damages for SPC's alleged violation of a lease for office space located in San Jose, California. This is the location at which SPC had its principal place of business and at which the Company had its principal executive offices during the period of January 1997 through January 1998. Neither the Company nor SPC currently has any offices at this location. SPC has filed an answer in this action denying the plaintiffs' claims. In October 2000, the plaintiff amended its complaint to name Neil M. Kaufman, the Company's chairman of the board, as a defendant. A trial setting conference is set for January 15, 2002, and this action is expected to go to trial in 2002. While it is reasonably possible that SPC may have some liability to the plaintiff, the Company believes this action, including the claim against Mr. Kaufman, is without merit and intends to vigorously defend this action.

                  In February 2000, we received a demand for arbitration with respect to certain fees payable in connection with an investment banking agreement which we terminated. The claim called for payment of $45,000 and reinstatement of the warrants to purchase 15,000 shares of common stock cancelled upon termination of the investment banking agreement or payment of the value of such warrants, and legal and other expenses in connection with the arbitration. This arbitration proceeding was subsequently suspended. We settled this claim as of September 30, 2001 for 130,000 shares of our common stock, valued at $240,500.

                  On February 2, 2001, the Company divested Junction 15 Ltd. and interMETHODS Ltd., its London-based subsidiaries acquired during 2000, through creditors voluntary liquidation in the United Kingdom. The Company terminated the employment of the two executives of Junction 15 Limited, and it currently intends to pursue indemnification claims for breaches of representations and warranties by the sellers of both Junction 15 Limited and interMETHODS Limited. On April 2, 2001, the Company received a "freezing injunction order" from the Supreme Court of England and Wales restricting its ability to remove any assets up to the value of (pound)362,000, or approximately $517,000, from England or Wales. The only assets that the Company owned in England or Wales at such time or as of the date hereof is the $150,000 in cash that it received upon the closing of the Serif transaction, which is held on its behalf by its lawyers in England. The applicants with respect to the injunction are two former executive officers of Junction 15 Limited who are claiming payment under their terminated employment agreements. A third claimant is a former officer of interMETHODS Limited and is claiming a deferred payment of approximately $100,000 under the interMETHODS acquisition agreement. The Company believes that it has significant warranty, breach of contract and other claims against these applicants, and intends to prosecute its claims vigorously. The Company also believes that the injunction was issued improperly and may attempt to have the injunction vacated; however, there is no assurance that the Company will be successful in this regard. Further, the Company believes that this injunction will not affect its ability to receive and utilize the monthly payments pursuant to the promissory note to be made from Serif Inc., a U.S. incorporated and domiciled company. The matter is scheduled for mediation in November 2001.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

                  On September 18, 2001, we issued 200,000 shares of our common stock in connection with a bridge loan arrangement. The issuance of these shares was a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

                  On September 14, 2001, we agreed to issue an aggregate 209,580 shares of our common stock, valued at $350,000, subject to shareholder approval, to the PWR selling shareholders as additional merger consideration in accordance with the provisions of the March 27, 2000 merger agreement with PWR, as amended. The issuance of these shares will be a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

                  As of September 28, 2001, we settled an outstanding dispute pending arbitration with an investment banking firm. Pursuant to the settlement, we issued 130,000 shares of our common stock. The issuances of these shares was a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

                  As of September 28, 2001, we settled a payable with a law firm by issuing 10,000 shares of our common stock. The issuances of these shares was a private transaction exempt from registration pursuant to
         Section 4(2) of the Securities Act.

                  On October 10, 2001, we issued an additional 100,000 shares of our common stock in connection with the bridge loan arrangement. The issuance of these shares was a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

                  On October 15, 2001, we entered into an engagement agreement with an investment banking firm to provide us with a fairness opinion in connection with our proposed acquisition of SpaceLogix Inc. As partial payment of fees for services to this firm, we issued 20,000 shares of our common stock. The issuance of these shares was a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                  On July 18, 2001, our PWR subsidiary was notified that it was in default of its obligations by a provider of a temporary inventory finance facility in the approximate amount of $200,000. This loan was subsequently repaid in full. On October 10, 2001, the inventory finance company advised PWR that no further financing would be provided until it receives an irrevocable letter of credit of not less than $50,000 in its favor from an acceptable financial institution. If the foregoing is not received by January 11, 2002, the credit facility will be terminated.

                  An event of default under our PWR bank loan agreement occurred as a result of its default to its inventory finance lender. Subsequent to this event of default, the bank renewed the loan on July 30, 2001. Additionally, PWR is also in default to the bank because its underlying collateral is insufficient to support PWR's level of borrowing and this note has expired. We believe that we have reached a preliminary oral agreement in principal with the bank on a new six-month note, bearing interest at prime plus one-half percent, with payments as follows: (a) no principal payments through February 28, 2002, except that we will pay $125,000 out of the proceeds of our anticipated private placement,
         (b) approximately $40,000 per month starting on or about March 1, 2002 and (c) an additional $25,000 out of each $1 million in additional net proceeds above $1 million that we raise in our anticipated private placement. In connection with this six-month note, we will provide the bank with a first priority lien on our promissory note from Serif Inc. Additionally, our SPC subsidiary will guaranty this note and grant a first priority lien on its U.S. Harvard trademark rights. There can be no assurance that we will be able to finalize any agreement with our bank, or that any agreement will be on the terms described above.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None

ITEM 5.  OTHER INFORMATION.

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

     Set forth below are all exhibits to this Quarterly Report on Form 10-QSB.


Number   Description

10.1 Letter of Intent between Vizacom Inc. and Spacelogix, Inc., dated as of September 7, 2001. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Date of Report October 10, 2001) (Commission File No. 1-14076) filed with the Commission on October 19, 2001.)

10.2     Settlement and General Release Agreement, dated as of
         September 28, 2001, between Vizacom and EarlyBirdCapital.com, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (Date of Report October 10, 2001) (Commission File No. 1-14076) filed with the
         Commission on October 19, 2001.)

10.3 Agreement, dated as of September 30, 2001, between Vizacom and Kaufman & Moomjian, LLC. (Incorporated by reference to Exhibit
         10.3 to the Company's Current Report on Form 8-K (Date of Report October 10, 2001) (Commission File No. 1-14076) filed with the Commission on October 19, 2001.)

10.4 Letter agreement, dated September 30, 2001, between Vizacom and Kaufman & Moomjian, LLC. (Incorporated by reference to
         Exhibit 10.4 to the Company's Current Report on Form 8-K (Date of Report October 10, 2001) (Commission File No. 1-14076) filed with the Commission on October 19, 2001.)

10.5 Promissory Note, dated September 30, 2001, payable to Kaufman & Moomjian,LLC. (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K (Date of Report October 10, 2001) (Commission File No. 1-14076) filed with the Commission on October 19, 2001.)

10.6 Security Agreement, dated as of September 30, 2001, between Vizacom and Kaufman & Moomjian, LLC. (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K (Date of Report October 10, 2001) (Commission File No. 1-14076) filed with the Commission on October 19, 2001.)

10.7 Amendment No. 3, dated as of September 28, 2001, to the Agreement and Plan of Merger, dated as of February 28, 2000, among Vizacom, PWR Acquisition Corp., PC Workstation Rentals, Inc., d/b/a PWR Systems, David N. Salav and Vincent DiSpigno. (Incorporated by reference to
         Exhibit 10.7 to the Company's Current Report on Form 8-K (Date of Report October 10, 2001) (Commission File No. 1-14076) filed with the Commission on October 19, 2001.)

10.8 Amendment No. 1, dated as of September 28, 2001, to Employment Agreement, dated as of March 27, 2000, between Vizacom and David N. Salav. (Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K (Date of Report October 10, 2001) (Commission File No. 1-14076) filed with the Commission on October 19, 2001.)

10.9 Amendment No. 1, dated as of September 28, 2001, to Employment Agreement, dated as of March 27, 2000, between Vizacom and Vincent DiSpigno. (Incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K (Date of Report October 10, 2001) (Commission File No. 1-14076) filed with the Commission on October 19, 2001.)

10.10 Security Agreement, dated as of September 28, 2001, between Vizacom and David N. Salav and Vincent DiSpigno. (Incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K (Date of Report October 10, 2001) (Commission File No. 1-14076) filed with the Commission on October 19, 2001.)

10.11 Promissory Note, dated as of September 28, 2001, payable by PWR Systems, Inc. to Vincent DiSpigno. (Incorporated by reference to
         Exhibit 10.11 to the Company's Current Report on Form

         8-K (Date of Report October 10, 2001) (Commission File No. 1-14076) filed with the Commission on October 19, 2001.)

10.12 Promissory Note, dated as of September 28, 2001, payable by PWR Systems, Inc. to David N. Salav. (Incorporated by reference to Exhibit
         10.12 to the Company's Current Report on Form 8-K (Date of Report October 10, 2001) (Commission File No. 1-14076) filed with the Commission on October 19, 2001.)

10.13    Loan Agreement dated September 14, 2001 between Vizacom and SpaceLogix,
         Inc.

10.14 Promissory Note in the aggregate principal amount of $650,000 payable by Vizacom to SpaceLogix, Inc.

10.15 Security Agreement dated September 14, 2001 between Vizacom and SpaceLogix, Inc.

10.16    Amendment No.1 dated October 15, 2001 to SpaceLogix Loan Agreement.

10.17    Amendment No.1 dated October 15, 2001 to SpaceLogix Security Agreement.


(b)      REPORTS ON FORM 8-K.

               On October 19, 2001 we filed a Current Report on Form 8-K (Date of Report: October 10, 2001) with the Commission, reporting as an Item 5 disclosure, (i) the continuance of our Nasdaq listing; (ii) the receipt of $450,000 of bridge loan installments from SpaceLogix, Inc., and the issuance of 300,000 shares of our common stock in connection therewith; (iii) our restructuring of over $1,000,000 of our current liabilities; and (iv) our obligation to issue an additional 209,580 shares of our common stock, subject to stockholder approval, to the PWR selling stockholders as additional PWR merger consideration.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VIZACOM INC.



Dated:  November 7, 2001                By:       /s/ Vincent DiSpigno
                                           -------------------------------------
                                                  Vincent DiSpigno
                                                      President
                                             (Principal Executive Officer)


Dated:  November 7, 2001                By:       /s/ Alan W. Schoenbart
                                            ------------------------------------
                                                  Alan W. Schoenbart
                                            Vice President - Finance, Treasurer
                                              and Chief Financial Officer
                                             (Principal Financial Officer)

                                  VIZACOM INC.
                                INDEX TO EXHIBITS

Number   Description

10.1 Letter of Intent between Vizacom Inc. and Spacelogix, Inc., dated as of September 7, 2001. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Date of Report October 10, 2001) (Commission File No. 1-14076) filed with the Commission on October 19, 2001.)

10.2     Settlement and General Release Agreement, dated as of
         September 28, 2001, between Vizacom and EarlyBirdCapital.com, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (Date of Report October 10, 2001) (Commission File No. 1-14076) filed with the
         Commission on October 19, 2001.)

10.3 Agreement, dated as of September 30, 2001, between Vizacom and Kaufman & Moomjian, LLC. (Incorporated by reference to Exhibit
         10.3 to the Company's Current Report on Form 8-K (Date of Report October 10, 2001) (Commission File No. 1-14076) filed with the Commission on October 19, 2001.)

10.4 Letter agreement, dated September 30, 2001, between Vizacom and Kaufman & Moomjian, LLC. (Incorporated by reference to
         Exhibit 10.4 to the Company's Current Report on Form 8-K (Date of Report October 10, 2001) (Commission File No. 1-14076) filed with the Commission on October 19, 2001.)

10.5 Promissory Note, dated September 30, 2001, payable to Kaufman & Moomjian,LLC. (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K (Date of Report October 10, 2001) (Commission File No. 1-14076) filed with the Commission on October 19, 2001.)

10.6 Security Agreement, dated as of September 30, 2001, between Vizacom and Kaufman & Moomjian, LLC. (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K (Date of Report October 10, 2001) (Commission File No. 1-14076) filed with the Commission on October 19, 2001.)

10.7 Amendment No. 3, dated as of September 28, 2001, to the Agreement and Plan of Merger, dated as of February 28, 2000, among Vizacom, PWR Acquisition Corp., PC Workstation Rentals, Inc., d/b/a PWR Systems, David N. Salav and Vincent DiSpigno. (Incorporated by reference to
         Exhibit 10.7 to the Company's Current Report on Form 8-K (Date of Report October 10, 2001) (Commission File No. 1-14076) filed with the Commission on October 19, 2001.)

10.8 Amendment No. 1, dated as of September 28, 2001, to Employment Agreement, dated as of March 27, 2000, between Vizacom and David N. Salav. (Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K (Date of Report October 10, 2001) (Commission File No. 1-14076) filed with the Commission on October 19, 2001.)

10.9 Amendment No. 1, dated as of September 28, 2001, to Employment Agreement, dated as of March 27, 2000, between Vizacom and Vincent DiSpigno. (Incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K (Date of Report October 10, 2001) (Commission File No. 1-14076) filed with the Commission on October 19, 2001.)

10.10 Security Agreement, dated as of September 28, 2001, between Vizacom and David N. Salav and Vincent DiSpigno. (Incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K (Date of Report October 10, 2001) (Commission File No. 1-14076) filed with the Commission on October 19, 2001.)

10.11 Promissory Note, dated as of September 28, 2001, payable by PWR Systems, Inc. to Vincent DiSpigno. (Incorporated by reference to
         Exhibit 10.11 to the Company's Current Report on Form 8-K (Date of Report October 10, 2001) (Commission File No. 1-14076) filed with the Commission on October 19, 2001.)

10.12 Promissory Note, dated as of September 28, 2001, payable by PWR Systems, Inc. to David N. Salav. (Incorporated by reference to Exhibit
         10.12 to the Company's Current Report on Form 8-K (Date of Report October 10, 2001) (Commission File No. 1-14076) filed with the Commission on October 19, 2001.)

10.13    Loan Agreement dated September 14, 2001 between Vizacom and SpaceLogix,
         Inc.

10.14 Promissory Note in the aggregate principal amount of $650,000 payable by Vizacom to SpaceLogix, Inc.

10.15 Security Agreement dated September 14, 2001 between Vizacom and SpaceLogix, Inc.

10.16    Amendment No.1 dated October 15, 2001 to SpaceLogix Loan Agreement.

10.17    Amendment No.1 dated October 15, 2001 to SpaceLogix Security Agreement.