Form 10KSB/A
period 2000-12-31
VIZACOM INC
filed 2002-03-20
CIK 926331

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes |X| No ___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [X]

     State issuer's net revenues for its most recent fiscal year: $13,457,629

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $3,106,982, at March 15, 2001, based on the closing sale price of the Common Stock on such date of $1.88 per share, as reported by The Nasdaq Stock Market, Inc.

     As of March 15, 2001, there were a total of 1,875,082 shares of the Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held in 2001 are incorporated by reference into Part III of this Form 10-KSB/A.

                  INDEX TO THE DECEMBER 31, 2000 FORM 10-KSB/A

                                                                            PAGE
                                                                            ----

                                     PART I

Item 1.  Description of Business.........................................     3

Item 2.  Description of Property.........................................    20

Item 3.  Legal Proceedings...............................................    21

Item 4.  Submission of Matters to a Vote of Security Holders.............    21

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters........    22

Item 6.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................    26

Item 7.  Financial Statements............................................    32

Item 8.  Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure.....................................    32

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act............    33

Item 10. Executive Compensation..........................................    33

Item 11. Security Ownership of Certain Beneficial Owners and Management..    33

Item 12. Certain Relationships and Related Transactions..................    33

Item 13. Exhibits and Reports on Form 8-K................................    33

     Throughout this Annual Report on Form 10-KSB/A, the terms "we," "us," "our" and "our company" refer to Vizacom Inc. and, unless the context indicates otherwise, our subsidiaries, Software Publishing Corporation, Renaissance Multimedia, Inc. and PWR Systems, Inc., and other subsidiaries on a consolidated basis.

     All shares amounts and prices in this 10-KSB/A have been adjusted to reflect a one-for-ten (1:10) reverse stock split that became effective May 23, 2001.

INTRODUCTORY COMMENT - FORWARD-LOOKING STATEMENTS.

     Statements contained in this Annual Report on Form 10-KSB/A include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. Such forward-looking statements generally are based upon our best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms.

     Potential risks and uncertainties include, among other things, such factors as:
     o the market acceptance and amount of sales of our products and services;
     o the success of our professional internet and technology solutions offerings, such as business strategy formation, web site interface design, and systems integration;
     o our success in integrating the operations of acquired companies, including Renaissance Multimedia (also known as Vizy Interactive New
          York) and PWR Systems (also known as Vizy Interactive-PWR Systems) into a coordinated and complementary operation;
     o our ability to develop long-lasting relationships with our clients and attract new clients;
     o our ability to develop long-lasting relationships with our industry partners and vendors and attract new industry partners and vendors;
     o    the competitive environment within the industries in which we operate;
     o    our ability to raise additional capital;
     o the extent to which we are successful in developing, acquiring or licensing technologies which are accepted by the market;
     o    our ability to attract and retain qualified personnel;
     o    business and consumer trends, and economic conditions; and
     o the other factors and information disclosed and discussed under "Risk Factors" below and in other sections of this Annual Report on Form 10-KSB/A.

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

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

     Vizacom provides professional internet and technology solutions to companies seeking to benefit from the use of internet and information-based technologies. We help businesses use the internet and other technologies to build their competitive advantage, improve efficiencies, and market and brand their business, products and services. Our solutions are comprehensive, and include business strategy formation, web interface design and systems planning, development and integration. As of December 31, 2000, we continued to operate our historical software operations, which we divested in the first quarter of 2001.

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

     Our professional internet and technology solutions include:

     o     Business strategy formation
     o     E-commerce applications
     o     Web content management
     o     Web interface design and branding
     o     Systems planning and development
     o     Systems integration
     o     Value-added reselling
     o     Data center services.

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

     We expect that the continuing evolution of the internet from an information-based medium to a commerce-based transaction platform integrated with physical systems will increase the reliance today's businesses have for providers of comprehensive professional internet and technology solutions. IDC projects that the growing complexity of projects will spur an increase in the worldwide market for internet services to $99.1 billion in 2004 from $16.2 billion in 1999. We believe there are several, specific reasons for the growing reliance companies have on outside experts:

     o One, the sophistication of internet-related technologies and speed of innovation is expected to continue to force companies to turn to specialists who possess the dedicated technology and strategic consulting expertise required to develop an effective web operation within an efficient period of time;
     o Two, as internet technologies become more interrelated and integrated with physical business systems, companies can be expected to more frequently engage providers who can offer a broad range of combined expertise and solutions;
     o Three, the trend of companies to integrate their web initiatives with physical business systems is expected to spur growth in the market for strategic consulting services. Currently, companies must often engage several firms to implement different components of their web initiative and integrate it with existing systems. Providers of comprehensive solutions can often formulate a strategic vision that will guide the most effective deployment of interrelated solutions; and
     o Four, as projects increase in complexity and scale, companies will seek to form lasting relationships with single providers that can offer them a suite of related, ongoing consulting, implementation and maintenance solutions.

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

     We provide a broad range of comprehensive professional internet and technology solutions that help our clients compete in today's digital economy. We define a solution as an aggregate of specific, interrelated disciplines. Our professional internet and technology solutions include:

     o Business strategy formation, in which we conceptualize, develop and guide the strategy and implementation of a client's internet, intranet or extranet business model and objectives;
     o E-commerce applications, in which we develop or customize applications that facilitate commerce over the internet, and integrate those applications with a client's web and physical technology systems;
     o Web content management, in which we help our clients to procure, implement and deploy the most effective applications for managing their web site's informational content, or develop or customize such applications;
     o Web interface design and branding, in which we produce the graphic interface design of a web site and promote a client's brand and market presence online;
     o Systems planning and development, in which we design and develop the technology components of a client's network connectivity, back-end systems, or internet, intranet and extranet initiatives;
     o Systems integration, in which we integrate the components of a client's technology infrastructure. These solutions may include integrating a new information technology system with the components of a prior, legacy network. We also can integrate a client's network with its internet, intranet and extranet initiatives and other systems;
     o Value-added reselling, in which we help a client to locate, purchase, test, install and learn to employ a diverse range of computer products that will help the client meet its business and technology objectives; and
     o Data center services, in which we may host a client's web site on our server or remotely manage a client's network. We also act as an application service provider of streaming media solutions, including internet-based audio and video.

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

     Many of the web initiatives we create for our clients involve the development of comprehensive e-commerce capabilities. For these clients, we customize a highly sophisticated e-commerce application module, which we developed, to meet their exact requirements. Compatible with several operating systems, this application module facilitates online cross- and up-sell, inventory management, administration and fulfillment capabilities, all of which we can integrate with the client's back-end systems. This application also is extensible, meaning it can accommodate the addition of new features without significant development, and scalable, meaning it can be tailored to changes in the scale of the client's systems.

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

     Build - Making the Vision a Reality. Using the network topology schematic and work-flow analysis, we focus on developing the client's particular solution. Depending on the requirement, a typical job may include one or more of the following solutions, which we deploy on-site:

          o    development of a local or wide area network;
          o development of specific components of a network, such as enterprise and work group client/server design and optimization;
          o integration of a network with a back-end system, such as a product fulfillment center;
          o integration of a network or system with a client's internet, intranet or extranet; and
          o extension of a client's enterprise resource management system to incorporate interaction with trading partners, suppliers and vendors online.

     We often purchase and install a wide range of computer hardware, software and network equipment in connection with the solutions we provide. We have access to thousands of computer products, including desktop and laptop computers, digital video editing software, and network equipment, such as computer servers, switches and firewalls. As an authorized dealer of many of the highest quality computer equipment manufacturers, we have the experience and training to sell and service the hardware equipment and any enhancements and upgrades our customers may require.

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

     We are authorized dealers and/or resellers for a number of manufacturers of high quality computer and network equipment, including Apple Computer, Cisco Systems, Compaq Computer, IBM, Silicon Graphics, NEC, Hewlett Packard, and 3Com. We concentrate particularly in the resale of hardware and software products manufactured by Apple Computer. The loss of our relationship as an authorized dealer of products manufactured by Apple Computer would have a material negative impact on our business.

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

         We have and may continue to have fluctuations in our quarterly operating results. Our quarterly operating results have and, in the future, may fluctuate significantly, depending on a variety of factors, many of which are outside of our control. Factors that may affect our quarterly results include:

          o    the demand for our products and services;
          o the size, timing and timely fulfillment of orders for our products and services; o the level of product, price and service competition;
          o changes in our sales incentive strategy, as well as sales personnel changes;
          o    federal, state or local government regulation;
          o our ability to upgrade and develop our systems and infrastructure to accommodate growth;
          o    the success of our brand building and marketing campaigns; and
          o general economic conditions and economic conditions specific to the internet service and e-commerce industries.

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

     We market our solutions to companies in a broad range of industries, including entertainment, advertising, publishing, new media, financial, health care, retail, and real estate. We believe we have a recognized and respected presence in the professional internet and technology solutions industry. We also believe we are particularly well-known in our industry in the greater New York City and Boston areas, where we primarily operate and concentrate our sales and marketing efforts. We believe our established presence in our industry contributes to our ability to solicit new clients and maintain relationships with existing clients. We primarily market and promote our solutions through sponsorships and participation in industry trade shows, exhibitions and other special events, referrals from clients, industry partners and vendors, promoting new services to existing clients, advertising in trade and business media, and promoting editorial coverage of our accomplishments in trade and business media.

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

     We believe our competitors include:
     o Web development firms, such as Scient, Viant, Agency.com, Icon Medialab, iXL, Modem Media, Poppe Tyson, Organic Online, Pixelpark, Proxicom, Razorfish, Rare Medium, Xceed Inc., USWeb/CKS, Lante and 5B Technologies;
     o Technology consulting firms, such as Diamond Technology Partners and Metzler Group;
     o Technology integrators, such as Accenture, Cambridge Technology Partners, Cap Gemini, EDS, IBM, Sapient, 5B Technologies Corporation, and WM-Data;
     o Strategic consulting firms, such as Bain & Company, Booz-Allen & Hamilton, Boston Consulting Group and McKinsey & Company; and
     o In-house information technology, marketing and design service departments of our potential clients.

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

     We believe that the principal competitive factors in the professional internet and technology solutions markets are:

     o     the ability to attract and retain professionals,
     o     technical knowledge and creative skills,
     o     brand recognition and reputation,
     o     reliability of the delivered solutions,
     o     client service, and
     o     price.

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

     ADI Security Systems                        ADP Brokerage
     American Lawyer Media                       Audiovox
     Avon                                        Bozell Group, a division of
     Chase Manhattan Bank                         True North Communications
     Comedy Central                              Chelsea Property Group
                                                 DDB Worldwide

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

INDUSTRY PARTNERS

We believe that our industry partnerships and strategic alliances with other computer products and professional services providers play a fundamental role in the success of our business. We define industry partnerships and strategic alliances as involving mutual investments of resources, such as training and staff time. Some of the important benefits we derive from our strategic alliances and partnerships include enhanced capability to deploy solutions, expanded range of solutions, greater name recognition in the marketplace, and enhanced client lead and revenue generation. Most of our strategic allies and partners are manufacturers of software, hardware and additional computer equipment we resell in connection with out technology solution offerings. In some instances, we will enter into formal partnership agreements with these companies that are designed to supplement agreements by which we become an authorized reseller of a company's products. Through our partnership agreements, we may agree with a partner to dedicate money and staff time to implement marketing activities, including developing strategic marketing initiatives to implement on a collaborative basis. We therefore refer to these relationships as strategic. Such activities may include organizing events to promote products to clients and training our employees in the installation and sale of a partner's products. In other instances, we may not formalize our relationships with our partners, although we may collaborate closely with these partners to form joint-marketing and business development initiatives that are substantially similar to the marketing and training programs we implement with those companies with which we have entered into formal partnership agreements.

     The term strategic ally refers to companies with which we are involved in developing joint business development, marketing and training strategies aimed at promoting long-term business growth for both the ally and us. An industry partner is any entity with which we develop joint marketing, business development and training programs that do not require a commitment by us or the partner to implement additional activities as part of a long-term collaborative business development strategy. We may or may not enter into formal partnership agreements with a strategic ally or partner. We differentiate between a strategic ally or partner on the basis of the substance of our collaborative activities with that ally or partner and not necessarily on the basis of any formal agreements

     Our current industry partners and strategic allies include:

     3Com                                        Adobe
     Apple Computer                              Bond Technologies
     Cable & Wireless                            Cisco Systems
     Compaq Computer                             Epson
     IBM                                         Intel
     iomega                                      Hewlett Packard
     Microsoft Corporation                       Microtech
     NEC                                         Novell
     SGI                                         Silicon Graphics
     Storage Computer                            Symantec
     Tektronix                                   UUNET

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

DISCONTINUED OPERATIONS

     As of December 31, 2000, we continued to develop and market visual communications graphics software products. Through our Serif subsidiaries, we developed and marketed Serif PagePlus 7, Serif DrawPlus 5 and additional Serif-branded products in the U.S. and Europe. Also through our Serif subsidiaries, we operated an international direct marketing and contact center operation that sold our Serif and other products. Our Serif subsidiaries also marketed and sold our contact center capabilities as services, marketed under the brand name Dialog24, to third parties. Through our Software Publishing Corporation (SPC) subsidiaries, we developed and marketed Harvard Graphics(R) Advanced Presentations, Harvard Graphics(R) Pro Presentations, and additional products in the Harvard Graphics(R) product line in the U.S. and Europe. Additionally, we continued to own VisualCities.com, a content and e-commerce web site for visual communications computer products users.

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

WE HAVE INCURRED LOSSES TO DATE AND THERE IS NO ASSURANCE THAT WE WILL BECOME PROFITABLE.

     We have been unprofitable since our inception in July 1992 and may continue to incur operating losses for the foreseeable future. For the twelve months ended December 31, 2000, we had a net loss attributable to common stockholders of approximately ($19,090,000). For the year ended December 31, 1999, we had a net loss of approximately ($5,683,000). Our operating losses may increase as we:

     o    develop our professional internet and technology solutions business,
     o    develop, produce and distribute additional products and services,
     o    de-emphasize other products and services,
     o    implement our growth strategy, and
     o restructure our operations to focus on our core U.S. professional internet and technology solutions business.

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

     As a professional internet and technology solutions company, we face risks and uncertainties that are different than the risks and uncertainties we have faced with our software operations. To address these new risks and uncertainties, we must, among other things, do the following:

     o continue to raise working capital to be able to compete effectively in the professional internet and technology solutions market with well-funded competition,
     o attract, integrate, retain and motivate qualified personnel, o maintain and enhance our brands,
     o    successfully execute our business acquisition and marketing strategy,
     o continue to develop and upgrade our technology and information processing systems,
     o provide superior customer service, and o respond to competitive developments.

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

WE MAY BE UNABLE TO IMPLEMENT OUR ACQUISITION GROWTH STRATEGY, WHICH COULD HARM OUR BUSINESS AND COMPETITIVE POSITION.

     Our business strategy includes making strategic acquisitions of other companies or businesses, including internet and technology solutions providers, web site designers, systems integrators and other firms. Our continued growth will depend on our ability to identify and acquire, on acceptable terms, companies that complement or enhance our businesses. The competition for acquisition candidates is intense and we expect this competition to increase. There is no assurance that we will identify and successfully compete for appropriate acquisition candidates or complete acquisitions at reasonable purchase prices, in a timely manner or at all. Further, we may not be able to realize the anticipated results of future acquisitions. In implementing our acquisition growth strategy, we may encounter:

     o    costs associated with incomplete or poorly implemented acquisitions,
     o expenses, delays and difficulties of integrating acquired companies into our existing organization,

     o the impact of amortizing goodwill and other intangible assets of acquired companies on our results of operations,
     o dilution of the interest of existing stockholders if we issue our stock in making acquisitions or if we sell stock to raise cash for acquisitions,
     o    diversion of management's attention,
     o increases in our expenses in order to advertise and promote acquired companies and their and our products and services,
     o unusual impacts on our financial condition due to the timing of acquisitions, and
     o expenses of any undisclosed or potential legal liabilities of an acquired company.

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

NO ASSURANCE THAT KEY EMPLOYEES WILL BE RETAINED.

     The loss of the services of our principal executive officers could have a material adverse effect on us. We are significantly dependent upon the continued availability of Vincent DiSpigno, our president, Alan W. Schoenbart, our vice president - finance and chief financial officer, and David Salav and Andrew Edwards, our vice presidents. Mr. DiSpigno, Mr. Salav and Mr. Edwards have each entered into an employment agreement with us, but Mr. Schoenbart currently is not subject either to an employment or non-competition agreement with us. The loss or unavailability to us of any of Messrs. DiSpigno, Schoenbart, Salav or Edwards for an extended period of time could have a material adverse effect on our business operations and prospects. To the extent that their services would be unavailable to us for any reason, we would be required to procure other personnel to manage and operate our company. There can be no assurance that we will be able to locate or employ such qualified personnel on acceptable terms. At the present time, we do not have "key man" life insurance covering any of Messrs. DiSpigno, Schoenbart, Salav or Edwards.

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

     Through March 29, 2001, we coordinated our executive, administrative, accounting, product development, sales, marketing, purchasing and scheduling functions primarily from our executive offices in Teaneck, New Jersey. We intend to enter into a Sublease Termination Agreement for our former Teaneck, New Jersey headquarters location. Under the anticipated agreement, we expect our remaining lease obligations will terminate. Since such date, we have performed such functions at a combination of the New York offices of Vizy Interactive New York and the Bohemia offices of Vizy Interactive-PWR Systems. We believe that our existing space provides us with adequate space for our present operations for the near future.

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

     In February 2000, we received a demand for arbitration before the American Arbitration Association with respect to certain fees payable in connection with an investment banking agreement with Early Bird Capital.com (formerly known as Southeast Research Partners) which we terminated. The claim calls for payment of $45,000 and reinstatement or other value of warrants to purchase 15,000 shares of our common stock which we canceled upon termination of the investment banking agreement, and legal and other expenses in connection with the arbitration. The arbitration is currently in the discovery stage. We believe that the claims in this arbitration matter are without merit and intend to vigorously defend this action.

     In January 2001, we placed Junction 15 Ltd. and interMETHODS Ltd., our two Vizy Interactive-London subsidiaries, into creditors voluntary liquidation under United Kingdom law. KPMG has been appointed as the liquidator. We have terminated the employment of the two executives of Junction 15 Limited for cause, and we currently intend to pursue indemnification claims for breaches of representations and warranties by the sellers of both Junction 15 Limited and interMETHODS Limited. Subject to the foregoing, we do not expect to have any liability to any creditors of these companies.

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

                                              High Bid          Low Bid
                                              --------          -------
Fiscal 1999
-----------
First Quarter.............................      19.70              9.38
Second Quarter............................      44.40             16.50
Third Quarter.............................      42.50             22.50
Fourth Quarter............................      40.00             21.25

Fiscal 2000
-----------
First Quarter.............................      97.50             30.00
Second Quarter............................      62.50             21.30
Third Quarter.............................      19.40             10.30
Fourth Quarter............................      13.10              2.19

     As of March 28, 2001, the closing price for our Common Stock as reported on Nasdaq was $15.63. As of the close of business on March 28, 2001, we had approximately 720 stockholders of record. We estimate, based upon surveys conducted by our transfer agent in connection with our 2000 Annual Meeting of Stockholders, that we have approximately 5,000 beneficial holders of our common stock.

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

     The market for our common stock is highly volatile. The trading price of our common stock could widely fluctuate in response to, among other things:

     o    the results of our Nasdaq Listing Qualifications Panel hearing,
     o    variations in our operating and financial results,
     o announcements of technological innovations or new products by us or our competitors,
     o changes in prices of our products or our competitors' products and services,

     o    changes in the product mix of our sales,
     o changes in our revenue and revenue growth rates as a whole or for individual geographic areas, business units, products or product categories,
     o    responses to our strategies,
     o    unscheduled system interruptions,
     o    additions or departures of key personnel,
     o    changes in financial estimates by securities analysts,
     o conditions or trends in the internet and technology solutions industries,
     o changes in the market valuations of other internet or technology solutions companies,
     o    developments in internet regulations,
     o announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments,
     o    our ability to raise needed capital
     o    sales of our common stock or other securities in the open market, and
     o    other events or factors that may be beyond our control.

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

(b)  Recent Sales of Unregistered Securities

     The information set forth below is a list of all sales and issuances of our equity securities occurring during 2000 and the first quarter of 2001which we have not otherwise disclosed in any of our Quarterly Reports on Form 10-QSB.

     In the first quarter of 2000, we sold and issued an aggregate of 22,670 shares of our common stock to a total of fifteen individuals and entities for gross proceeds of $469,226 upon exercise of warrants held by these individuals and entities. The issuances of such shares were private transactions exempt from registration under Section 4(2) of the Securities Act.

     On January 8, 2000, we entered into a three-year agreement for consulting services primarily related to acquisition and financing assistance pursuant to which we issued 65,000 three-year warrants exercisable at $30 per share. Ten thousand of these warrants are exercisable immediately, and 40,000 warrants are exercisable upon the attainment of specified performance targets. In addition, 15,000 warrants are being held in escrow and are to be released on January 7, 2003, or earlier with our approval. The issuance of these warrants was a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

     In connection with our acquisition of Renaissance Multimedia in February 2000, we issued an aggregate of 44,987 shares of our common stock to the former shareholders of Renaissance Multimedia. The issuance of such shares was a private transaction exempt from registration under Section 4(2) of the Securities Act.

     In connection with our acquisition of Junction 15 Limited in March 2000, we issued an aggregate of 68,182 shares of our common stock to the former shareholders of Junction 15 Limited. The issuance of such shares was a private transaction exempt from registration under Section 4(2) of the Securities Act. We have placed stop transfer orders on these shares pending the outcome of indemnification claims for breaches of representations and warranties which we intend to assert against the former shareholders of Junction 15.

     In connection with our acquisition of PWR Systems in March 2000, we issued an aggregate of 150,000 shares of our common stock to the former shareholders of PWR Systems. In December 2000, we issued an additional 57,018 shares to the former shareholders of PWR Systems as post closing adjustments. The issuances of such shares were private transactions exempt from registration under Section 4(2) of the Securities Act.

     In March 2000, we sold a total of 93,695 shares of our common stock to 45 accredited investors for proceeds of $4,216,294. The issuances of these shares were private transactions exempt from registration under Section 4(2) of the Securities Act of 1933.

     In March 2000, we accepted subscriptions for and sold a total of 76,247 shares of our common stock to eleven foreign investors for gross proceeds of $3,392,996. The issuances of these shares were private transactions exempt from registration pursuant to Section 4(2) of, and Regulation S promulgated under, the Securities Act.

     In the second quarter of 2000, we issued an aggregate of 12,910 shares of common stock to a total of eight individuals for gross proceeds of $149,933 upon the exercise of options and warrants held by these individuals. The issuances of such shares were private transactions exempt from registration under Section 4(2) of the Securities Act.

     On May 27, 2000, we issued 1,404 shares of our common stock to Alberdale & Co., valued at $46,320, in partial payment of a fee due Alberdale in connection with our acquisition of Junction 15. The issuance of such shares was a private transaction exempt from registration under Section 4(2) of the Securities Act.

     On July 31, 2000, we accepted subscriptions from three investors for a total of 31,152 shares of common stock for gross proceeds of $1,386,255. The issuance of these shares were private transactions exempt from registration under Section 4(2) of, and Regulation S promulgated under, the Securities Act.

     In connection with the Company's acquisition of interMETHODS Limited in October 2000 we issued an aggregate of 156,002 shares of our common stock to the former shareholders of interMETHODS. The issuance of such shares was a private transaction exempt from registration under Section 4(2) of the Securities Act. We have placed stop transfer orders on these shares pending the outcome of indemnification claims for breaches of representations and warranties which we intend to assert against the former stockholders of interMETHODS.

     On November 10, 2000 and November 14, 2000 we issued five-year warrants to Alberdale & Co. to purchase 900 and 1,300 shares of our common stock, respectively, at an exercise price of $7.81 and $8.44 per share, respectively, in payment of fees owed to it. The issuances of these warrants were private transactions exempt from registration pursuant to Section 4(2) of the Securities Act.

     On November 10, 2000 we issued five-year warrants to Sunrise Financial Group, Inc. to purchase 5,000 shares of our common stock at an exercise price of $7.81 per share. The issuance of these warrants was a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

     Pursuant to a consulting agreement, dated as of November 28, 2000, with Morgan J. Wilbur, pursuant to which Mr. Wilbur agreed to perform financial advisory services to our company, we issued to Mr. Wilbur 22,000 shares of our common stock. The issuance of these shares was a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

     Pursuant to a consulting agreement, dated as of December 27, 2000, with Joshua A. Ader, pursuant to which Mr. Ader agreed to perform consulting services for us, we issued to Mr. Ader 6,000 shares of our common stock. 3,000 of such shares have been canceled as a result of our termination of this agreement with Mr. Ader. The issuance of these shares was a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

     Pursuant to an amendment to our consulting agreement with Target Capital Corp. and Yitz Grossman, in December 2000 we issued 123,337 shares of our common stock to Target Capital Corp., at the then market value of such shares, in lieu of $269,860.99 of cash payments to which it was entitled as of December 31, 2000. The issuance of these shares was a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

     Pursuant to a consulting agreement, dated as of December 31, 2000, with Triple Crown Consulting Ltd., pursuant to which Triple Crown agreed to perform financial advisory services to our company, we have issued to Triple Crown an aggregate of 20,000 shares of our common stock. 15,000 of the total 20,000 shares are currently being held in escrow. 2,500 of such shares will be released quarterly beginning June 2001 so long as the agreement remains in effect. The issuance of these shares was a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

     In January 2001, we accepted subscriptions for and sold a total of 149,000 shares of our common stock to 13 accredited investors for gross proceeds of $372,500. The issuance of these shares were private transactions exempt from registration pursuant to Section 4(2) of, and Regulation D promulgated under, the Securities Act.

     We entered into an agreement, dated as of January 2, 2001, with Salomon Grey Financial Corporation pursuant to which we retained Salomon Grey for the purpose of providing financial advisory and investment banking advice for a one-year term. Pursuant to this agreement, we issued to Salomon Grey an aggregate of 45,000 shares of our common stock and three-year warrants to purchase 60,000 shares of our common stock. The issuance of these shares and warrants was a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act. 15,000 of such shares, and all of such warrants, have been cancelled pursuant to an agreement with Salomon Grey, dated as of February 28, 2001, to terminate this agreement.

     On January 15, 2001, we issued 30,000 shares of our common stock to Mark E. Leininger, our former President and Chief Executive Officer, in connection with his Settlement and Release Agreement with us. The issuance of these shares was a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

     We have entered into an agreement dated as of January 15, 2001 with SOS Resource Services Inc. pursuant to which we retained SOS Resource for the purpose of providing investor relations, public relations and corporate communications and other services for a one-year term. We can terminate this agreement at any time. Pursuant to this agreement, we issued to SOS Resource (a) an aggregate of 30,000 shares of our common stock (10,000 of which shares are subject to a lockup agreement that prohibits their sale prior to July 15, 2001),
(b) three-year warrants to purchase 10,000 shares of our common stock which are immediately exercisable at an exercise price of $2.50 per share, and (c) three-year warrants to purchase 10,000 shares of our common stock exercisable commencing July 15, 2001 at an exercise price of $10 per share. The issuance of these shares and warrants was a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

     On January 22, 2001, we issued 3,200 shares of our common stock to HD Brous & Co., Inc. in full satisfaction of outstanding fees owed to HD Brous. The issuance of these shares was a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

     On January 24, 2001, we issued 14,600 shares of our common stock to Alberdale & Co. in full satisfaction of outstanding fees owed to Alberdale. The issuance of these shares was a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

     On January 26, 2001, we issued three-year warrants to purchase 2,300 shares of our common stock at an exercise price of $2.50 per share to Lee M. Shapiro as a finders fee in connection with our January 2001 private placement. The issuance of such warrants was a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

     Our acquisition strategy may result in dilution to our stockholders. Our business strategy calls for strategic acquisitions of businesses, technologies, services and products. In connection with our acquisitions of Renaissance Multimedia, Junction 15, PWR Systems and interMETHODS, among other consideration, we issued an aggregate of 476,188 shares of our common stock and paid approximately $2,000,000 in cash and promissory notes. We anticipate that future acquisitions will require cash and issuances of our capital stock, including our common stock. To the extent we are required to pay cash for any acquisition, we anticipate that we would be required to obtain additional equity and/or debt financing. Such stock issuances and financing, if obtained, may not be on terms favorable to us and could result in substantial dilution to our stockholders at the time(s) of these stock issuances and financings.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

General:

     In 2000, we became a provider of professional internet and technology solutions in addition to continuing our historical visual communications business, which included our software operations. In connection with this, we acquired four companies: Renaissance Multimedia and PWR Systems in the United States, and Junction 15 and interMETHODS in London, England. In early 2001, we determined to divest our visual communications and overseas operations so as to better focus on developing our internet and technology solutions business in the U.S. Accordingly:

     o we have entered into an agreement to sell our Aachen, Germany contact center operation to a third party for $100,000 in gross proceeds;
     o in February 2001, we placed Junction 15 and interMETHODS into creditors voluntary liquidation in the United Kingdom, thereby divesting these assets; and
     o    in March 2001, we sold our visual communications operations.

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

     The results of operations for our Vizy Interactive business and corporate overhead for the years ended December 31, 2000 and 1999 is set forth below:


                                                            2000                              1999
                                    ------------------------------------------------     ------------
                                      Vizy Interactive    Corporate        Total          Corporate
                                    ------------------------------------------------     ------------
Net Sales
  Hardware                             $ 11,176,975               --      11,176,975     $         --
  Website design and other services       2,280,654               --       2,280,654               --
                                       ------------     ------------    ------------     ------------
                                         13,457,629               --      13,457,629               --
                                       ------------     ------------    ------------     ------------
Cost of sales
  Hardware                                9,731,978               --       9,731,978               --
  Website design and other services       1,385,875               --       1,385,875               --
                                       ------------     ------------    ------------     ------------
                                         11,117,853               --      11,117,853               --
                                       ------------     ------------    ------------     ------------

Gross profit                              2,339,776               --       2,339,776               --
Gross profit %                                   17%                              17%

Selling, general, and administrative      2,839,869        3,647,627       6,487,496        2,585,994
Amortization of goodwill, etc             1,559,758               --       1,559,758               --
Impairment loss                           4,116,038               --       4,116,038               --
Gains on marketable securities:
 Realized gain                                   --       (1,095,348)     (1,095,348)        (642,444)
 Unrealized holing gain                          --               --              --         (322,652)
Interest and other expense, net             135,530          174,922         310,452          (48,891)
                                       ------------     ------------    ------------     ------------
                                          8,651,195        2,727,201      11,378,396        1,572,007
                                       ------------     ------------    ------------     ------------
Net loss - continuing operations       $ (6,311,419)    $ (2,727,201)   $ (9,038,620)    $ (1,572,007)
                                       ============     ============    ============     ============

     Net sales. Our net sales for 2000 continuing operations were derived from our Vizy Interactive professional internet and technology solutions business. $11,522,655, or 86%, of these net sales were attributable to PWR, consisting of $11,176,975 of hardware sales and $345,680 of service sales; and $1,934,974, or 14%, of our 2000 net sales from continuing operations were generated by Vizy NY. Vizy NY sales were all service sales. We had no net sales from continuing operations in 1999, since we acquired our continuing operations in early 2000. Pro forma net sales would have increased $580,436, or 3%, to $18,040,041, from pro forma 1999 net sales of $17,459,605, assuming that our continuing operations had been acquired on January 1, 1999.

     Gross Profit. $1,484,377, or 63%, of our gross profit was generated by PWR, and $855,399, or 37%, of our gross profit was generated byVizy NY. This resulted in an overall 17% gross margin from continuing operations. PWR's net sales consisted primarily of lower margin hardware and hardware related components with a small portion of such revenues attributable to higher margin service revenues. Vizy NY's net sales generally are attributable to higher margin professional web site development and consulting services. We intend to attempt to increase our gross margins by increasing PWR's net sales attributable to higher margin services and by increasing our sales derived from Vizy NY. In light of recent adverse economic conditions, we can give no assurance that these goals can be achieved. Pro forma 2000 gross profit would have decreased $558,436, or 15%, to $3,259,903 from pro forma 1999 gross profit of $3,818,751, assuming that our continuing operations had been acquired on January 1, 1999. Gross margin as a percent of net sales on a pro forma basis declined to 18% in 2000 from 22% in 1999.

     Selling, General, and Administrative. Selling, general, and administrative expenses ("SG&A") increased by $3,901,502, or 151%, to $6,487,496 in 2000 from
$2,585,994 in 1999. PWR and Vizy NY represented 35% and 38%, respectively, or 73% in the aggregate, of the increase in SG&A. Corporate overhead increased by $1,050,633, or 41%, from $2,585,994 in 1999 to $3,647,627 in 2000, primarily due to increased administrative and executive compensation associated with our expansion of our operations of approximately $268,000, consulting, legal and other professional fees associated with additional services required as a result of the increased complexity of our business of approximately $693,000, and other costs associated with operating our additional subsidiaries, including expanded international operations, in 2000.

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

     The results of operations of these discontinued operations for the years ended December 31, 2000 and 1999 is set forth below:

                                                       2000                               1999
                                  ----------------------------------------------     ------------
                                                      London
                                      Visual         Internet                            Visual
                                  Communications    Operations          Total       Communications
                                  ----------------------------------------------     ------------
Net sales                         $ 13,054,064     $  1,368,241     $ 14,422,305     $ 19,891,357
Cost of sales                        3,051,808          921,003        3,972,811        6,371,106
                                  ----------------------------------------------     ------------
Gross Profit                        10,002,256          447,238       10,449,494       13,520,251
GP%                                         77%              33%              72%              68%

Selling, general and
  administrative                    13,401,051        1,269,832       14,670,883       14,589,527
Product development                    744,944               --          744,944        1,027,447
Amortization of goodwill,
  business processes and
  methodologies, etc                   118,665          530,409          649,074        2,219,363
Impairment loss                             --        4,511,063        4,511,063               --
Interest and other expense, net        (24,609)           2,898          (21,711)         (10,612)
                                  ----------------------------------------------     ------------
                                    14,240,051        6,314,202       20,554,253       17,825,725

Loss before taxes                   (4,237,795)      (5,866,964)     (10,104,759)      (4,305,474)
Income tax benefit                     (53,116)              --          (53,116)        (250,979)
                                  ----------------------------------------------     ------------
Net loss                          $ (4,184,679)    $ (5,866,964)    $(10,051,643)    $ (4,054,495)
                                  ==============================================     ============


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

     Income taxes (benefit.) The income tax (benefit) for 2000 and 1999 consisted of ($53,116) and ($216,044) received under a state sponsored technology program which allowed for the assignment of value to previously established net operating loss benefits. 1999 also included ($34,934), relating principally to foreign tax benefits.

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

     We had a working capital deficiency of ($4,684,707) at December 31, 2000, a decline of $5,337,681 from our working capital at December 31, 1999 of $652,974, primarily as a result of our net loss and investments in our businesses acquired in 2000, which more than offset our receipt of proceeds from offerings of our securities. In March and July 2000, we completed private placements of our common stock for an aggregate of 201,094 shares raising aggregate gross proceeds of $8,955,545, before associated placement costs. We utilized approximately $5,000,000 of these proceeds to fund our acquisitions and the costs associated therewith; for the working capital needs of Renaissance Multimedia, Junction 15, interMETHODS, PWR and our historical business; and for repayment of our $1,000,000 line of credit loan. In the third and fourth quarter of 2000, we attempted to conduct several private placements of common stock, but each of these offerings was canceled due to adverse market conditions. In January 2001, we sold 149,000 shares of common stock for aggregate gross proceeds of $372,500. We used the proceeds of this offering for working capital and general corporate purposes. We believe that over the next twelve months we will need to raise at least an additional $1,500,000 to meet our currently anticipated liquidity and capital expenditure requirements. We have received $150,000 in 2001 from our international and visual communications operations and we expect to receive an additional approximately $400,000 in 2001 therefrom. We intend to seek additional financing through one or more debt, equity, or convertible securities offerings, through the sale of assets or through a merger or acquisition. There can be no assurance that we will be successful in completing any such offering or offerings, sale of assets or merger or acquisition, or any other offerings or transactions, or that the terms of any such offering or offerings, transaction or transactions, will be beneficial to the Company or its stockholders.

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

     In the first quarter of 2000 we entered into an unsecured line of credit agreement for maximum borrowings of $1,000,000, at an 8% interest rate, with a foreign company, Churchill Consulting. We borrowed $1,000,000 under this agreement in February 2000. This loan was repaid in full with accrued interest on March 20, 2000. We have letter of credit facilities of approximately $240,000 relating to certain lease obligations. Our PWR subsidiary has $1,200,000 of bank short-term renewable notes payable, which we have guaranteed and which are secured by PWR's assets. On July 21, 2000, PWR terminated its relationship with its inventory finance lender and repaid its outstanding inventory loan balance of approximately $925,000 with existing working capital. PWR also has an interim inventory financing facility for up to $500,000 in purchases. The line is presently collateralized by a second lien on all of the assets of PWR and is guaranteed by the Company. Additionally, a major supplier of PWR, Ingram Micro, has been granted a third lien on PWR's assets.

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

     In 1999, we entered into a five-year consulting agreement with Target Capital Corporation pursuant to which we are required to pay 0.3% of our net revenue (subject to an annual minimum fee of $125,000, and an annual maximum fee of $250,000) to the consultant. The term of the agreement, as amended December 2000, may be extended automatically by an additional eighteen months if we report annual net revenues of $45,000,000, and an additional eighteen months should net revenues exceed $65,000,000. Any revenues of acquired companies not introduced directly or indirectly by the consultant are excluded from the above revenue thresholds.

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

ITEM 7.  FINANCIAL STATEMENTS.

     We set forth below a list of the financial statements of Vizacom Inc. included in this Annual Report on Form 10-KSB/A.


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


----------
*    Page F-1 follows page 33 to this Annual Report on Form 10-KSB/A.

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

     (b)  Reports on Form 8-K.

     On January 11, 2001, we filed a Current Report on Form 8-K (Date of Report:
January 10, 2001) with the Commission, as an Item 5 disclosure, reporting (i) the issuance on December 6, 2000 of an additional 28,509 shares of our common stock to each of Vincent DiSpigno and David N. Salav pursuant to post-closing adjustments under the PWR Merger Agreement; (ii) that we were informed by the Nasdaq Listings Investigation Unit that it had closed its investigation regarding our common stock without taking any action; (iii) the receipt by us from Nasdaq on December 1, 2000 of correspondence stating that our common stock may be delisted from trading on or about March 1, 2001 if the minimum bid price does not equal or exceed $1.00 for at least 10 consecutive trading days; (iv) the retaining of Morgan J. Wilbur as a consultant for consideration of 22,000 shares of our common stock; (v) the retaining of Triple Crown Consulting, Ltd. for financial advisory advice for consideration of 20,000 shares of our common stock; (vi) the retaining of Salomon Grey Financial Corporation as a financial advisor and investment banker for aggregate consideration of 45,000 shares of our common stock and warrants to purchase 60,000 shares of our common stock with varying exercise prices; (vii) the application by us to the Internal Revenue Service for a closing agreement regarding the dual consolidated losses of our Software Publishing Corporation subsidiary; and (viii) the amendment to our consulting agreement with Target Capital Corp. and Yitz Grossman.

     On January 30, 2001, we filed a Current Report on Form 8-K (Date of Report:
January 15, 2001) with the Commission, as an Item 5 disclosure, setting forth
(i) a restructuring of our operations and management team; (ii) the retaining of SOS Resource Services, Inc. to provide investor relations, public relations and corporate communications services; (iii) the acceptance of subscriptions for the sale of 149,000 shares of our common stock to 13 accredited investors for gross proceeds of $372,500; and (iv) the filing of an amendment to our Form 10-KSB for the year ended December 31, 1999.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Vizacom Inc. and subsidiaries as of December 31, 2000, and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

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



                                        /s/ Richard A. Eisner & Company, LLP
                                        Richard A. Eisner & Company, LLP

New York, New York
March 23, 2001,
except as to Notes 2 and 17,
the date of which is March 31, 2001,
and Note 18, the date of which
is May 23, 2001.

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


/s/ Ernst & Young
Ernst & Young
Registered Auditors
Nottingham

Date 26 March 2001

                          VIZACOM INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000
                 (SEE NOTE 5 REGARDING DISCONTINUED OPERATIONS)


ASSETS
Current assets:
    Cash and cash equivalents                                                         $    843,836
    Marketable securities                                                                      797
    Receivables
        Trade, less allowances of $608,975                                               3,341,960
        Other                                                                              155,025
        Notes                                                                               60,336
    Inventories                                                                            864,031
    Prepaid expenses and other current assets                                              329,152
                                                                                      ------------
        Total current assets                                                             5,595,137

Property and equipment, net                                                                818,132
Goodwill, net of accumulated amortization of $1,442,475                                  1,670,040
Business processes and methodologies, workforce, and customer lists, net of
 accumulated amortization of $1,823,746                                                  3,758,254
Restricted cash                                                                            239,838
Deferred consulting costs                                                                1,371,823
Other assets                                                                               628,973
                                                                                      ------------
         Total assets                                                                 $ 14,082,197
                                                                                      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank notes payable                                                                $  1,214,172
    Related party notes payable                                                            563,867
    Current portion of long-term debt                                                      390,155
    Current portion of capital lease obligations                                            74,950
    Accounts payable                                                                     5,027,736
    Accrued liabilities                                                                  2,622,875
    Sales and value-added taxes payable                                                    386,089
                                                                                      ------------
        Total current liabilities                                                       10,279,844
Long term debt, less current maturities                                                      4,138
Capital lease obligations, less current portion                                             44,579
                                                                                      ------------
        Total liabilities                                                               10,328,561
                                                                                      ------------
Commitments and contingencies

Stockholders' equity:
    Serial Preferred Stock, par value $.001 per share, 1,939,480 shares authorized
    Junior Participating Preferred Stock, Series A, 100,000 shares
      authorized, none issued and outstanding                                                   --
    Class B Voting Preferred Stock, Series A, 60,520 shares authorized, none issued
      and outstanding                                                                           --
    Common stock, par value $.001 per share,
      60,000,000 shares authorized, 1,619,087 shares issued                                  1,619
    Additional paid-in capital                                                          70,851,835
    Accumulated deficit                                                                (66,954,898)
    Accumulated other comprehensive income (loss)                                         (134,525)
    Treasury stock, 310 shares, at cost                                                    (10,395)
                                                                                      ------------
        Total stockholders' equity                                                       3,753,636
                                                                                      ------------
        Total liabilities and stockholders' equity                                    $ 14,082,197
                                                                                      ============


See accompanying notes to consolidated financial statements.

                          VIZACOM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                               Year ended December 31,
                                                                     ----------------------------------------
                                                                           2000                     1999
                                                                     ---------------           --------------
Net sales
       Hardware                                                       $ 11,176,975              $         --
       Website design and other services                                 2,280,654                        --
                                                                      ------------              ------------
                                                                        13,457,629                        --
                                                                      ------------              ------------
Cost of sales
       Hardware                                                          9,731,978                        --
       Website design and other services                                 1,385,875                        --
                                                                      ------------              ------------
                                                                        11,117,853                        --
                                                                      ------------              ------------

Gross profit                                                             2,339,776                        --

Selling, general and administrative expenses                             6,487,496                 2,585,994
Amortization of goodwill, business processes and
  methodologies, workforce, and customer lists                           1,559,758                        --
Impairment loss                                                          4,116,038                        --
Realized gain on marketable securities                                  (1,095,348)                 (642,444)
Unrealized holding gain on marketable securities                                --                  (322,652)
Interest and other expense, net of other income
  of $108,787 and $90,513                                                  310,452                   (48,891)
                                                                      ------------              ------------
                                                                        11,378,396                 1,572,007

       Loss from continuing operations                                  (9,038,620)               (1,572,007)

Discontinued operations:
       Loss from discontinued operations, less applicable
         income tax benefit of $53,116 in 2000 and $250,979 in 1999    (10,051,643)               (4,054,495)
                                                                      ------------              ------------

       Net loss                                                        (19,090,263)               (5,626,502)

Dividends on Series A and Series C Preferred Stock                              --                   (56,641)
                                                                      ------------              ------------

       Net loss attributable to common stockholders                   $(19,090,263)             $ (5,683,143)
                                                                      ============              ============


Net loss per common share attributable to common stockholders:
       Continuing operations                                          $      (7.82)                    (2.62)
       Discontinued operations                                        $      (8.70)             $      (6.86)
                                                                      ------------              ------------
       Net loss per common share - basic and diluted                  $     (16.52)             $      (9.48)
                                                                      ============              ============
       Weighted average number of common shares
         outstanding - basic and diluted                                 1,555,676                   599,651
                                                                      ============              ============


See accompanying notes to consolidated financial statements.

                          VIZACOM INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                                    Additional
                                                              Preferred Stock                 Common Stock            Paid-In
                                                            Shares       Amount          Shares         Amount        Capital
                                                            ------       ------          ------         ------        -------

Balance at December 31, 1998                                  930      $  930,000         508,365     $      508   $ 45,390,063
Net loss                                                       --              --              --             --             --
Increase in market value of marketable securities              --              --              --             --             --
Currency translation adjustment                                --              --              --             --             --
TOTAL COMPREHENSIVE LOSS                                       --              --              --             --             --
Exchange of Class A preferred for Class C
  preferred stock and warrants, less related
  costs                                                        --              --              --             --        (33,905)
Redemption of preferred stock                                (930)       (930,000)             --             --             --
Dividends paid on preferred stock                              --              --              --             --        (56,641)
Sale of common stock in private placements, net                --              --         180,407            180      3,112,704
Issuance of options and warrants for services                  --              --              --             --        996,954
Common stock issued on exercise of warrants and
  options                                                      --              --          21,784             22         52,351
Common stock issued for payment of legal services              --              --           5,000              5        181,245
Common stock issued in settlement of liabilities               --              --           8,002              8        215,441
                                                           ------      ----------       ---------     ----------   ------------
Balance at December 31, 1999                                   --      $       --         723,558     $      723   $ 49,858,212
Net loss                                                       --              --              --             --             --
Decline in market value of marketable securities               --              --              --             --             --
Realization of increase in market value on
  transfer of marketable securities in connection
  with acquisitions                                            --              --              --             --             --
Currency translation adjustment                                --              --              --             --             --
TOTAL COMPREHENSIVE LOSS                                       --              --              --             --             --
Sale of common stock in private placements, net                --              --         201,094            201      7,590,088
Common stock issued on exercise of warrants and
  options                                                      --              --          45,506             46        804,360
Common stock issued in connection with
  acquisitions                                                 --              --         477,592            478     11,164,489
Issuance of options to consultants for an
  acquisition                                                  --              --              --             --        186,500
Issuance of warrants in connection with line of
  credit                                                       --              --              --             --        382,500
Issuance of common stock, options and warrants for
   consulting services                                         --              --         171,377            171        865,686
                                                           ------      ----------       ---------     ----------   ------------
Balance at December 31, 2000                                   --              --       1,619,087     $    1,619   $ 70,851,835
                                                           ======      ==========      ==========     ==========   ============


                                                                              Accumulated
                                                                                 Other                      Total
                                                             Accumulated     Comprehensive   Treasury    Stockholders'
                                                               Deficit       Income (Loss)    Stock         Equity
                                                               -------       -------------    -----         ------
Balance at December 31, 1998                                $(42,238,133)   $         --    $ (10,395)  $  4,072,043
Net loss                                                      (5,626,502)             --           --             --
Increase in market value of marketable securities                     --       1,753,929           --             --
Currency translation adjustment                                       --          (3,303)          --             --
                                                            -------------   -------------   ----------  -------------
TOTAL COMPREHENSIVE LOSS                                      (5,626,502)      1,750,626           --     (3,875,876)
                                                            -------------   -------------   ----------  -------------
Exchange of Class A preferred for Class C
  preferred stock and warrants, less related
  costs                                                               --              --           --        (33,905)
Redemption of preferred stock                                         --              --           --       (930,000)
Dividends paid on preferred stock                                     --              --           --        (56,641)
Sale of common stock in private placements, net                       --              --           --      3,112,884
Issuance of options and warrants for services                         --              --           --        996,954
Common stock issued on exercise of warrants and
  options                                                             --              --           --         52,373
Common stock issued for payment of legal services                     --              --           --        181,250
Common stock issued in settlement of liabilities                      --              --           --        215,449
                                                            -------------   -------------   ----------  -------------
Balance at December 31, 1999                                $(47,864,635)   $  1,750,626    $ (10,395)  $  3,734,531
Net loss                                                     (19,090,263)             --           --             --
Decline in market value of marketable securities                      --        (743,010)          --             --
Realization of increase in market value on
  transfer of marketable securities in connection
  with acquisitions                                                   --      (1,095,348)          --             --
Currency translation adjustment                                       --         (46,793)          --             --
                                                            -------------   -------------
TOTAL COMPREHENSIVE LOSS                                     (19,090,263)     (1,885,151)          --    (20,975,414)
                                                            -------------   -------------
Sale of common stock in private placements, net                       --              --           --      7,590,289
Common stock issued on exercise of warrants and
  options                                                             --              --           --        804,406
Common stock issued in connection with
  acquisitions                                                        --              --           --     11,164,967
Issuance of options to consultants for an
  acquisition                                                         --              --           --        186,500
Issuance of warrants in connection with line of
  credit                                                              --              --           --        382,500
Issuance of common stock, options and warrants for
  consulting services                                                 --              --           --        865,857
                                                            -------------   -------------   ----------  -------------
Balance at December 31, 2000                                $(66,954,898)   $   (134,525)   $ (10,395)  $  3,753,636
                                                            =============   =============   ==========  =============


See accompanying notes to consolidated financial statements.

                          VIZACOM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      Year ended December 31,
                                                                             --------------------------------------
                                                                                  2000                     1999
                                                                             -------------            -------------
OPERATING ACTIVITIES:
Loss from continuing operations                                              $(9,038,620)             $(1,572,007)
Adjustments to reconcile loss from continuing operations
  to net cash used in operating activities:
       Depreciation and amortization                                           2,165,589                  477,512
       Impairment loss                                                         4,116,038                       --
     Provision for doubtful accounts                                              91,864                       --
     Realized and unrealized gains on marketable securities                   (1,095,348)                (965,096)
     Common stock and stock options issued for legal and licensing matters            --                  101,712
     Warrants and stock options issued for services                              321,504                       --
     Changes in assets and liabilities, net of effects of acquisitions:
       Receivables                                                               365,114                  158,813
       Inventories                                                                79,152                       --
       Prepaid expenses and other current assets                                 (73,881)                  41,885
       Other assets                                                                   --                   12,173
       Accounts payable                                                          628,825                  (94,964)
       Accrued liabilities                                                       719,810                  128,160
       Sales and value-added taxes payable                                       (27,257)                      --
                                                                             -----------              -----------
            Net cash used in continuing operations                            (1,747,210)              (1,711,812)
            Net cash used in discontinued operations                          (3,136,870)              (1,391,798)
                                                                             -----------              -----------
            Net cash used in operating activities                             (4,884,080)              (3,103,610)
                                                                             -----------              -----------
INVESTING ACTIVITIES:
Purchase of property and equipment                                               (73,952)                 (93,499)
Decrease (increase) in restricted cash                                            20,000                  (59,838)
Increase in security deposits                                                    (13,628)                      --
Payment for acquisitions, net of cash acquired                                  (996,460)                      --
                                                                             -----------              -----------
            Net cash used in continuing operations                            (1,064,040)                (153,337)
            Net cash used in discontinued operations                          (1,026,132)                (657,772)
                                                                             -----------              -----------
            Net cash used in investing activities                             (2,090,172)                (811,109)
                                                                             -----------              -----------

FINANCING ACTIVITIES:
Proceeds from sale of common stock - net                                       7,590,289                3,125,675
Proceeds from exercise of warrants and options                                   804,406                   52,373
Proceeds from long-term debt                                                     217,378                       --
Borrowings under bank notes payable                                           (1,078,237)                      --
Payment of related party notes                                                  (698,878)                      --
Payment of long-term debt and capital lease obligations                         (111,167)                 (44,485)
Costs related to issuance of equity instruments                                       --                  (33,905)
                                                                             -----------              -----------
            Net cash used in continuing operations                             6,723,791                3,099,658
            Net cash used in discontinued operations                            (255,780)                 167,908
                                                                             -----------              -----------
            Net cash provided by financing activities                          6,468,011                3,267,566
                                                                             -----------              -----------

Effect of exchange rate changes on cash and cash equivalents                    (380,418)                      --

Decrease in cash and cash equivalents                                           (886,659)                (647,153)
Cash and cash equivalents at beginning of year                                 1,730,495                2,377,648
                                                                             -----------              -----------
Cash and cash equivalents at end of year                                     $   843,836              $ 1,730,495
                                                                             ===========              ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
     Interest
       Continuing operations                                                 $   184,390              $        --
       Discontinued operations                                               $    25,723              $    47,329
     Income taxes
       Continuing operations                                                 $       477              $        --
       Discontinued operations                                               $     8,945              $    15,233


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

     REVENUE RECOGNITION

     Revenue from hardware sales and related services are generally recognized upon shipment of products to customers and recorded net of allowances for anticipated returns. Revenue for production services is based on individual customer contracts and is recognized using the percentage-of-completion method, based on the proportion of actual costs incurred to date to total estimated costs for each contract. Revenue for software royalties is generally recognized upon the sales which give rise to the royalties. Revenue for software product sales is generally recognized upon shipment of products to customers and is recorded net of allowances for anticipated returns for potential excess quantities in the distribution channel. Certain customers have been provided goods on a consignment basis. Revenues on these transactions are recognized upon the sale of products to the ultimate customer. Revenue for "locked versions" of software is recognized when customers purchase an unlocking code.

     CASH EQUIVALENTS

     Cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased.

                          VIZACOM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     MARKETABLE SECURITIES

     The Company accounts for investments in marketable securities pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). SFAS No. 115 requires, among other things, the classification of investments in one of three categories based upon the Company's intent: (a) trading, (b) available-for-sale and (c) held-to-maturity, with trading and available-for-sale securities carried at market value and held-to-maturity securities carried at amortized cost. Realized and unrealized gains and losses are recorded in the statement of operations for trading securities, whereas only realized gains and losses are recorded in the statement of operations for available-for-sale securities and unrealized gains and losses are recorded as a component of other comprehensive income. The Company originally classified its marketable securities as trading securities, and transferred them to available-for-sale securities as a result of certain agreements described in Note 4. For a security transferred from the trading category, the unrealized holding gain or loss at the date of transfer has already been recognized in earnings, and accordingly, is not reversed.

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

3.   STATEMENTS OF CASH FLOWS

                                                                                       2000           1999
                                                                                     --------       --------
     Supplemental disclosure of non-cash financing and investing activities:

     Continuing operations:
       Unrealized holding (loss) gain on marketable securities                     $  (743,010)   $ 1,753,929
       Warrants issued for deferred consulting costs                               $   656,993    $   923,730
       Issuance of common stock/stock options in payment of liabilities            $   269,361    $   100,000
       Fair value of net assets acquired for common stock, stock options,
         and notes payable                                                         $ 8,157,555    $        --
       Redemption of Class C Preferred Stock with marketable securities            $        --    $   930,000
       Payment of preferred stock dividends with marketable securities             $        --    $    56,641
       Fixed assets acquired with capital lease obligations                        $    16,259    $        --
       Listing fees accrued for capital stock transactions                         $        --    $   (22,828)

     Discontinued operations:
       Fair value of net assets acquired for common stock and notes payable        $ 4,560,832    $        --
       Issuance of common stock / stock options in payment of liabilities          $        --    $   191,249


4.   ACQUISITIONS

     On February 15, 2000, the Company acquired Renaissance Computer Art Center, Inc., d/b/a Renaissance Multimedia, a New York City based interactive web site design firm. The aggregate purchase price, including all direct costs, was $2,706,563 and was paid through the issuance of 44,987 shares of the Company's common stock and a $250,000 cash payment to the Renaissance stockholders. The Company entered into a three-year employment contract with the President of Renaissance Multimedia at an annual salary of $175,000, with certain performance bonus targets. Additionally, the Company granted options to purchase an aggregate of 60,000 shares of its common stock under its 1994 Long Term Incentive Plan to certain employees of Renaissance Multimedia. The $2,483,130 cost in excess of the fair value of the net tangible assets acquired of $223,433 was allocated to goodwill, business processes and methodologies, workforce, and customer lists in accordance with independent appraisals.

                          VIZACOM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   ACQUISITIONS (CONTINUED)

     On March 9, 2000, the Company acquired all of the outstanding shares of Junction 15 Limited, a London based interactive web site design firm. The aggregate purchase price, including all direct costs, was $2,729,593 and was paid through the issuance of 68,182 shares of the Company's common stock and a $250,000 cash payment. The direct costs include 1,404 shares of the Company's common stock which was paid as a finders fee. The Company entered into three-year employment agreements with two directors and stockholders of Junction 15, with annual salaries of approximately $150,000 and $80,000, respectively, with various provisions for pensions, commissions, and bonuses. In January 2001, these employment agreements were terminated. The Company granted options to purchase an aggregate of 25,000 shares of its common stock under its 1994 Long Term Incentive Plan to certain employees of Junction 15. The $2,724,422 cost in excess of the fair value of the net tangible assets acquired of $5,171 was allocated to goodwill, business processes and methodologies, workforce, and customer lists in accordance with independent appraisals. On February 2, 2001 Junction 15 Limited was placed into creditors voluntary liquidation in the United Kingdom (see Note 5).

     On March 27, 2000, the Company acquired PWR Systems, a Long Island, New York based interactive integrator and value-added reseller of computer and digital information equipment, for $8,907,578. The purchase price was paid in the form of a $1,000,000 cash payment, one-year promissory notes in the aggregate principal amount of $500,000, convertible into the Company's common stock at $30 per share, and payable in equal monthly installments with interest of 6.3% per annum, and 150,000 shares of the Company's common stock, valued at $30 per share, issued to the two selling stockholders of PWR. The acquisition agreement also calls for additional contingent consideration of up to $350,000 per annum for the three-year period following the acquisition based upon increases in PWR's earnings before interest, taxes, depreciation, and amortization. The Company was further obligated to issue additional common stock if, during the twelve months following the acquisition, the market price of the Company's common stock fell below $10 per share for any thirty consecutive trading-day period. On December 6, 2000, the Company issued to the PWR selling shareholders an aggregate of 56,000 shares of common stock in payment of this contingent consideration. On December 6, 2000 the PWR selling shareholders received 1,017 shares of common stock and will receive, subject to stockholder approval, another 91,290 shares in 2001 as a result of the decline in the Company's share price below $10 for thirty consecutive days. The Company entered into three-year employment agreements with PWR's selling stockholders providing for annual salaries of $200,000 each, and provisions for bonuses upon attaining specified performance thresholds. Additionally, the Company granted options to purchase an aggregate of 75,000 shares of its common stock under its 1994 Long Term Incentive Plan to officers, employees and independent contractors of PWR. Furthermore, the Company agreed to prepay, upon receipt of gross proceeds, commencing as of November 12, 1999, of $15,000,000 from equity offerings, 6.3% notes payable in the aggregate principal amount of $762,745 to the PWR selling stockholders, equivalent to the retained earnings of PWR at the closing date. Otherwise, these 6.3% notes will be paid in quarterly installments through March 2001. On January 10, 2001, the foregoing notes were amended to extend the payment schedule until December 2001. The $8,620,960 cost in excess of the fair value of the net tangible assets acquired of $286,618 was allocated to goodwill, business processes and methodologies, workforce, and customer lists in accordance with independent appraisals. In connection with the Company's periodic evaluation of its intangible assets, the Company recorded an impairment charge of $4,116,038 in the fourth quarter of 2000 relating to the goodwill recorded by the Company in this acquisition.

     On August 10, 1999 the Company entered into an agreement with a finder pursuant to which should the finder provide assistance to the Company in finding or advising with respect to an acquisition or acquisitions, the Company shall pay a fee payable in shares of common stock of Xceed Inc., valued at $13.375 per share (the closing price on the date of the agreement), equivalent to 10% of the purchase price of the acquisition(s), up to a maximum of $800,000. The agreement resulted in the Company transferring the balance of its shares of Xceed common stock in August 1999, or 66,185 shares of Xceed common stock, from trading securities to available-for-sale securities. This resulted in the recognition of an unrealized holding gain at the date of transfer of $322,652. The Company recorded a realized gain of $1,095,348 during the period ended December 31, 2000

                          VIZACOM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   ACQUISITIONS (CONTINUED)

     related to 59,813 shares of Xceed common stock transferred to this third party in connection with the Company's acquisitions of Renaissance Multimedia and PWR. The gain represents the realization of the appreciation in market value at the dates of these acquisitions. The third party received 14,953 shares of Xceed common stock for the Renaissance Multimedia acquisition and 44,860 shares of Xceed common stock for the PWR acquisition, resulting in respective gains of $371,962 and $723,386. The market value of the Xceed shares at the time of the Renaissance Multimedia and PWR acquisitions during the first quarter of 2000 has been recorded as an additional cost of these acquisitions.

     On October 11, 2000, the Company acquired all of the outstanding shares of interMETHODS Limited, a London based e-business technology solutions provider. The aggregate purchase price, including all direct costs, was $2,499,476 and was paid through the issuance of 156,002 shares of the Company's common stock and an obligation to make a $104,075 deferred payment, which bears interest at 8% per annum and was due January 11, 2001. The Company entered into three-year employment agreements with the three former stockholders of interMETHODS Limited, with annual salaries of approximately $120,000 each, with various provisions for pensions and bonuses. Additionally, the Company granted options to purchase an aggregate of 25,000 shares of its common stock under its 1994 Long Term Incentive Plan to certain employees of interMETHODS. The $2,357,939 cost in excess of the fair value of the net tangible assets acquired of $141,537 was reflected as goodwill. On February 2, 2001 interMETHODS Limited was placed into creditors voluntary liquidation in the United Kingdom (see Note 5).

     The following table summarizes the net assets of such acquired businesses at the dates of acquisition:


                                                                            Subsequently discontinued
                                                                                    (see Note 5)
                                                                            -------------------------
                                         Renaissance      PWR                        inter-
          Category                       Multimedia     Systems      Junction 15     METHODS        Total
------------------------------------     -----------   -----------   -----------    -----------   -----------
Current assets                           $   365,983   $ 3,853,423   $   294,204    $   263,383   $ 4,776,993
Noncurrent assets                             97,990        21,436        42,728         88,353       250,507
                                         -----------   -----------   -----------    -----------   -----------
Total assets                                 463,973     3,874,859       336,932        351,736     5,027,500
                                         -----------   -----------   -----------    -----------   -----------

Current liabilities                          209,997     3,588,241       331,444        210,199     4,339,881
Noncurrent liabilities                        30,543            --        33,174             --        63,717
                                         -----------   -----------   -----------    -----------   -----------
Total liabilities                            240,540     3,588,241       364,618        210,199     4,403,598
                                         -----------   -----------   -----------    -----------   -----------

Net assets (liabilities) acquired            223,433       286,618       (27,686)       141,537       623,902
Goodwill                                   1,004,130     5,561,960     1,713,279      2,357,939    10,637,308
Business processes and methodologies         656,000       496,000       484,000             --     1,636,000
Workforce                                    413,000       413,000       180,000             --     1,006,000
Customer lists                               410,000     2,150,000       380,000             --     2,940,000
                                         -----------   -----------   -----------    -----------   -----------
Purchase price                           $ 2,706,563   $ 8,907,578   $ 2,729,593    $ 2,499,476   $16,843,210
                                         ===========   ===========   ===========    ===========   ===========


     The following unaudited pro forma summary presents the consolidated results of continuing operations as if the acquisitions had occurred on January 1, 1999 and does not purport to be indicative of what would have occurred on the date indicated or of the results which may occur in the future.

                                               2000                      1999
                                               ----                      ----

Net sales from continuing operations      $ 18,040,041            $  17,459,605
Loss before extraordinary item            $ (9,456,250)           $  (3,120,778)
Net loss                                  $ (9,456,250)           $  (3,120,778)
Net loss per share                        $      (8.18)           $       (3.90)

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

     Information relating to the results of operations of the discontinued operations for the year ended December 31, 2000 and 1999 is set forth below:


                                                             2000             1999
                                                             ----             ----

        Net sales                                        $ 14,422,305    $ 19,891,357
        Cost of sales                                       3,972,810       6,371,106
                                                         ------------    ------------
        Gross profit                                       10,449,495      13,520,251

        Selling, general, and administrative               14,670,883      14,720,043
        Product development                                   744,944         896,931
        Amortization of acquired software and goodwill        649,074       2,219,363
        Impairment loss                                     4,511,063              --
        Interest and other expense, net                       (21,710)        (10,612)
                                                         ------------    ------------
                                                           20,554,254      17,825,725

        Loss before income taxes                          (10,104,759)     (4,305,474)
        Income tax benefit                                    (53,116)       (250,979)
                                                         ------------    ------------
        Loss from discontinued operations                $(10,051,643)   $ (4,054,495)
                                                         ============    ============

                          VIZACOM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   DISCONTINUED OPERATIONS (CONTINUED)

     The assets and liabilities of the discontinued operations are set forth below as of December 31, 2000.

     Current assets:
     Cash                                                      $   532,726
     Receivables
       Trade, net                                                  211,313
       Other                                                        80,719
       Notes                                                        60,336
     Inventories, net                                              685,323
     Prepaid expenses and other current assets                     120,086
                                                               -----------
     Total current assets                                        1,690,503

     Property and equipment, net                                   548,200
     Other assets                                                  588,668
                                                               -----------
     Total assets                                              $ 2,827,371
                                                               ===========

     Current liabilities:
     Accounts payable                                            2,247,643
     Accrued liabilities                                         1,578,210
     Sales and value-added taxes payable                           343,966
     Current portion of lease obligations                           82,337
                                                               -----------
                                                                 4,252,156
     Capital lease obligation, long term portion                    39,980
                                                               -----------
     Total liabilities                                         $ 4,292,136
                                                               -----------

     Net assets (liabilities):
       Discontinued operations                                 $(1,464,765)
                                                               ===========

     Assets and liabilities of Junction 15 Limited and interMETHODS Limited as of December 31, 2000, which were written-off as of that date because these entities were placed into creditors voluntary liquidation in the United Kingdom on February 2, 2001, were as follows as of December 31, 2000:

     Current assets                                              $  111,621
     Noncurrent assets                                            4,612,103
                                                                 ----------
                                                                  4,723,724
     Current liabilities                                            212,661
                                                                 ----------
                                                                 $4,511,063
                                                                 ==========

                          VIZACOM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following as of December 31, 2000:

     Computer equipment ................................         $  856,779
     Computer software .................................            220,712
     Office furniture and equipment ....................            616,431
     Leasehold improvements ............................            329,220
                                                                 ----------
                                                                  2,023,142
     Less accumulated depreciation .....................          1,205,010
                                                                 ----------
     Total .............................................         $  818,132
                                                                 ==========

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

     The Company is obligated under various capital leases for computer and office equipment that expire at various dates during the next five years. The book value of capital leases included in fixed assets was as follows at December 31, 2000:

     Computer equipment .................................          $ 72,159
     Computer software ..................................             7,775
     Office equipment ...................................           202,017
                                                                   --------
                                                                    281,951
     Less accumulated amortization ......................           126,414
                                                                   --------
     Total ..............................................          $155,537
                                                                   ========

     Future minimum lease payments under noncancellable operating leases primarily for office and warehouse space and the present value of future minimum lease payments under capital leases as of December 31, 2000 are as follows:

                          VIZACOM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   LEASES (CONTINUED)
                                                      Capital       Operating
                                                      Leases         Leases
                                                      ------         ------
         Year ending December 31:
         ---- ------ -------- ---
     2001 .......................................   $   83,500     $  551,148
     2002 .......................................       42,770        367,223
     2003 .......................................        2,881        327,510
     2004 .......................................        2,244        278,009
     2005 .......................................           --        236,029
                                                    ----------     ----------
     Total minimum lease payments ...............      131,395     $1,759,919
                                                                   ==========
     Less amount representing interest (at rates
     ranging from 9.5% to 25.8%) ................       11,866
                                                    ----------
     Present value of net minimum capital lease
     payments ...................................      119,529
     Less current installments ..................       74,950
                                                    ----------
     Capital lease obligations ..................   $   44,579
                                                    ==========

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

                          VIZACOM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   DEBT (CONTINUED)

     The related party notes consist of notes payable to the two PWR selling stockholders and consist of the following at December 31, 2000:

     Notes payable to stockholders, interest at 6.3%:
     Convertible notes, payable in monthly installments
       through March 2001                                          $170,372
     Notes payable in monthly installments through
       December 2001                                               $393,495
                                                                   --------
                                                                   $563,867
                                                                   ========

     On January 8, 2000, the Company entered into an agreement, which was amended as of March 15, 2000, for a maximum $1,000,000 unsecured line of credit note arrangement with a foreign company. Advances under the arrangement bear interest at 8%. The Company borrowed $1,000,000 on February 17, 2000. This borrowing was paid in full with accrued interest on March 20, 2000. In connection with this credit facility, the Company issued seven-year warrants to purchase an aggregate of 25,000 shares of its common stock exercisable at $3 per share. The warrants were valued at $382,500 and are being charged to interest expense over the two-year benefit period.

     Long term debt consists of the following at December 31, 2000:

     Directors and officers insurance premium financing, 9.5%,
       monthly installments of $17,104 through September 2001           $217,378
     Amount payable to former stockholder of interMETHODS, 8%            104,175
     Note payable to finance company, 13.7%, through November 2002        53,044
     Note payable to landlord, 10%, monthly installments of $1,402
       through March 2002                                                 19,696
                                                                        --------
                                                                         394,293
     Less current maturities                                             390,155
                                                                        --------
     Long term portion                                                  $  4,138
                                                                        ========

9.   STOCKHOLDERS' EQUITY

     a)   Common Stock

     In 1999, the Company issued 21,784 shares of its common stock pursuant to the exercise of warrants and stock options, for aggregate consideration of $52,373.

     On April 6, 1999, the Company entered into certain financial advisory and investment banking agreements whereby the Company issued warrants to purchase 10,000 and 4,500 shares, respectively, of common stock of the Company at an exercise price of $11.25. The warrants are exercisable for the period from April 6, 2000 through April 6, 2004. The warrants were valued at $69,742 and $31,523, respectively, and the related deferred charges are included in deferred consulting costs. The Company also issued options to purchase 2,500 shares of its common stock to employees of its corporate counsel, at an exercise price of $10.31 per share. On July 8, 1999 options to purchase 2,500 shares of its common stock were issued to a member of its corporate counsel. On July 20, 1999, the Company issued warrants to purchase an aggregate of 22,500 shares of its common stock at an exercise price of $20 per share, through July 20, 2004, in connection with a five-year consulting agreement. Such warrants were valued at $605,250, are being amortized over the term of the related consulting agreement, and the related deferred charges are included in deferred consulting. On October

                          VIZACOM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   STOCKHOLDERS' EQUITY (CONTINUED)

     20, 1999 the Company issued warrants to purchase an aggregate of 10,000 shares of its common stock at an exercise price of $20 per share, through October 20, 2004, in connection with a five-year marketing and sales advisory agreement. Such warrants were valued at $196,000, are being amortized over the term of the related marketing and sales advisory agreement, and the related deferred charges are included in deferred consulting. On November 11, 1999, the Company issued warrants to purchase an aggregate of 2,500 shares of its common stock at an exercise price of $20 per share, through November 10, 2002, in connection with a consulting agreement. Such warrants were valued at $52,500 and have been expensed. On December 6, 1999, the Company canceled the warrants issued in connection with a certain investment banking agreement based on the assertion that the investment banking firm failed to perform the related services under its agreement. This resulted in a charge to additional paid-in capital of $31,286 in cancellation of the warrant. A dispute relating to these warrants is subject to a pending arbitration proceeding. See further discussion in Note 16. Transaction costs of $9,237 associated with the warrants have been accrued and charged to additional paid-in capital. The Company recorded credits to additional paid in capital of $996,954 as a result of the issuance of the foregoing warrants and options.

     The Company received proceeds in 1999 from private placements of its common stock of $3,112,884 in connection with the following transactions. On June 9, 1999, the Company sold an aggregate of 52,500 shares of Common Stock for aggregate gross proceeds of $1,050,000, before associated transaction costs of $175,702, in a private placement. On July 1, 1999, the Company sold an aggregate of 76,265 shares of common stock for aggregate gross proceeds of $1,510,000, before associated transaction costs of $210,867, in a private placement. During the period September through October 1999, the Company sold units in a private placement, each unit consisting of one share of common stock plus one-quarter of a warrant. Each warrant will allow its holder to purchase one share of common stock at $27.50 per share for a three-year period from date of sale. The Company sold 51,641 units for aggregate gross proceeds of $1,097,375. The associated transaction costs for the September and October offering were $157,922.

     On July 8, 1999, the Company issued 5,000 shares of common stock to the members of its corporate counsel, in payment of $100,000 of accrued legal fees due to such law firm. See Note 13.

     In December 1999, the Company entered into a settlement agreement, mutual release, and license related to certain clip-art, and other images contained within the Company's desktop publishing software. In connection with this agreement, the Company paid $15,000 and issued 976 shares of common stock valued at $25,000. Also in December 1999, the Company issued 7,027 shares of common stock, valued at $191,249, to three vendors in settlement of past trade and licensing liabilities. Transaction costs associated with the issuance of these shares totaled $800.

     On January 8, 2000, the Company entered into a three-year agreement for consulting services primarily related to acquisition and financing assistance pursuant to which the Company issued 65,000 three-year warrants exercisable at $30 per share. Ten thousand of these warrants are exercisable immediately, and 40,000 warrants are exercisable upon the attainment of specified performance targets. In addition, 15,000 warrants are being held in escrow and are to be released on January 7, 2003, or earlier with the Company's approval. The Company has recorded a charge of $172,404 related to the currently exercisable 10,000 warrants.

                          VIZACOM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   STOCKHOLDERS' EQUITY (CONTINUED)

     In March and July 2000, the Company completed two private placements in which it sold 201,094 shares of its common stock for gross proceeds of $8,995,545. Under one of these private placements, the Company sold 93,695 shares of its common stock and received gross proceeds of $4,216,294 primarily from U.S. investors. In the other private placement, the Company sold 76,247 shares of common stock in March and 31,152 shares of common stock in July and received gross proceeds of $3,392,996 and $1,386,255, respectively, primarily from European investors.

     On November 28, 2000, the Company entered into an agreement for consulting services relating to financial advisory advice and introductions to investors and investment banking firms for a six-month term. The Company agreed to issue 22,000 shares for these services. The agreement may be terminated at any time.

     On December 27, 2000, the Company entered into an agreement for consulting services relating to financial advisory advice and introductions to investors and investment banking firms for a six-month term. The Company agreed to issue 6,000 shares for these services. This agreement has been terminated and 3,000 of the shares have been cancelled.

     On December 28, 2000, the Company agreed to issue 123,367 shares of common stock to a consultant in payment of his accrued fees totaling $269,861. In addition, certain warrants owned by the consultant, its affiliates and a charity were amended to reduce the exercise price thereof to $2.19 per share.

     On December 31, 2000, the Company entered into an agreement for consulting services relating to financial advisory advice and introductions to investors, investment banking firms, and acquisition targets for a two-year term. The Company agreed to issue 20,000 shares for these services. The agreement may be terminated at any time and contains escrow provisions for 17,500 of the shares, 2,500 of which are scheduled to be released quarterly over the term of the agreement.

     The value of common stock and warrants issued for financial advisory services is being amortized over the terms of the related agreements and the related deferred charges are included in deferred consulting costs.

     As of December 31, 2000, the Company had reserved 1,532,912 shares of common stock (not including shares reserved for issuance pursuant to the Rights Agreement, dated as of March 31, 1998, between the Company and American Stock Transfer & Trust Company) consisting of 361,637 for issued and outstanding non-plan options and warrants, 1,079,985 for the Company's various stock option plans, and, 91,290 shares due the PWR selling shareholders, subject to stockholder approval in 2001 (see Note 4).

     b) Preferred Stock

     There are 1,939,480 authorized shares of Serial Preferred Stock, par value $.001 per share. Any shares of Serial Preferred Stock that have been redeemed are deemed retired and extinguished and may be reissued. The Board of Directors establishes and designates the series and fixes the number of shares and the relative rights, preferences and limitations of the respective series of the Serial Preferred Stock. During 1998, the Company designated a new Class A of the aforementioned shares, and authorized 1,500 shares of Class A Preferred Stock. Under the Company's Certificate of Designations, holders of shares of Class A Preferred Stock were entitled to cumulative dividends of $140 per share per annum, payable semi-annually. The Company retained the right to redeem the Class A Preferred Stock, in part or whole, at any time, upon payment of $1,300 per share of Class A Preferred Stock plus any accrued and unpaid dividends on the Class A Preferred Stock so redeemed. In December 1998, the Company issued 930 shares of Class A Cumulative Non-Convertible Redeemable Preferred Stock, Series A (the "Class A Preferred Stock") in exchange for marketable securities

                          VIZACOM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   STOCKHOLDERS' EQUITY (CONTINUED)

     valued at $930,000. In January 1999, the holder of all 930 shares of the Class A 14% Cumulative Non-Convertible Redeemable Preferred Stock ("Class A Preferred") of the Company exchanged such Class A Preferred shares for the issuance of 930 shares of the Class C Preferred of the Company, and the issuance of warrants to purchase 26,000 shares of Common Stock, at an exercise price of $10.63 per share, exercisable immediately and expiring in January 2006.

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

                          VIZACOM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  INCOME TAXES

     At December 31, 2000, the Company has available U.S. net operating loss carryforwards of approximately $38,000,000, after consideration of certain limitations described below, that expire in years 2003 through 2020. The significant components of the Company's deferred tax assets, as of December 31, 2000, are as follows:

     Current:
         Reserve for accounts receivable, inventory and other   $    688,000
     Non-current:
         Depreciation .......................................      1,723,000
         Net operating loss carryforwards ...................     15,291,000
                                                                ------------
     Total deferred tax assets ..............................     17,702,000
         Valuation allowance for deferred tax assets ........    (17,702,000)
                                                                ------------
     Net deferred tax assets ................................   $          0
                                                                ============

     The Company's loss before income taxes is comprised of the following:

                                                    Year ended December 31,
                                                    -----------------------
                                                   2000               1999
                                                   ----               ----
     United States ......................     $(10,561,627)      $ (4,085,861)
     Foreign ............................       (8,581,752)        (1,791,619)
                                              ------------       ------------
                                              $(19,143,379)      $ (5,877,480)
                                              ============       ============

     The income tax benefit of ($53,116) for 2000 and ($250,978) for 1999 consists principally of the sale of certain net operating losses in connection with a state technology transfer program.

     The reconciliation of income tax computed at the United States federal statutory tax rates to the recorded income tax expense is as follows:


                                                                                       Year ended December 31,
                                                                                       -----------------------
                                                                                         2000            1999
                                                                                         ----            ----
     Tax (benefit) at United States federal statutory rates .....................   $ (6,509,000)   $ (1,998,000)
     Non-usable net operating loss carryforwards and other
         permanent differences ..................................................      8,226,000      23,598,000
     Change in valuation allowance ..............................................     (1,717,000)    (21,600,000)
     Foreign and state income taxes (benefit) ...................................        (53,116)       (250,978)
                                                                                    ------------    ------------
                                                                                    $    (53,116)   $   (250,978)
                                                                                    ============    ============

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

                          VIZACOM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  STOCK OPTION PLANS (CONTINUED)

     Elements of the Company's various stock option plans include the following:

     THE 2000 EQUITY INCENTIVE PLAN - In August 2000, the Company's stockholders approved the 2000 Equity Incentive Plan. Under the terms of the 2000 Equity Incentive Plan, the Company's Board of Directors or a committee thereof may grant stock options, stock bonuses, restricted stock, stock appreciation rights, performance grants and other types of awards to employees, consultants and others who perform services for the Company at such prices as may be determined by the Board of Directors (which price may be no less than 85% of the fair market value of the common stock on the date of grant in the case of nonqualified stock options). The maximum number of shares of common stock that initially may be issued under the 2000 Equity Incentive Plan is 500,000.

     THE 1994 INCENTIVE PLAN - In December 1993, the Company's Board of Directors and stockholders adopted the 1994 Incentive Plan. Under the terms of the 1994 Incentive Plan, the Company's Board of Directors or a committee thereof may grant stock options, stock appreciation rights, restricted stock, performance grants and other types of awards to employees, consultants and others who perform services for the Company at such prices as may be determined by the Board of Directors (which price may be no less than 85% of the fair market value of the common stock on the date of grant in the case of nonqualified stock options). In July 1999, the Company's stockholders approved the increase of the maximum number of shares of common stock subject to the 1994 Incentive Plan from 133,333 to 500,000. The options currently outstanding vest over a period of up to five years and expire after 10 years.

     THE OUTSIDE DIRECTORS AND ADVISORS PLAN - In August 1995, the Company's Board of Directors and stockholders approved the Company Directors Plan. Under the terms of this plan, each new non-employee director receives options to purchase 2,500 shares exercisable at fair market value on the date of grant upon becoming such a director. In addition, on each August 1 thereafter each such person will receive options to purchase 2,500 shares of the Company's common stock at an exercise price equal to the fair market value at the respective dates of grant. In July 1999, the Company's stockholders approved the increase of the maximum number of shares of common stock under the Company Directors Plan from 16,666 to 75,000. The options vest over a period of two years and expire after 10 years.

     The SPC Stock Plans - Options under the SPC Stock Plans may be granted for periods of up to ten years, for the 1989 plan, at prices no less than 50% of fair value and, for the 1991 plan, an exercise price no lower than 85% of fair value, in each case for non qualified options, and at not less than fair market value for incentive stock options. To date all options have been issued at fair value. Options become exercisable at such times and under such conditions as determined by the Board of Directors. As a result of the acquisition of SPC by the Company all options outstanding under the SPC Plans were converted (based on the exchange ratio used to complete the acquisition) to options to acquire the Company's common stock. The maximum number of shares of common stock subject to the SPC Stock Plans is 22,304.

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

                          VIZACOM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  STOCK OPTION PLANS (CONTINUED)

     Activities under the plans and for the non-plan options are detailed in the following table:


                                                                                                                          Weighted
                                                                  Outside                                                 Average
                                                      1994        Directors                   2000 Equity                 Exercise
                                                   Incentive     and Advisors      SPC         Incentive       Non-       Price Per
                                                      Plan           Plan          Plans         Plan          Plan         Share
                                                   ---------     ------------     -----       -----------      -----      ---------
Outstanding at January 1, 1999 ..................      114,170        15,566           804            --         1,666    $  20.43
Granted .........................................       40,000         7,500        21,500            --        44,203       15.80
Forfeited .......................................      (17,721)       (5,556)         (506)           --          (300)     (22.70)
Exercises .......................................       (1,349)         (222)           --            --          (175)      13.50
                                                    ----------    ----------    ----------    ----------    ----------    --------
Outstanding at December 31, 1999 ................      135,100        17,288        21,798            --        45,394    $  21.30
Granted .........................................      376,138        10,000            --        29,000            --       38.20
Forfeited .......................................      (43,820)       (5,000)       (3,876)         (500)           --      (33.40)
Exercises .......................................       (7,732)       (1,069)       (1,124)           --          (225)      18.50
                                                    ----------    ----------    ----------    ----------    ----------    --------
Outstanding at December 31, 2000 ................      459,686        21,219        16,798        28,500        45,169    $  32.50
                                                    ==========    ==========    ==========    ==========    ==========    ========

Exercisable at December 31, 2000 ................      178,724        14,260        11,135         2,000        26,286    $  30.50
                                                    ==========    ==========    ==========    ==========    ==========    ========

Exercisable at December 31, 1999 ................       79,588        11,628         7,814            --        17,403       25.90
                                                    ==========    ==========    ==========    ==========    ==========    ========


     As of December 31, 2000, 1,079,985 shares of common stock are reserved for issuance under the plans described above.

     The weighted average fair value of options granted was $22.70 and $9.30 for 2000 and 1999, respectively. At December 31, 2000, for each of the following classes of options as determined by range of exercise price, set forth below is information regarding weighted-average exercise prices and weighted average remaining contractual lives of each class:


                                                                  Weighted                                Weighted
                                                                   Average                                Average
                                                                  Remaining          Number of         Exercise Price
                                              Weighted          Contract Life        Options             of Options
                           Number of      Average Exercise     of Outstanding       Currently            Currently
Option Class                Options        Price of Options       Options          Exercisable          Exercisable
---------------------------------------------------------------------------------------------------------------------
$  5.90 - $ 19.70..          239,848         $   12.70              8.55              120,839           $   11.70
$ 20.30 - $ 38.30..          166,046         $   32.70              8.81               58,550           $   33.90
$ 53.10 - $ 75.00..          157,199         $   57.00              9.03               45,286           $   58.10
$102.90 - $235.00..            8,281         $  136.10              5.23                7,732           $  135.50


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


                                                                        2000               1999
                                                                        ----               ----
     Pro forma net loss                                            $(23,083,116)      $ (7,036,731)
     Pro forma net loss per share - basic and diluted              $     (20.00)      $     (11.80)


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

13.  RELATED PARTY TRANSACTIONS

     In April 1999, the Company issued options to purchase 2,500 shares of its common stock to employees of its corporate law firm, of which the Company's Chairman of the Board is a member, at an exercise price of $10.30. In July 1999, 5,000 shares of common stock were issued to the members of this law firm, in payment of legal fees. In addition, in June and July 1999, options to purchase an aggregate of 10,000 shares of common stock were granted to the members of this law firm at exercise prices of $27.50 and $30.80 per share. Options to purchase 7,500 of these shares were granted under the Company's 1994 Long Term Incentive Plan.

     On January 28, 2000 the Company issued options to purchase 2,400 shares of its common stock to employees of the Company's corporate law firm.

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

                          VIZACOM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  SEGMENT INFORMATION (CONTINUED)

     Information concerning the Company's segment operations is set forth below:


                                                        Foreign          Visual
                                                     Operations in    Communications      Vizy
                                                      Liquidation        Products      Interactive       Corporate     Consolidated
                                                      -----------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2000:

CONTINUING OPERATIONS
Net sales                                            $         --      $         --    $ 13,457,929    $         --    $ 13,457,929
Investment gains                                               --                --              --      (1,095,348)     (1,095,348)
Depreciation and amortization                                  --                --       1,580,585         585,004       2,165,589
Impairment loss                                                --                --       4,116,038              --       4,116,038
Warrants and stock options for consulting services             --                --              --         321,504         321,504
Segment profit (loss)                                          --                --      (6,311,419)     (2,727,201)     (9,038,620)
Total assets                                                   --                --       9,179,616       2,075,211      11,254,827

DISCONTINUED OPERATIONS
Net sales                                            $  1,368,241      $ 13,054,064    $         --    $         --    $ 14,422,305
Depreciation and amortization                             651,669         1,256,909              --              --       1,908,578
Impairment loss                                         4,511,063                --              --              --       4,511,063
Segment profit (loss)                                  (5,866,964)       (4,184,679)             --              --     (10,051,643)
Total assets                                                   --         2,827,370              --              --       2,827,370

YEAR ENDED DECEMBER 31, 1999:

CONTINUING OPERATIONS
Net sales                                            $         --      $         --    $         --    $         --              --
Investment gains                                               --                --              --        (965,096)       (965,096)
Depreciation and amortization                                  --                --              --         477,512         477,512
Warrants and stock options for consulting services             --                --              --         101,712         101,712
Segment profit (loss)                                          --                --              --      (1,628,648)     (1,628,648)
Total assets                                                   --                --              --       4,586,789        4586,789

DISCONTINUED OPERATIONS
Net sales                                            $         --      $ 19,891,357    $         --    $         --    $ 19,891,357
Depreciation and amortization                                  --         2,430,246              --              --       2,430,246
Warrants and stock options for consulting services             --            25,000              --              --          25,000
Segment profit (loss)                                          --        (4,054,495)             --              --      (4,054,495)
Total assets                                                   --         5,888,182              --              --       5,888,182


15.  CLIENT CONCENTRATION AND CREDIT RISK; CONCENTRATION OF DEBT

     For the year ended December 31, 2000, no single customer represented a significant sales concentration or credit risk. For the year ended December 31, 1999, one customer accounted for 19% of the Company's consolidated net accounts receivable. The Company is not aware of any significant concentration of business transacted with a particular customer that could, if suddenly eliminated, have a material adverse impact on its operations. The Company is dependent on the availability of two short term loans from financial institutions to finance its operations. Neither lender has any long term commitment to lend. The unavailability of either or both of these borrowings would have a material adverse effect on its business. Except for such dependency on these two short term loans, the Company does not have a concentration of available sources of labor, services, licenses or other rights that could, if suddenly eliminated, have a material adverse impact on its operations.

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

     In February 2000, the Company received a demand for arbitration with respect to certain fees payable in connection with an investment banking agreement which it terminated. The claim calls for payment of $45,000 and reinstatement or the value of warrants to purchase 15,000 shares of common stock cancelled upon termination of the investment banking agreement or payment of the value of such warrants, and legal and other expenses in connection with the arbitration. The arbitration is in the discovery stage. The Company believes that the claims in this arbitration action are without merit and intends to vigorously defend this action.

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

     On February 2, 2001, the Company divested Junction 15 Limited and interMETHODS Limited, its London-based subsidiaries acquired during 2000, through creditors voluntary liquidation in the United Kingdom. The Company terminated the employment of the two executives of Junction 15 Limited and interMETHODS Limited, and it currently intends to pursue indemnification claims for breaches of representations and warranties by the sellers of both Junction 15 Limited and interMETHODS Limited.

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

     On January 15, 2001 the Company's chief executive resigned. Pursuant to a settlement and release agreement, he will receive $10,500 monthly for consulting services through April 15, 2001 and received 30,000 shares of the Company's common stock. Additionally he will receive five percent of the gross proceeds received by the Company from the sale of our visual communications operations.

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

     On January 15, 2001 the Company retained a consultant for the purpose of providing investor relations, public relations and corporate communications and other services for a one-year term. Pursuant to this agreement, the Company agreed to issue 30,000 shares of its common stock, 10,000 of which shares are subject to a lockup agreement that prohibits their sale prior to July 15, 2001, and three-year warrants to purchase 20,000 shares of common stock; 10,000 immediately exercisable at an exercise price of $2.50 per share, and 10,000 exercisable commencing July 15, 2001 at an exercise price of $10 per share.

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

                          VIZACOM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  SUBSEQUENT EVENTS (CONTINUED)

     On March 31, 2001, the Company sold its visual communications operations to the management of its Serif subsidiaries. The Company received $150,000 in cash at closing. The Company also holds a promissory note in the aggregate principal amount of $987,500, which note bears interest at a rate of 10% per annum, and which is payable $40,000 per month, except for April and November, in which months the payments are $30,000 and $50,000, respectively. The Company or one of its subsidiaries remain responsible for some potential liabilities. Serif (Europe) Limited received a 12-month exclusive license in Europe and a 24-month non-exclusive license in the rest of the world with respect to the software of the Company's SPC subsidiary. Serif (Europe) Limited was also granted a non-exclusive license to use the Harvard Graphics brand name for the purpose of selling repackaged Serif products using such name. Each of such licenses shall be renewed if minimum royalty and other conditions are met. In consideration therefor, Serif (Europe) Limited will pay a royalty fee of 12.5% in respect of sales of SPC software and 3% of sales of repackaged Serif software. While the Company continues to own SPC, it agreed not to compete with Serif in its software business as long as the licenses are in effect.

     The Company intends to enter into a Sublease Termination Agreement for its former Teaneck, New Jersey corporate headquarters location. Under the anticipated agreement the Company expects its remaining lease obligations will terminate.

18.  SUBSEQUENT REVERSE STOCK SPLIT

     On May 23, 2001, the Company effected a one-for-ten (1:10) reverse stock split. All of the share amounts and share prices in the Company's financial statements and notes thereto have been adjusted to reflect this event.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VIZACOM INC.


Dated: March 14, 2002               By: /s/ Vincent DiSpigno
                                        ----------------------------
                                            Vincent DiSpigno
                                            President
                                            (Principal Executive Officer)


Dated: March 14, 2002               By: /s/ Alan W. Schoenbart
                                        ----------------------------
                                            Alan W. Schoenbart
                                            Vice President - Finance, Treasurer
                                            and Chief Financial Officer
                                            (Principal Financial Officer)


In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities indicated, on the 14th day of March, 2002.


   /s/ Vincent DiSpigno                  President and Director
--------------------------------         (Principal Executive Officer)
       Vincent DiSpigno


  /s/ Alan W. Schoenbart                 Vice President - Finance and Chief
--------------------------------         Financial Officer
      Alan W. Schoenbart                 (Principal Accounting Officer)


 /s/  David N. Salav                     Vice President and Director
--------------------------------
      David N. Salav

             *                           Director
--------------------------------
      Francis X. Murphy

             *                           Director
--------------------------------
      David A. Buckel




*By:  /s/ Vincent DiSpigno
     ---------------------------
     Vincent DiSpigno as
     Attorney-in-fact

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

10.25 Stock Acquisition Agreement, dated March 9, 2000, among Vizacom Inc. and the former stockholders of Junction 15 Limited. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Date of Report: March 9, 2000) (Commission File Number: 1-14076), filed with the Commission on March 21, 2000.)
10.26 Form of Lock-Up Agreement for use by directors of Junction 15 Limited at the time of the acquisition. (Incorporated by reference to Exhibit
          10.2 to the Company's Current Report on Form 8-K (Date of Report:
          March 9, 2000) (Commission File Number: 1-14076), filed with the Commission on March 21, 2000.)
10.27 Form of Lock-Up Agreement for use by non-directors of Junction 15 Limited at the time of the acquisition. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (Date of
          Report: March 9, 2000) (Commission File Number: 1-14076), filed with the Commission on March 21, 2000.)
10.28 Registration Rights Agreement, dated as of March 9, 2000, among Vizacom Inc., and each of the former shareholders of Junction 15 Limited. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (Date of Report: March 9, 2000) (Commission File Number: 1-14076), filed with the Commission on March 21, 2000.)
10.29 Agreement and Plan of Merger, dated as of February 28, 2000, among Vizacom Inc., PWR Acquisition Corp., PC Workstation Rentals, Inc., d/b/a PWR Systems and the stockholders of PC Workstation Rentals, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Date of Report: March 27, 2000) (Commission File
          Number: 1-14076), filed with the Commission on April 2, 2000.)
10.30 Amendment No. 1, dated March 27, 2000, to Merger Agreement among Vizacom Inc., PWR Acquisition Corp., PC Workstation Rentals, Inc., d/b/a PWR Systems and the shareholders of PC Workstation Rentals, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (Date of Report: March 27, 2000) (Commission File
          Number: 1-14076), filed with the Commission on April 2, 2000.)
10.31 Amendment No. 2, dated January 10, 2001, to Merger Agreement among Company, PWR Systems, Inc., Vincent DiSpigno and David Salav (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Date of Report: January 10, 2001) (Commission File
          Number: 1-14076), filed with the Commission on January 11, 2001.)
10.32 Letter Agreement, dated March 27, 2000 among Vizacom Inc., PWR Acquisition Corp., PC Workstation Rentals, Inc., d/b/a PWR Systems and the stockholders of PC Workstation Rentals, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Date of Report: March 27, 2000) (Commission File Number: 1-14076), filed with the Commission on April 2, 2000.)
10.33 Convertible Note, dated March 27, 2000, of Vizacom Inc. in the principal amount of $250,000 payable to Vincent DiSpigno. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (Date of Report: March 27, 2000) (Commission File
          Number: 1-14076), filed with the Commission on April 2, 2000.)
10.34 Convertible Note, dated March 27, 2000, of Vizacom Inc. in the principal amount of $250,000 payable to David Salav. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (Date of Report: March 27, 2000) (Commission File Number: 1-14076), filed with the Commission on April 2, 2000.)
10.35 Lock-Up Agreement, dated March 27, 2000, between Vizacom Inc. and Vincent DiSpigno. (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K (Date of Report: March 27, 2000) (Commission File Number: 1-14076), filed with the Commission on April 2, 2000.)
10.36 Lock-Up Agreement, dated March 27, 2000, between Vizacom Inc. and David Salav. (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K (Date of Report: March 27, 2000) (Commission File Number: 1-14076), filed with the Commission on April 2, 2000.)

10.37 Registration Rights Agreement, dated March 27, 2000, among Vizacom Inc., Vincent DiSpigno and David Salav. (Incorporated by reference to
          Exhibit 10.7 to the Company's Current Report on Form 8-K (Date of
          Report: March 27, 2000) (Commission File Number: 1-14076), filed with the Commission on April 2, 2000.)
10.38 Employment Agreement, dated March 27, 2000, between Vizacom Inc. and Vincent DiSpigno. (Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K (Date of Report: March 27, 2000) (Commission File Number: 1-14076), filed with the Commission on April 2, 2000.)
10.39 Employment Agreement, dated March 27, 2000, between Vizacom Inc. and David Salav. (Incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K (Date of Report: March 27, 2000) (Commission File Number: 1-14076), filed with the Commission on April 2, 2000.)
10.40 Form of Promissory Note, dated March 27, 2000, of PC Workstation Rentals, Inc. in the aggregate principal amount of $888,638 and payable to Vincent DiSpigno and David Salav. (Incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K (Date of Report: March 27, 2000) (Commission File Number: 1-14076), filed with the Commission on April 2, 2000.)
10.41 Form of new Promissory Note, dated January 10, 2001, of PWR Systems, Inc. in the aggregate principal amount of $393,494.62 and payable to Vincent DiSpigno and David Salav. (Incorporated by reference to
          Exhibit 10.41 to the Company's December 31, 2000 Form 10-KSB Commission File Number: 1-14076), filed with the Commission on April 2, 2001)
10.42 Promissory Note issued by PWR to The Chase Manhattan Bank dated January 30, 2001. (Incorporated by reference to Exhibit 10.42 to the Company's December 31, 2000 Form 10-KSB Commission File Number:
          1-14076), filed with the Commission on April 2, 2001)
10.43 Promissory Note issued by PWR to The Chase Manhattan Bank dated December 22, 2000. (Incorporated by reference to Exhibit 10.43 to the Company's December 31, 2000 Form 10-KSB Commission File Number:
          1-14076), filed with the Commission on April 2, 2001)
10.44 Security Agreement between PWR and The Chase Manhattan Bank dated March 31, 1999. (Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000 (Commission File Number: 1-14076) filed with the Commission on November 16, 2000.)
10.45 Company guaranty of Chase notes dated April 3, 2000. (Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000 (Commission File Number:
          1-14076) filed with the Commission on November 16, 2000.)
10.46 Agreement for Wholesale Financing (Security Agreement) dated August 25, 2000 between IBM Credit Corporation and PWR Systems, Inc. (Incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000 (Commission File Number: 1-14076) filed with the Commission on November 16, 2000.)
10.47 Guaranty, dated August 23, 2000, by the Company of Security Agreement, dated August 25, 2000 between IBM Credit Corporation and PWR Systems, Inc. (Incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000 (Commission File Number: 1-14076) filed with the Commission on November 16, 2000.)
10.48 Consulting Agreement, dated as of January 28, 2000, between Vizacom Inc., Arel AMG, Inc., and Charles S. Lazar (Incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 (Commission File Number: 1-14076) filed with the Commission on April 14, 2000.)
10.49 Agreement, dated as of November 28, 2000, between Morgan J. Wilbur and the Company (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (Date of Report: January 10,
          2001)(Commission File Number: 1-14076), filed with the Commission on January 11, 2001.)
10.50 Agreement, dated as of December 31, 2000, between the Company and Triple Crown Consulting (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (Date of Report: January 10,
          2001)(Commission File Number: 1-14076), filed with the Commission on January 11, 2001.)

10.51 Escrow Agreement, dated as of December 31, 2000, among the Company, Triple Crown Consulting, and Kaufman & Moomjian, LLC, as escrow agent (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (Date of Report: January 10, 2001)(Commission File
          Number: 1-14076), filed with the Commission on January 11, 2001.)
10.52 Agreement, dated as of January 15, 2001, between SOS Resource Services, Inc. and the Company (Incorporated by reference to Exhibit
          10.2 to the Company's Current Report on Form 8-K (Date of Report:
          January 15, 2001)(Commission File Number: 1-14076), filed with the Commission on January 30, 2001.)
10.53 Lock-Up Agreement, dated as of January 15, 2001, between SOS Resource Services, Inc. and the Company. (Incorporated by reference to Exhibit
          10.3 to the Company's Current Report on Form 8-K (Date of Report:
          January 15, 2001)(Commission File Number: 1-14076), filed with the Commission on January 30, 2001.)
10.54 Lease, dated December 9, 1998, between Burtson Realty Co. and P.C. Workstation Rentals, Inc. d/b/a PWR Systems, Inc. (Incorporated by reference to Exhibit 10.54 to the Company's December 31, 2000 Form 10-KSB Commission File Number: 1-14076), filed with the Commission on April 2, 2001)
10.55 Lease, dated June 1, 2000, between Spacely LLC and PWR Systems, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2000 (Commission File Number 1-14076) filed with the Commission on August 14, 2000)
21 Subsidiaries of the Company. (Incorporated by reference to Exhibit 21 to the Company's December 31, 2000 Form 10-KSB (Commission File
          Number: 1-14076), filed with the Commission on April 2, 2001)
23.1      Consent of Richard A. Eisner & Company, LLP.
23.2 Consent of Ernst & Young (Incorporated by reference to Exhibit 23.2 to the Company's December 31, 2000 Form 10-KSB (Commission File Number:
          1-14076), filed with the Commission on April 2, 2001).
24 Powers of Attorney (set forth on the signature page of the Annual Report on Form 10-KSB) (Incorporated by reference to the Signature Page of the Company's December 31, 2000 Form 10-KSB Commission File
          Number: 1-14076), filed with the Commission on April 2, 2001).