Form 10KSB
period 2001-12-31
VIZACOM INC
filed 2002-04-16
CIK 926331

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended: December 31, 2001

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      State issuer's net revenues for its most recent fiscal year: $12,222,164

      The aggregate market value of the voting stock held by non-affiliates of the registrant was $4,366,522, at March 31, 2002, based on the closing sale price of the Common Stock on such date of $.82 per share, as reported by The Nasdaq Stock Market, Inc.

      As of March 31, 2002, there were a total of 5,845,073 shares of the Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                   Index to the December 31, 2001 Form 10-KSB

                                                                            PAGE

                                     PART I

Item 1.  Description of Business............................................   3

Item 2.  Description of Property............................................  14

Item 3.  Legal Proceedings..................................................  14

Item 4.  Submission of Matters to a Vote of Security Holders................  16

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters...........  17

Item 6.  Management's Discussion and Analysis of Financial Condition
              And Results of Operations.....................................  19

Item 7.  Financial Statements...............................................  28

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................  28

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act.............  29

Item 10. Executive Compensation.............................................  30

Item 11. Security Ownership of Certain Beneficial Owners and Management.....  33

Item 12. Certain Relationships and Related Transactions.....................  34

Item 13. Exhibits and Reports on Form 8-K...................................  35

                                     PART I

This annual report on Form 10-KSB contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements. Further discussion regarding forward-looking statements, including the factors which may cause actual results to differ from such statements, is located in Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. Throughout this Annual Report on Form 10-KSB, the terms "we," "us," "our" and "our company" refer to Vizacom Inc. and, unless the context indicates otherwise, our subsidiaries, Software Publishing Corporation, Renaissance Multimedia, Inc., PWR Systems, Inc., and SpaceLogix, Inc and other subsidiaries on a consolidated basis.

Item 1. Business Overview

We are a provider of information technology product and service solutions. We define our product and service offerings as solutions to reflect the breadth of expertise and technology that generally comprise our offerings. The term solution also reflects our focus on helping client companies to utilize technology to solve business problems and achieve specific business goals. Through our companies, we provide solutions, which generally combine technical and consulting services with the resale of third-party computer software and hardware products. Our solutions may therefore be referred to as product and service solutions.

Our product and service solutions aim to utilize information and computer technologies to enable a company to improve efficiencies achieve business goals and enhance its competitiveness in its market. We develop, sell, service and provide our product and service solutions primarily to domestic companies and medium-size businesses operating in several industries. Our solutions may be divided into different areas of expertise, including:

o Network and systems development and integration, to develop the network and systems that comprise the backbone of a company's technology operations;

o Value-added computer product reselling solutions, to provide a business with the ability to purchase and integrate new technologies within its technology operations;

o Managed hosting solutions, to physically maintain and optimize a client's servers and additional equipment comprising the backbone of its technology operations and systems connections; and

o Professional data security solutions, to protect a company's data, network and systems from being impaired by unauthorized intrusions or catastrophic events.

We gained our competency in information technology product and service solutions through the acquisitions of two companies: PWR Systems, Inc. ("PWR") in March 2000 and SpaceLogix, Inc. ("SpaceLogix") in December 2001. PWR develops, provides, services and sells systems development and integration and value-added computer and network reselling product solutions. SpaceLogix, Inc., develops, provides, services and sells professional systems development, managed hosting and data security product and service solutions. We also provided professional internet development services, such as website graphic design and e-commerce systems integration services, through our Renaissance Multimedia subsidiary.

We position our business in its market as a provider of a broad range of information technology product and service solutions. In this way, we intend to differentiate ourselves from those competitors whose specialized services and products lack the comprehensiveness and range of capability we provide. We believe that our acquisition of SpaceLogix better positions us for growth and differentiation in the information technology marketplace. Through this acquisition, we expect to increase our margins on product and service sales relative to the margins experienced solely by PWR, and take advantage of opportunities to jointly promote and sell products and services between the client bases of PWR and SpaceLogix. We also believe that the additional solution offerings of SpaceLogix complement and enhance the competitiveness of the solutions we currently provide through PWR.

We also intend to further develop our strategic relationships with third-party computer product manufacturers and service providers so as to access different technologies that we may resell or otherwise provide to our clients in connection with our solutions. Through our companies, we have developed strategic relationships with several of the world's premiere product and service companies. These strategic relationships, which may involve contractual agreements, typically involve a mutual exchange of resources, time and expertise between us and a third-party to facilitate access to products and services that we may resell or license in connection with our offerings.

We believe that our business has several competitive advantages. We believe that as information and related digital technologies become more complex and interdependent, companies increasingly will demand the broad spectrum of related solutions we offer. Our responsiveness to client needs and focus on delivering customized solutions enables us to cultivate long lasting relationships with our clients and strategic partners. Additionally, we believe that our list of clients and strategic relationships gives us significant credibility that may help us to solicit new client projects.

History of Business

We were formed as a CD-ROM publisher of educational and other content for consumer markets in 1992. We completed an initial public offering in 1995. In July 1996, we acquired the Serif Inc. and Serif (Europe) Limited (collectively, "Serif"), and in December 1996, the Company acquired Software Publishing Corporation, to become a provider, developer, manufacturer and marketer of visual communications computer software products sold under the Harvard Graphics and Serif trademarks for consumer and business markets. We operated direct marketing and contact centers and a content and e-commerce website we formed in 1999 called VisualCities.com. Through these operations, we promoted, sold, and distributed our software products as well as software, hardware and additional products of third-party manufacturers.

As of December 31, 2000, we continued to develop and market our visual communications products, to operate direct marketing and contact centers in the U.S., U.K. and Germany, and to own VisualCities.com. We also continued to operate our Vizy Interactive New York, Vizy Interactive London and PWR operations.

In 2000, we transitioned our business to become a provider of professional internet and technology solutions. This transition involved the acquisition of Renaissance Multimedia, which proceeded to do business under the name Vizy Interactive New York, and the acquisition of PWR, both of which operate in the United States.. It also involved the acquisition of two web development service firms, Junction 15 and interMETHODS, which operated in the U.K. The operations of Junction 15 and interMETHODS were subsequently combined, and did business under the name Vizy Interactive London.

In January 2001, pursuant to a restructuring initiative, we completed the following; (i.) on January 9, 2001, we entered into an agreement with a German company to purchase certain assets and assume certain liabilities of our Aachen, Germany contact center operation, including the assumption of the remaining lease obligations; (ii) on February 2, 2001, the Company placed Junction 15 and interMETHODS into creditors voluntary liquidation in the United Kingdom. and
(iii) on March 31, 2001, we sold our visual communications operations to the management of our Serif subsidiaries. These software and overseas operations are reflected in discontinued operations.

In late November 2001, we reduced our expenses by terminating eight employees associated within our Vizy Interactive New York operation. Vizy Interactive New York had provided web development services in connection with our additional technology product and service offerings. With the staff terminations, we moved toward an outsourced model through which we may identify and procure the services of third-party web development companies to fulfill the website development requirements of our clients. Vizy Interactive New York's services had included strategic consulting, to design a client's web site development requirements, technology integration services, to integrate a client's web and e-commerce technologies with legacy systems, and design services to graphically depict a client's brand image for the internet. Vizy Interactive New York's clients had included several established and dotcom start-up companies operating in various industries.

In December 2001, we acquired SpaceLogix, Inc., a privately held company located in New York City with its primary operational sales force located in New England. We acquired SpaceLogix as part of a strategy to broaden our range of product and service solutions we can provide to enhance our competitiveness in our market. We also acquired SpaceLogix to generate a higher percentage of our revenues from SpaceLogix' managed and data security services, which generally have higher sales margins than the computer reselling and systems integration services of PWR. Although these companies are expected to continue to operate independent of each other in the near-term, we have begun to promote the sharing of expertise by technical, management and sales staff between PWR and SpaceLogix. PWR and SpaceLogix have also begun to jointly promote and sell their products and services, including to each companies' existing client base, with the goal of promoting greater revenue-generating opportunities for both companies.

Industry Overview

The growth of information technologies over the past decade has created the means by which businesses may harness computerized data to better understand and serve their customers, suppliers and other constituents and promote efficiencies across an enterprise. Yet, with this growth has emerged a need for a high degree of expertise in information technologies that few businesses can provide for themselves in-house.

As a consequence of the growing complexity of technology, companies are increasingly adopting an outsourced service model by which they contract with third-party providers of technology products and services to conceive, develop and support technology initiatives. The outsourced model enables businesses to reduce the costs associated with operating an in-house IT department and focus on their primary business activities. Since the late 1990s, companies have grown more sensitive to the financial costs associated with purchasing technology in addition to realizing the benefits of retaining specialists with expertise in a constantly evolving technology environment. As the market trends towards the outsourcing service model, many more companies may be expected to require specialists to develop, implement and support their managed network service and co-location requirements.

Most information technology service providers concentrate on one or two areas of service and expertise, such as consulting, value-added computer products reselling or managed hosting services. As a result, few information technology service providers are able to service most or all elements of a typical business' technology initiatives. Companies seeking to develop or upgrade their information technology systems often require the services of several vendors. In many instances, one provider may concentrate on fulfilling a specific area of service without necessarily integrating their activities with other providers. Those service providers with comprehensive expertise and capability are often in a better position to deliver solutions cost-effectively and more quickly than several specialized providers can provide on a collaborative basis.

Additionally, we believe that one of the most rapid growing technology markets is the market for data security products and services. Until recently, most businesses did not view the protection of their data as critical to the success of their operations. In recent years, however, growing concern about widely publicized computer virus attacks, as well as legislation requiring businesses to implement measures to protect consumer data, have prompted businesses to reassess their compliance and solicit outside consulting support to strengthen their existing security defenses.

Recent legislation that has prompted companies to implement data security measures includes:

o Health Insurance Portability & Accountability Act of 1996 ("HIPAA"). This Act requires U.S. Healthcare providers to comply with stringent privacy and security regulations. Final regulations for this Act were issued in December 2000 by the Department of Health and Human Services;

o Gramm Leach Bliley Act ("GBLA"). This Act, which went into effect in November 2001, requires financial firms to protect and ensure the confidentiality of customer data.

o Children's Online Privacy Protection Act of 1998 ("COPPA"). This Act, which went into effect in April 2000, requires website owners and web site operators to get permission from a child's legal guardian before collecting certain information about the child should the child be under the age of 13.

o Freedom of Information Act ("FOIA") The proposed amendment to the FOIA would require the protection of data shared by the private sector with the US government;

Because certain of these laws, particularly the HIPAA and GLBA Acts, require businesses to implement legislated security measures within a set period of time, we expect many businesses will be compelled to retain the services of data security service providers for the next several years.

We believe our information technology product and service solutions are highly comprehensive and able to fulfill many of the primary technology requirements of most businesses. We believe that many technology companies today provide services that are more specialized than our own. We believe the comprehensiveness of our approach will enable us to capitalize on trends in our market by which companies increasingly require comprehensive service solutions which we believe we provide better than our more specialized competitors.

About PWR Systems

PWR is a systems integration and value-added computer and network product reseller company that specializes in developing, providing, servicing and selling information technology products and service solutions. PWR has developed a competitive presence in the market for multimedia technologies, provides its product and service solutions primarily to entertainment, media, publishing and advertising companies. PWR's primary product and service solutions include systems design and development, systems integration, and value-added reselling of computer software, hardware and network equipment. PWR has developed strategic relationships with several top manufacturers of computer software, hardware, and network technologies, including professional multimedia products.

PWR's Solutions

PWR's product and service solutions are intended to develop for a client a technological operation that will enable the client to maximize efficiencies and attain key business objectives. PWR's primary services include:

o Systems planning and development, in which PWR designs and develops the technology components of a client's local or wide area network connectivity, back-end systems, or internet, intranet and extranet initiatives. A network may be characterized as involving technologies to store and maintain data, while a system involves the process by which data is accessed and utilized. Data may include computerized information on consumers, suppliers, employees, or any other information that is relevant to a business operation. PWR may also design, develop or optimize specific elements of a client's systems, such as enterprise and work group client/servers. PWR may also help a client to extend its network systems to incorporate interaction with trading partners, suppliers and vendors online;

o Systems integration, in which PWR integrates the components of a client's technology infrastructure. These solutions may include integrating a new information technology system with the components of a prior, legacy network or combining systems, such as a product fulfillment system and an e-commerce system, that have historically operated independent of the other;

o Value-added computer product reselling, in which PWR helps a client to locate, purchase, test, install and learn to employ a diverse range of computer products that will help the client meet its business and technology objectives. PWR typically provides its value-added reselling solutions in connection with its systems planning and development and systems integration services. PWR has developed a level of its expertise in reselling and servicing multimedia technologies that it believes gives it significant competitive advantage in its marketplace. PWR has developed client relationships with several of the world's leading advertisers, media, publishing and entertainment companies and additional companies which require multimedia technology products. Examples of multimedia technology products include professional video cameras, digital image editing software, and equipment required to build a TV film-production editing studio. PWR is a value-added reseller of software and hardware products manufactured by Apple Computer and additional well-known manufacturers of multimedia technologies.

The types of projects PWR would typically be engaged by a client to complete include: developing a professional multimedia film production studio for an advertising company so that it may offer professional television commercial development services to its clients; developing a network that integrates a company's administrative, PC-computer operations with the company's graphic arts professionals using Apple Computer's Mac computers; and identifying and integrating within a technology operation a new computer server to enhance the capabilities of the client's network systems.

PWR uses a team-based approach to delivering its product and service solutions to clients. A typical project involves an account manager, service manager, and two or more technical engineers. PWR deploys its solutions through a process that consists of several stages. PWR first consults with the client to identify and clarify its immediate and long-term technology needs. PWR also assesses and communicates to the client the strengths and limitations of its current technology capabilities. PWR then helps the client to define its technology requirements. PWR may prepare for the client a network topology schematic, which graphically depicts the various components of the PWR's proposed solution, as well as a work-flow analysis, which outlines the process by which the various components of the client's new information technology infrastructure will interact. Next, PWR will recommend products and services that it believes will enable the client to best achieve its technology goals. Such product and service offerings often include new software, hardware and network equipment, which PWR is authorized to resell to its clients. Lastly, PWR will install, integrate, test and optimize the software and hardware product equipment required of the solution. If required, PWR may provide training services to a client's staff in the use of new software and hardware products. Because the solutions PWR delivers are highly complex and can involve several technologies, PWR's clients often hire it for ongoing maintenance and consulting support. PWR's broad range of solutions and commitment to client excellence often enables it to successfully promote new services to a client once the original project is complete.

PWR is an authorized dealer and/or reseller for a number of manufacturers of high quality computer and network equipment, including Apple Computer, Cisco Systems, Compaq Computer, IBM, Silicon Graphics, Sony, and Hewlett Packard. PWR concentrates particularly in the resale of hardware and software products manufactured by Apple Computer. PWR often purchases and installs a wide range of computer hardware, software and network equipment in connection with the solutions it provides. PWR has access to thousands of computer products, including desktop and laptop computers, digital video editing software, and network equipment, such as computer servers, switches and firewalls. As an authorized dealer of many of the highest quality computer equipment manufacturers, PWR has the experience and training to sell and service the hardware equipment and any enhancements and upgrades customers may require.

PWR's broad range of expertise in dealing with many computer equipment products allows it to deliver unique services that differentiate its from its competitors. PWR's technical staff is highly experienced in Apple Mac OS, Linux, SGI Irix, and is a Microsoft Certified Solutions Provider, as well as virtually all major hardware and software manufacturers. This expertise allows PWR to provide its clients with a customized, long-term technology plan and reduces the expense and frustration clients would otherwise incur dealing with multiple vendors. PWR believes its expertise in multiple product solutions also enables it to create unique solutions that differentiate it from competitors. For example, PWR's expertise in products made both for PC and Mac computers makes its solutions particularly attractive to publishers, advertisers, entertainment and new media companies that use PC systems for corporate administration and MAC systems for creative media projects. PWR constantly evaluates new products on the basis of price, performance, reliability, customer support, and stability of the vendor.

PWR's sourcing network is intended to provide its clients with constrained and allocated product delivery and avoid customer complaints of erratic delivery. We are not dependent on a single purchasing or product source. However, while PWR believes its sourcing network permits it to fill client orders on a timely basis, the loss of any license or reseller agreement with a significant manufacturer or the termination of a relationship with a significant source of computer equipment could interrupt its business and have a material adverse impact on us.

PWR's hardware sales include the warranty provided by the manufacturers of the products sold, and PWR often can provide options on extended warranties and service contracts available from manufacturers. PWR typically sells its production a net 30-day basis. PWR maintains a limited inventory of hardware and software products and typically purchases products from third-party vendors only after receipt of a client order.

About SpaceLogix, Inc.

SpaceLogix, Inc., ("SpaceLogix") is a provider of professional systems development and managed product and service solutions. SpaceLogix professional systems development solutions help a company to design, build and integrate the network and systems technologies that comprise the backbone of a company's technology operations. SpaceLogix managed services involve housing, maintaining and optimizing a company's web and information technology systems, either at a client's data center facilities or at a site maintained by a third-party provider of data center services. In connection with its systems development and managed solutions, SpaceLogix also provides data security product and service solutions. These solutions help to ensure that a company's technology operations possess the necessary defenses and redundancies to protect against damage that may be inflicted by a catastrophic event or criminal attack.

SpaceLogix intends to develop a leadership position in its markets by providing a broad-range of customized, comprehensive product and service solutions designed to meet each client's particular business requirements. SpaceLogix develops its own product and service solutions or resells the service and product solutions of its third-party vendors. SpaceLogix expects to continue to establish strategic relationships with several providers of managed network, security and co-location services to augment the range of customized solutions it can provide to its clients.

SpaceLogix Solutions

SpaceLogix designs its service and product solutions to be flexible to accommodate changing client requirements and the integration of new and improved technologies. SpaceLogix's solutions may be divided into three areas of expertise, which it typically integrates to provide a comprehensive solution for a client. These three areas of expertise include systems development solutions, managed hosting solutions and data security solutions.

o Systems Development Solutions. SpaceLogix provides a complete and integrated range of product and service solutions to help design, develop and integrate the technology components of a client's local or wide area network connectivity, back-end systems, or internet, intranet and extranet initiatives. A network may generally be characterized as involving technology to store and maintain data, while a system involves the process by which data is accessed and utilized. Data may include computerized information on consumers, suppliers, employees, or any other information that is relevant to a business operation.

      SpaceLogix will consult with a customer to identify areas where it may use technology to improve its operations, conceptualize an appropriate solution for the client, and identify, procure and integrate into the client's existing networks and systems the necessary computer hardware, software and additional technology products to fulfill the solution. For example, SpaceLogix may help a company that requires a method of managing its human resources activities across a multi-office operation to design, service and integrate an enterprise-wide human resource software application and additional, supporting technologies within the client's existing systems. SpaceLogix may also develop a network for a client. Such a project typically requires the identification, procurement and integration of computer servers, switches, client server software and additional equipment to create a solution that may facilitate the most effective connections and transfers of data between the network and the client's various systems.

      In connection with its professional systems development solutions, SpaceLogix provides a range of integrated technical and consulting services to its clients. SpaceLogix may provide project management services to identify weaknesses in the skills of a client's technical staff, and provide one or more SpaceLogix personnel with the required expertise to augment the client's team. SpaceLogix may also provide consulting services, such as return-on-investment analysis, to assess the extent to which a company's computer software and hardware purchases have fulfilled the specific business objective for which they were installed. SpaceLogix may also provide data migration services through which it physically re-locates a client's network hardware, or moves data from one operating system to another, without interrupting the client's operations. Additional services include monitoring a client's compliance with license service agreements through which the client has the right to use a third-party's products and services, and training services to instruct the client's technical staff in the proper use of newly installed hardware and software products.

o Managed Hosting Solutions. SpaceLogix's hosting product and service solutions involve providing and maintaining the physical facilities that comprises the backbone of a client's technology operation and connect it to the Internet and additional systems. SpaceLogix's hosting services may be divided into two key areas: managed services and co-location services. Managed services involve ongoing maintenance and service to optimize a client's data center capabilities. Specific services include testing, installing, reselling and replacing equipment, and supervising day-to-day operating activities for one or more functions of a client's data center site. Co-location services are designed to provide a client with the ability to replicate and manage its data center activities at a remote site for redundancy should operations at the primary site be impaired. For example, a redundant co-location site would enable a client to continue to operate if its primary data center operations were rendered inoperable by a catastrophic event. A client requiring SpaceLogix's managed product and service solutions therefore may also be inclined to utilize its co-location solutions.

      SpaceLogix does not lease, rent or otherwise operate its own data center facilities. SpaceLogix will advise a client to use a data center operated by one of its strategic partners or it may help the client to develop or optimize an alternative data center. In this way, SpaceLogix is able to concentrate on providing consulting and technology engineering services that typically experience higher margins than SpaceLogix would experience if it rented or owned its own data center operations. SpaceLogix has developed strategic relationships with top-tier data center service companies, including AT&T, WorldCom and Sprint. SpaceLogix intends to develop relationships with additional providers with first-class technical facilities. These facilities are commonly referred to in the industry as telco-grade level in reference to the sophisticated nature of their connectivity equipment. By forming relationships with several providers, SpaceLogix is able to provide its clients with carrier-neutral services by which it may recommend several providers to a client to implement the most appropriate and cost-effective solution. SpaceLogix identifies and forms relationships with data center service providers on the basis of their financial health and technological sophistication.

      SpaceLogix typically forms contractual agreements with its hosting partners. Terms are generally cover a 12-month period and provide to SpaceLogix approximately 8% of the revenue generated by a client account. SpaceLogix may also partner with the sales staff of its hosting partners to share sales leads and develop joint programs with its partners' sales and marketing staff to better promote SpaceLogix's portfolio of service and product solutions to potential clients.

      SpaceLogix has developed reseller agreements with Hewlett Packard, Cisco Systems, Nortel, Sitelite, ASAP, Witness Systems, Compaq, IBM and Sun Microsystems in order to be able to meet the varied requirements of technology solutions of its customers. Through these agreements, which are typically for a term of twelve months, SpaceLogix may identify, procure and resell to the client the software and hardware products manufactured by the third party. On occasion, the client may prefer to license third-party products. In these instances, SpaceLogix may help the client to form appropriate license agreements and manage compliance with agreement terms. SpaceLogix has also formed a relationship with Navistore, an equipment distributor, so as to be able to access and resell data storage products from leading manufacturers, such as EMC, IBM, Hitachi, Network Appliance and LSI Logic.

      We do not believe that the loss of any one of SpaceLogix' strategic relationships would have a material impact on our operations.

o Data Security Solutions. SpaceLogix provides a variety of services to help a client to build, enhance and maintain technologies to protect its network and systems from being infiltrated or harmed by an unauthorized third party, catastrophic event or any other occurrence that may impair a company's technology operations. SpaceLogix typically provides these services in connection with its systems development and managed services. SpaceLogix's data security solutions specifically involve evaluating and testing a client's data security operations and installing and optimizing data security software and hardware solutions. Such software and hardware products may include encryption software, which scrambles data as it is transferred through a client's network to prevent it from being intercepted by intruders, and firewalls, which act as gatekeepers between a client's network and intruders attempting access through the Internet. Additional products include anti-virus software to detect and eliminate harmful computer applications that may enter the company's systems through the Internet. SpaceLogix may also provide services by which its engineers, with the client's permission, may attempt to infiltrate the client's data security defenses. SpaceLogix will then provide to the client a report detailing where its security defenses are weak, and what products and services the client may seek to purchase and install to improve its data security measures.

      SpaceLogix has also formed a service agreement with @stake, a leading and respected data security vendor whose services have been used by the U.S. government, through which it may provide data security solutions to supplement its own services. @stake has developed highly sophisticated tools to test both a company's data security defenses as well as its specific data security equipment. @stake may also provide forensic services to gather evidence for legal prosecution following an attack.

SpaceLogix uses a team-based approach to delivering its product and service solutions to a client. Most solutions consist of a combination of products and consulting and technical services. A typical project involves an account manager and one or more technical engineers, including database administrators, application engineers and additional staff trained in the systems technologies. SpaceLogix deploys a typical client solution through a set process. First, SpaceLogix consults with the client to identify and clarify its immediate and long-term business goals and requirements. SpaceLogix then helps the client to define how technology may help the client to fulfill those goals. SpaceLogix may recommend that the client purchase or lease products to develop a solution, then resell or otherwise procure the necessary products for the client. SpaceLogix has developed informal and formal relationships with several computer products manufacturers through which it may provide its clients with access to a range of products. SpaceLogix may also facilitate the formation of license agreements through which a client may license products from a third party. Products that SpaceLogix may resell or otherwise provide include computer servers and related hardware, enterprise software applications, client-server software applications, and anti-virus software.

SpaceLogix's hardware sales typically include the warranty provided by the manufacturers of the products sold, and SpaceLogix can often provide options on extended warranties and service contracts available from manufacturers. SpaceLogix typically sells its products on a net 30-day basis. SpaceLogix maintains no inventory of hardware and software products and typically purchases products from third-party vendors only after receipt of a client order.

SpaceLogix is capable of operating twenty-four hours a day, every day of the year, in order to fulfill service requests, repair equipment and perform additional technical consulting and engineering services for its clients.

Strategic Relationships

We believe that our strategic relationships with third-party computer product and professional service providers are instrumental to our success. These relationships are characterized as involving mutual investments of financial resources, collaboration of ideas, sharing of expertise, and augmentation of service and product capabilities. Other benefits we derive from our strategic relationships include enhanced capability to distribute solutions, competitive advantage, expanded range of offerings, greater name recognition in the marketplace, and referrals to potential clients.

Vizacom, through its PWR and SpaceLogix companies, has formed relationships with several premiere manufacturers of software, hardware and additional computer equipment and services. PWR and SpaceLogix generally resell, or facilitate the formation of agreements to license, third-party products to clients in connection with their services. These relationships typically involve formal contracts for a period of twelve months to resell or license a product manufactured by the third party for a certain percentage of the revenue generated through the transaction. Oftentimes, PWR or SpaceLogix may agree with a partner to dedicate money and staff time to implement joint-marketing and sales activities, including developing strategic marketing initiatives to implement on a collaborative basis to achieve specific sales, promotional or business development goals. Examples of such activities include organizing events to promote products to clients and training PWR or SpaceLogix staff in the installation and sale of a partner's products. We refer to those companies through which we have formed relationships to augment our product and service capabilities as strategic to reflect the relationship's relevance to our long-term sales and product and service goals. We may refer to our third-party vendors arbitrarily as strategic allies and industry partners.

PWR and SpaceLogix have formed separate but similar strategic relationships with the following computer software and hardware manufacturers: Compaq Computer, Cisco Systems, Hewlett Packard, and IBM.

PWR has formed strategic relationships with the following computer software and hardware manufacturers: Adobe, Apple Computer, Epson, Intel, Microsoft Corporation, Microtech, Silicon Graphics, Storage Computer, Sony, Symantec, and Xerox.

SpaceLogix has formed strategic relationships with the following computer software and hardware manufacturers and data center service companies: ASAP, AT&T, Alliance Group, SiteLite, Nortel, Sprint, Systems, Sun Microsystems, Witness, and WorldCom.

SpaceLogix has also formed an agreement through which it may resell to its clients the data security services of @stake, a leading data security specialist.

About Our Clients

Our client list includes the clients of PWR and SpaceLogix. We define a client as any organization that hires PWR or SpaceLogix to perform either a single project or several, combined projects over an extended period of time. We may, on occasion, provide service and product solutions comprised of the services and products both of PWR and SpaceLogix under their respective brand names.

Both PWR and SpaceLogix strive to develop long-term relationships with clients. They also attempt to sell their services and product offerings to the other's clients for greater revenue-generating opportunities across our operations. Our clients operate in a diverse range of industries, and primarily consist of large, multi-national corporations, and, in on occasion, small- and mid-sized companies. PWR concentrates particularly on selling its products and services to publishing, entertainment, advertising, and media companies. SpaceLogix concentrates primarily on large, enterprise companies in several industries. In some instances, a PWR client may require the product and service solutions of SpaceLogix. Therefore, we have begun to promote joint-sales and marketing programs between our two companies.

Current clients include: American Lawyer Media, Federated Department Stores, HBO, Loral Space & Communication, Martha Stewart Living, MTV Networks, New England Journal of Medicine, Nickelodeon, Ogilvy & Mather, Quick International, Simon and Schuster, Sloan Kettering Memorial Hospital, Sony Music, Swift Rivers, Verizon, Walden Park, WGBH, a division of PBS, and Young & Rubicam.

Client Concentration and Credit Risk

For the year ended December 31, 2001, one customer represented 17% of our sales. For the year ended December 31, 2000, no single customer represented a significant sales concentration or credit risk. We are not aware of any significant concentration of business transacted with a particular customer that could, if suddenly eliminated, have a material adverse impact on our operations.

Competition

The information technology solutions market is both highly competitive and growing. In addition to competing against the internal information technology staff employed by many companies, we compete against several companies operating in the systems integration, managed services and additional market sectors comprising the information technology product and service solutions market.

Companies that compete directly against SpaceLogix include: SunGuard Data Systems, Inc., V-ONE Corp., Accenture, Cambridge Technology Partners, Cap Gemini, EDS, IBM, Sapient, and WM-Data.

Direct competitors to PWR include: CDW, Compucom, Sarcom, and Techserve.

We believe that our ability to provide a broad range of information technology product and service offerings is an important advantage that differentiates it from many of its competitors. However, several of our competitors, as well as direct competitors to PWR and SpaceLogix, have announced their intention to develop additional solutions. Furthermore, many of these competitors may have greater resources than we currently possesses. Greater resources may enable a competitor to respond more quickly than we can to new technologies and changes in customer requirements. Greater resources may also enable a competitor to devote greater resources to the development, promotion and sale of services than we can to our services.

We believe that the principal competitive factors in the information technology markets are:

o     the ability to attract and retain professionals;
o     technical knowledge;
o     brand recognition and reputation;
o     reliability of the delivered solutions;
o     client service; and
o     price.

Marketing and Sales

Our sales and marketing initiatives strive to communicate the competitive differentiators of its companies to existing and potential clients. We believe these competitive differentiators include a broad range of comprehensive solutions, industry and technical expertise, respected clients and industry partners, and the ability and willingness to actively collaborate with clients to meet their business goals and ensure service excellence.

We market our solutions to companies in a broad range of industries, including entertainment, advertising, publishing, new media, financial, health care, retail, and real estate. We believe that PWR is generally well known in its target markets in the greater New York City area. Our companies primarily market and promote their solutions through sponsorships and participation in industry trade shows, exhibitions and other special events, referrals from clients, industry partners and vendors, maintaining web sites specific to PWR and SpaceLogix. We also promote editorial coverage of our accomplishments in trade and business media.

We believe that many of the solutions we currently provide through our subsidiaries are related and complementary. A client whose network was developed by PWR, for example, may also require data security services, which SpaceLogix provides, to support the secure transfer of data within the network. PWR and SpaceLogix have begun to develop joint-sales and marketing initiatives by which they intend to cross-sell their service and product solutions to each companies client base to promote revenue-generating opportunities across our operations.

Business Strategy

We intend to continue to grow our position in the information technology product and service industry in the U.S. We intend to focus particularly on the markets for creative media product and service solutions, managed network and data security services, and co-location services. We also intend to establish cash flow positive operations and earnings from our SpaceLogix and PWR businesses. Key components of our growth plan include:

o Deliver Integrated Solutions. We believe that companies are increasingly searching for a provider that can deliver a full range of solutions for their information technology requirements. We believe our advantage lies in the broad range of services and product solutions we can provide through our PWR and SpaceLogix companies. We intend to continue to develop this advantage by further integrating the capabilities of our PWR and SpaceLogix companies so as to satisfy the demands of clients requiring a comprehensive solution to their technology initiatives.

o Concentrate on High-Margin Managed and Security Services. We believe sales of SpaceLogix's managed and security offerings typically experience greater margins than the value-added reselling and systems integration product and service solutions of PWR. We intend to concentrate on developing sales opportunities for our SpaceLogix managed and security solution offerings in the U.S. as well as continue to develop opportunities to maximize the margins on the systems integration, network development and additional service and product offerings of PWR.

o Develop New Solutions. We believe our willingness to actively collaborate with clients to meet their business and technology objectives, as well as our ability to access and resell a broad range of products and services manufactured by third-parties, makes us adept at developing new, customized services that complement existing offerings. By creating new service and product solutions, we expect to be able to access previously untapped sales opportunities from relationships with existing clients.

o Build Strategic Relationships. We believe we have a competitive advantage due to the relationships that, through our PWR and SpaceLogix companies, we have formed with several well-known computer software and hardware manufacturers and other product and service providers. These relationships allow us to provide a broad range of product and service solutions to our clients. We intend to strive to maintain long-term relationships with our industry partners as well as develop new relationships with other top companies whose products and services would enhance or expand our current offerings.

o Develop Technological Expertise. We believe we possesses significant expertise in several technology services and products, as well as in servicing and selling its information technology product and service offerings. We believe this expertise differentiates us from many of our competitors, whose focus may be more specialized on particular technological areas. We intend to continue to develop our expertise by promoting the sharing of information, training and support between the employees of PWR and those of SpaceLogix for enhanced competitive advantage.

o Build Market Position. We intend to continue to promote joint-sales and marketing activities between our PWR and SpaceLogix companies to strengthen our brand, communicate the value of our combined services, and promote revenue-generating sales opportunities across our operations.

o Promote Service Excellence. We, through our PWR and SpaceLogix companies, strive to meet or exceed the highest standards within each of our service disciplines. We strive to collaborate with our clients to develop an in-depth understanding of their particular business and objectives. We are committed to responding to our clients' concerns and objectives. We also place great importance on retaining and training qualified employees.

o Pursue Strategic Acquisitions. We may pursue strategic acquisitions of companies that provide additional service disciplines, management and staff talent, client and partner relationships, and geographic coverage. We would intend to only pursue acquisitions of companies whose operations would facilitate the establishment of positive cash flows.

Employees

As of March 31, 2002 we had a total of 30 full time employees.

Backlog

As of December 31, 2001, we had a backlog of $170,165. Due to short lead times for our products we believe that order backlog is not a reliable indicator of future sales or earnings. Our practice is to ship products promptly upon the receipt of purchase orders from our customers and therefore, backlog is not significant. There was no service backlog given our acquisition of SpaceLogix was completed at the end of December 2001.

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

On March 31, 2001, we sold our visual communications operations to the management of our Serif subsidiaries. We received $150,000 in cash at closing and a promissory note from Serif Inc. in the aggregate principal amount of $987,500, which note bears interest at a rate of 10% per annum, and will provide annual proceeds of $480,000 in 2002. Serif (Europe) Limited received a 12-month exclusive license in Europe and a 24-month non-exclusive license in the rest of the world with respect to the software of our SPC subsidiary. Serif (Europe) Limited was also granted a non-exclusive license to use the Harvard Graphics(R) brand name for the purpose of selling repackaged Serif products using such name. Each of such licenses shall be renewed if minimum royalty and other conditions are met. In consideration therefor, Serif (Europe) Limited will pay a royalty fee of 12.5% in respect of sales of SPC software and 3% of sales of repackaged Serif software. While we continue to own SPC, we agreed not to compete with Serif in the software business as long as the licenses are in effect.

Item 2. Description of Property

Our principal executive offices are located at 3512 Veterans Memorial Highway, Bohemia, New York, 11716. These leased premises consist of approximately 5,000 square feet, at a monthly rental of approximately $5,600 through March 31, 2004.These leased premises also house our PWR subsidiary, which maintains its operations and warehousing facility within. PWR also maintains 1,757 square feet of leased premises for its data center operations in Great River, New York. The data center lease runs through October 31, 2006, with a monthly rental of approximately $3,300, Our SpaceLogix subsidiary sublets approximately 2,200 square feet of space at 12 East 41st Street, Suite 1302, New York, NY 10017. The sublease is for two years with an option to extend. The monthly rental is approximately $5,900. All of our lease premises carry insurance as required under their lease provisions, which we believe to be adequate.

Item 3. Legal Proceedings

Community Towers, LLC vs. Software Publishing Corporation: In the fourth quarter of 1998, an action was commenced against our wholly owned subsidiary, Software Publishing Corporation ("SPC") in the Superior Court of the State of California in and for the County of Santa Clara. In this action, Community Towers, LLC was seeking $300,000 plus interest and attorneys fees in damages in addition to other causes of action against SPC for an alleged violation of a lease for office space located in San Jose, California. This was the location at which SPC had its principal place of business and at which we had our principal executive offices during the period of January 1997 through January 1998. Neither us, nor SPC currently has any offices at this location. SPC filed an answer in this action denying the plaintiffs' claims. In October 2000, the plaintiff amended its complaint to name Neil M. Kaufman, our former corporate legal counsel, as a defendant. We began settlement discussions on April 3, 2002 in advance of a scheduled April 8, 2002 trial date. On April 9, 2002 this matter was settled for $325,000, of which $25,000 of common stock, or 32,051 common shares valued at $.78 per share, was to be returned to us should the plaintiff settle with Mr. Kaufman. Mr. Kaufman settled on April 10, 2002 resulting in a net settlement of $300,000 for us. We will pay $200,000 in common stock at a price of $.78 per share, or 256,410 common shares, and $100,000 in cash. We will initially pay $25,000 and pledge common shares for the $75,000 balance of the cash settlement. The pledged shares equate to an additional 96,154 shares we will issue, and will be returned to us when the $75,000 is paid. We have sixty days to pay the $75,000 or will pay 2% a month interest on the unpaid balance until paid. We have agreed to register these shares by June 30, 2002, and agreed to cause a registration statement for the resale of these shares to become effective by September 30, 2002. The plaintiff may sell up to 16.66% of their shares on a quarterly basis starting October 1, 2002. Should the registration not be effective by September 30, 2002, we have agreed to a put option whereby during the quarters beginning October 1, 2002 or January 1, 2003 (should the registration not be effective by January 1, 2003) we may be required to purchase 16.66% at the aforementioned dates at the market price of such shares at the beginning of each quarter, but no more than $.78 per share.

Ian Charles Norris McCalla and Paul John Simpson and vs. Vizacom Inc. and Jeffrey Raymond White vs. Vizacom Inc.: On February 2, 2001, Junction 15 ("J15") and interMETHODs Limited ("IML"), our two UK subsidiaries entered into creditors voluntary liquidation in the UK. Insolvency Practitioners from KPMG in the UK were appointed to be their liquidators. Prior to the liquidation of J15, the employment of two of our executives, Ian McCalla and Paul Simpson was terminated. On April 2, 2001, Mr. McCalla and Mr. Simpson commenced proceedings against us claiming compensation for loss of office and obtained an order from the High Court of Justice, Queens Bench Division, Claims Numbers HQ 0101432 and HQ 0101433, respectively, freezing our assets in the UK up to a value of (pound)362,000 (approximately $517,000). At the same time, a shareholder in IML, Jeffrey White issued proceedings claiming approximately $100,000 due to him under a deferred payment agreement. The only asset that we had within the jurisdiction of the High Court was $150,000 in cash that we received upon the completion of the Serif transaction. Our lawyers in the UK are holding the $150,000 in escrow. We issued a defense and counterclaim in both sets of proceedings. We contended that Mr. McCalla and Mr. Simpson were dismissed for cause, and that all three claimants are liable in damages for breaches of warranties and breach of their duties of care in respect of the purchase of the two subsidiaries. We intend to vigorously defend these proceedings unless an acceptable settlement can be reached. We have been advised that the injunction would not affect our ability to receive and utilize the monthly payments from Serif Inc pursuant to the promissory note because Serif Inc is domiciled in the US.

Robert Blum vs. Renaissance Multimedia, Inc.: This matter was brought in March of 2001 in the Supreme Court of New York, New York against our subsidiary Renaissance Multimedia Inc. in which the plaintiff alleges discriminatory hiring practices and seeks an undisclosed sum of compensatory damages, attorney fees and punitive damages. To date, only limited discovery has been conducted. We believe this action is without merit and intend to vigorously defend this action.

Waiting Room Solutions vs. Vizy Interactive, Inc.: This matter was brought in May 2001 in the Supreme Court of Ulster County, New York against our subsidiary Vizy Interactive Inc. in which the plaintiff is seeking $250,000 alleging breach of contract in connection with the design of a software solution system. We have asserted a counterclaim for the sum of $158,150 due and outstanding under the contract. The plaintiff had paid us $143,000 under the contract. To date, no discovery has been conducted. We believe this action is without merit and intend to vigorously defend this action.

Information Leasing Corporation vs. Renaissance Multimedia, Inc.: This matter brought in the March 2002 in the Supreme Court of New York, New York against our subsidiary Renaissance Multimedia Inc. in which the plaintiff seeks $75,000 plus attorneys fees alleging breach of an installment payment agreement and security agreement for certain software and related services. This matter has been disputed prior to the acquisition of Renaissance, and we have an obligation to indemnify the former president of this subsidiary since he personally guaranteed the installment payment agreement. The installment payment arrangement relates to a certain software product intended for developing complex e-commerce solutions and an associated support arrangement. Renaissance was unable to utilize the product and was not provided with the appropriate level of aftermarket support. We believe this action is without merit and intend to vigorously defend this action.

We are party to proceedings arising in the normal course of business. The outcome of individual matters is not predictable. However, we believe that the ultimate resolution of all such matters, after considering insurance coverage, will not have a material adverse effect on our financial position, results of operation, or our cash flow.

Item 4. Submission of Matters to a Vote of Security Holders

      At a special meeting of stockholders held on December 27, 2001 the following matters were voted upon and adopted by the votes indicated:

         ------------------------------------------------------------------------------------------------------

                                                                    For      Withheld    Against      Abstain
         ------------------------------------------------------------------------------------------------------
         To approve issuance of common stock, options and
         warrants, in connection with our acquisition of
         SpaceLogix, Inc.                                         1,019,751        --      21,129      1,249
         ------------------------------------------------------------------------------------------------------
         To approve issuance of 209,580 shares with respect
         to the acquisition of our PWR Systems subsidiary         1,020,912        --      19,938      1,279
         ------------------------------------------------------------------------------------------------------
         To approve the amendment to our 2000 Equity
         Incentive Plan to increase shares available
         from 525,000 to 2,000,000, and increase initial and
         annual awards to non-employee directors from 2,500
         to 25,000, under such plan.                                934,953        --     102,724      4,452
         ------------------------------------------------------------------------------------------------------

      There were 1,309,593 broker non-votes with respect to the matters listed above.

      Prior to this meeting there were 2,697,867 shares outstanding. Our bylaws permit a quorum be established by the presence at a meeting, in person or by proxy, of not less than one-third of our outstanding shares.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

(a) Market Information

Our common stock, par value $.001, is traded on the Nasdaq Small Cap Market and the Boston Stock Exchange under the symbol VIZY. As of March 31, 2002, the approximate number of holders of record of our common stock was 788. The following table indicates the high and low closing prices of our common stock, as reported on the Nasdaq Small Cap Market (the principal market for our common stock), during the periods indicated

                                                                  High                      Low
                                                                  ----                      ---
2000*
First Quarter...........................................          97.50                    30.00
Second Quarter..........................................          62.50                    21.30
Third Quarter...........................................          19.40                    10.30
Fourth Quarter..........................................          13.10                     2.19

2001
First Quarter...........................................           8.10                     1.60
Second Quarter..........................................           2.28                     1.30
Third Quarter...........................................           1.85                     1.04
Fourth Quarter..........................................           2.05                      .72

---------------
* as adjusted for May 23, 2001 ten for one reverse stock split.

Dividends: We have never paid cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain any future earnings for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and other relevant factors.

(b) Recent Sales of Unregistered Securities

The information set forth below is a list of all sales and issuances of our equity securities occurring during 2001 and the first quarter of 2002, which we have not otherwise disclosed in any of our Quarterly Reports on Form 10-QSB.

On November 20, 2001, we issued an additional 100,000 shares of our common stock to SpaceLogix, Inc in connection with $100,000 bridge loan. The issuance of these shares was a private transaction exempt from registration pursuant to
Section 4(2) of the Securities Act.

On November 20, 2001, in connection with the resignation and pursuant to a settlement and general release agreement with Andrew Edwards, a vice president of the Company and former president of our Vizy NY subsidiary, we issued 40,000 shares of our common stock. The issuance of these shares was a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

On November 21, 2001, we issued 30,000 shares of our common stock to IR International in connection with an investor relation agreement. Such shares were ultimately returned to us on February 12, 2002 for failure to perform services contemplated by the agreement. The issuance of these shares was a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

On December 14, 2001 we issued convertible promissory notes in the aggregate original principal amount of $150,000, bearing interest at a rate of six percent per annum. On January 2, 2002 the holders of these notes exercised their conversion privileges and the unpaid principal plus accrued but unpaid interest was converted into an aggregate 240,760 shares of our common stock. These shares were issued as follows in proportion to the value of each entity's note: 192,608 common shares to Koyah Leverage Partners LP, 36,114 common shares to Koyah Partners LP, and 12,038 shares to Raven Partners LP. The issuance of these shares and notes were private transactions exempt from registration pursuant to
Section 4(2) of the Securities Act.

On December 27, 2001, we issued 209,580 shares of our common stock, as additional merger consideration, pursuant to the terms of our agreement and plan of merger, consisting of 104,790 shares to each of Vincent DiSpigno, our Chief Executive and interim Chairman, and David N. Salav, our Vice President and Chief Information Officer, in connection with the Agreement and Plan of Merger, as amended, between Vizacom and PWR dated March 27, 2000. The issuances of these shares were private transactions exempt from registration pursuant to Section 4(2) of the Securities Act.

On December 28, 2001, pursuant to the terms of our agreement and plan of merger with SpaceLogix Inc., we issued 1,846,251 shares of our common stock, and options and warrants to purchase 600,197 shares of our common stock. 443,380 of these options or warrants have an exercise price equal to $.86 per share, 110% of the average per share closing price for the five trading days prior to the closing of the acquisition. 156,817 of these options or warrants have an exercise price of $.825 per share, 110% of the closing price on the day prior to the closing of the acquisition. 784,188 of the shares are being held in escrow (see Note 4 to the accompanying Consolidated Financial Statements). The issuances of these shares were private transactions exempt from registration pursuant to Section 4(2) of the Securities Act.

On February 14, 2002 we sold 76,923 shares of its common stock to William Jaffe at a price of $.65 per share, for which we received $50,000. Trautman Wasserman as the placement agent received warrants to purchase 7,623 shares of common stock at an exercise price of $1.00 per share. The issuance of these shares and warrants were private transactions exempt from registration pursuant to Section 4(2) of the Securities Act.

On February 26, 2002 we sold 38,461 shares of its common stock to Michael Schwartzbard at a price of $.65 per share, for which we received aggregate gross proceeds of $25,000. Trautman Wasserman as the placement agent received a five-year warrant to purchase 3,846 shares of our common stock at an exercise price of $1.00 per share. The issuance of these shares and warrants were private transactions exempt from registration pursuant to Section 4(2) of the Securities Act.

In connection with a March 22, 2002 subscription agreement, on March 28, 2002 we sold 615,385 shares at a price of $.65 per share, and issued a five-year warrant commencing November 1, 2002 to purchase 184,615 shares of its common stock at an exercise price of $1.00 per share to Ram Trading Ltd., for which we received aggregate gross proceeds of $400,000. On the same date, we sold 153,846 shares of ours common stock at a price of $.65 per share, and issued a five-year warrant commencing November 1, 2002 to purchase 46,154 shares of our common stock at an exercise price of $1.00 per share to DeMaio Partners LLC, for which we received $100,000. With respect to the aggregate transaction, Trautman Wasserman the placement agent received a five-year warrant to purchase 76,923 shares of our commons stock at $1.00 per share commencing November 1, 2002. The issuance of these shares and warrants were private transactions exempt from registration pursuant to Section 4(2) of the Securities Act.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Statements contained in this Annual Report on Form 10-KSB include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. Such forward-looking statements generally are based upon our best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms. Forward-looking statements may differ from actual future results due to, but not limited to, any of the following possibilities:

      o     Our ability to maintain our Nasdaq market listing;
      o Our ability to obtain new financing and restructure existing financing on favorable terms;
      o Our ability to effectively manage our growth, including the integration of newly acquired operations, and otherwise monitor our operations, costs, regulatory compliance, and service quality;
      o     Our ability to expand through attractively priced acquisitions;
      o Our ability to identify future markets and successfully expand existing ones;
      o Our ability to maintain our valued industry partner and vendor relationships and attract new industry partners and vendors;
      o Our ability to maintain our client relationships and attract new clients;
      o     Our ability to attract and retain qualified personnel;
      o The market acceptance and amount of sales of our products and services;
      o The effects of greater than anticipated competition requiring new pricing, marketing strategies or new product offerings and the risk that we will not respond on a timely or profitable basis;
      o     Business and consumer trends, and economic conditions;
      o The effects of more general factors, including changes in economic conditions; including changes in the capital markets; and changes in accounting practices and practices adopted or as required in generally accepted accounting principles.

You should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements. Readers should carefully review the risk factors described in other documents we have filed from time to time with the Security and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Additional Explanation on Certain Risk Factors of Significance

         WE ARE DEPENDENT ON A SHORT TERM LOAN, THE LOSS OF WHICH WOULD
                   MATERIALLY ADVERSELY AFFECT OUR OPERATIONS

We are dependent on the availability of a short-term loan from a financial institution to finance our operations. We currently owe approximately $1.2 million to this lender under a secured promissory note that must be repaid in full by May 31, 2002. We can give no assurance that we will be able to repay this on a timely basis. Our inability to repay or the unavailability of this borrowing in the future would have a material adverse affect on our business.

                 WE MAY BE DELISTED FROM THE NASDAQ STOCK MARKET

We received a letter from the Nasdaq Listing Qualification Panel dated August 27, 2001, in which Nasdaq informed us that while we were in compliance with the Nasdaq continued listing requirements with respect to net tangible assets of at least $2,000,000 and/or stockholders equity of at least $2,500,000 as of June 30, 2001, we were required to respond to Nasdaq with respect to our plans and projections for compliance with such requirements on a going-forward basis. We responded to this request on September 7, 2001 with the requested information. On October 10, 2001, we received a letter from the Nasdaq panel in which Nasdaq informed us that it would permit our continued listing, but it would continue to monitor our compliance with the net tangible asset/stockholders equity requirement and all continued listing requirements, and it would not allow for continued listing in the event that we fail to comply with any of the applicable requirements. On February 19, 2002, we received correspondence from The Nasdaq Stock Market Inc. stating that our common stock would be delisted from trading because the bid price of our common stock did not equal or exceed $1.00 for a minimum of thirty consecutive trading days prior to February 19, 2002 as required by Nasdaq Marketplace Rule 4310(c)(4). The Company has submitted its plan to regain compliance with respect to the bid price within the 180- calendar day grace period. In the event that our common stock is delisted from Nasdaq, we expect that our common stock will continue to be listed on the Boston Stock Exchange and would also trade on the NASD's OTC Bulletin Board.

From its inception in April 2001 through December 31, 2001, SpaceLogix has only limited revenues and experienced a net loss of approximately ($350,000). We can give no assurance that it will ever achieve significant revenues or ever achieve profitability. We paid approximately $3,500,000 for this company and have recorded goodwill associated with this acquisition of approximately $3,600,000. Should the Company not reverse its trend of losses and become profitable to support our investment, an impairment of this asset, which represents 40% of our total assets, could cause us to fall below the Nasdaq listing standard with respect to our net worth and cause us to be delisted.

A delisting of our common stock from the Nasdaq Stock Market could have an adverse effect on the market price of our common stock and the ability and capacity of persons to acquire or sell shares of our common stock.

           WE HAVE A WORKING CAPITAL DEFICIENCY AND WILL NEED TO RAISE
                               ADDITIONAL CAPITAL

We had a working capital deficiency of $3,657,770 at December 31, 2001. The report of our accountants on our financial statements at and for the period ended December 31, 2001 contains an explanatory paragraph that states that we have experienced recurring net losses and have a working capital deficiency that raise substantial doubt about our ability to continue as a going concern. We believe that over the next several months, we will need to raise at least $1,000,000 to $1,500,000 to meet currently anticipated liquidity and capital expenditure requirements. We intend to seek additional financing through a variety of methods. There can be no assurance that we will be successful in completing any such financing, or that the terms of any such financings will be beneficial to our stockholders or us.

     OUR LACK OF AVAILABLE CREDIT HAS HAD AN ADVERSE IMPACT ON OUR BUSINESS

Our lack of available credit has had, and we expect will continue to have, an adverse impact on our business. Without sufficient trade or other credit, we have been unable to obtain inventory to maximize our sales and obtain optimal pricing from our suppliers.

       THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO RETAIN KEY EMPLOYEES

We are significantly dependent upon the continued availability of Vincent DiSpigno, our chief executive, and David Salav, our vice president and chief information officer. Mr. DiSpigno and Mr. Salav have each entered into an employment agreement with us. The loss or unavailability to us of either of Messrs. DiSpigno or Salav for an extended period of time could have a material adverse effect on our business operations and prospects. To the extent that their services would be unavailable to us for any reason, we would be required to procure other personnel to manage and operate our company. There can be no assurance that we will be able to locate or employ such qualified personnel on acceptable terms. At the present time, we do not have "key man" life insurance covering either of Messrs. DiSpigno or Salav.

      WE MAY BE UNABLE TO IMPLEMENT OUR ACQUISITION GROWTH STRATEGY, WHICH
                COULD HARM OUR BUSINESS AND COMPETITIVE POSITION

Our business strategy includes making strategic acquisitions of other companies or businesses, including internet and technology solutions providers, website designers, systems integrators and other firms. Our continued growth will depend on our ability to identify and acquire, on acceptable terms, companies that complement or enhance our businesses. The competition for acquisition candidates is intense and we expect this competition to increase. There is no assurance that we will identify and successfully compete for appropriate acquisition candidates or complete acquisitions at reasonable purchase prices, in a timely manner or at all. In implementing our acquisition growth strategy in general, we may encounter:

      o the impact of writing off impaired assets and amortization of intangible assets of acquired companies on our results of operations,
      o dilution of the interest of existing stockholders if we issue our stock in making acquisitions, including significant dilution as a result of issuing of common stock to stockholders as consideration for our acquisitions, or if we sell stock to raise cash for acquisitions,
      o increases in our expenses in order to advertise and promote acquired companies and their and our products and services,
      o unusual impacts on our financial condition due to the timing of acquisitions, and
      o expenses of any undisclosed or potential legal liabilities of an acquired company.

Any of these matters could have a material adverse effect on our business, results of operations and financial condition.

Results of Operations

The following discussion and analysis provides information, which we believe, is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes thereto.

Critical Accounting Policies:

We consider the accounting policy related to impairment of long-lived assets to be critical due to the estimation process involved. Our long-lived assets include goodwill and other intangible assets. At December 31, 2001, we had $5,463,221 of goodwill and other intangible assets accounting for approximately 61% of our total assets. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. On January 1, 2002 we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and will be required to analyze its goodwill for impairment issues during the first six months of 2002, and then on a periodic basis thereafter. During the year ended December 31, 2001 and 2000, we recorded impairment losses related to goodwill and other intangible assets of $2,719,353 and $4,116,038, respectively.

Overview:

In 2000, we became a provider of professional internet and technology solutions in addition to continuing to operate our historical visual communications business, which included our software operations. We became a provider of professional internet and technology solutions through the acquisition of four companies: Renaissance Multimedia ("RM") and PWR Systems ("PWR") in the United States, and Junction 15 ("J15") and interMETHODS ("IML") in England. In early 2001, we determined to divest our software and international operations so as to better focus on developing our internet and technology solutions business in the U.S. Accordingly: in February 2001, we placed J15 and IML into creditors voluntary liquidation in the United Kingdom, thereby divesting these assets; and in March 2001, we sold our visual communications operations. Our Serif software and international operations have been classified as discontinued operations, and our statements of operations have been reclassified accordingly. Our results of continuing operations reflect the results of our professional internet and technology solutions business in the U.S., which consists of RM., which we refer to as Vizy Interactive New York ("Vizy NY") and PWR. These businesses are collectively referred to as Vizy Interactive. The results of our discontinued software and international operations are presented separately below. As a result of the changes in our business described above, our historical financial statements for periods prior to March 31, 2000 are of limited use.

Our major challenge in 2001 was our inability to raise capital. Many investors lost significant amounts of cash in 2000 investing in technology companies in particular, and as a result were not willing to invest in technology companies. In addition, we faced a very challenging economic environment in 2001, a restrictive credit environment among our distributors, compounded by intense competition amongst the remaining web design and consultancy firms, and finally the tragic events of September 11, 2001. Our PWR business is a low margin, high volume business which requires continuous cash cycling. Due to many bankruptcies in the technology sector, the major hardware distributors, such as Ingram and Tech Data, which PWR is so dependent on, tightened the reins on credit availability making it difficult for smaller resellers to stay in business. Additionally customers affected by the downturn in their respective businesses took longer and longer to pay their bills. The combination of tighter credit availability and slower receivable collection make it absolutely essential for us to have the ability to avail ourselves of debt and equity credit availability to survive. PWR was caught between an extremely tight credit market and difficult economic times for the technology industry as a whole. September 11th exacerbated the problems at PWR. 80% of PWR's customers are located in New York City, and we found that customers delayed purchases for various reasons, including uncertainty and absence from their offices. The aforementioned circumstances affected our sales, our ability to purchase products, our ability to collect receivables, and our overall performance. In this environment, many organizations delayed planned technology purchases. Our Vizy NY business was also cash intensive given the need to fund the main productive engine, its service personnel, every two weeks. The business struggled during 2001 with the poor business conditions and the effects of intense price competition amongst the remaining web design and business consultancy firms. The events of September 11th further compounded Vizy NY's problems. The Vizy NY office, was located a few blocks from the World Trade Center, was closed for a period, and without telephone service for a longer period. Faced with no foreseen end to difficult sales trends and a cash drain, we determined to utilize available capital for PWR, and decided in late November to outsource our services and terminated the remaining workforce, as well as accepting the resignation of its founder and president. As a result of these actions, we took an impairment charge related to the remaining goodwill and other intangibles assets of Vizy NY.

Continuing Operations:

General: Continuing operations are represented by the operations of our Vizy NY and PWR subsidiaries, which we acquired on February 15 and March 27, 2000, respectively, together with corporate overhead. The results of these operations for the years ended December 31, 2001 and 2000 are set forth below:

                                             Year ended December 31, 2001                    Year ended December 31, 2000
                                      --------------------------------------------    --------------------------------------------
                                           Vizy                                           Vizy
                                       Interactive     Corporate         Total        Interactive       Corporate       Total
                                      --------------------------------------------    --------------------------------------------
Net sales
   Hardware                           $ 10,536,152    $         --    $ 10,536,152    $ 11,176,975    $         --   $ 11,176,975
   Website design and other services     1,686,012              --       1,686,012       2,280,654              --      2,280,654
                                      --------------------------------------------    --------------------------------------------
                                        12,222,164              --      12,222,164      13,457,629              --     13,457,629
Cost of sales
   Hardware                              9,237,645              --       9,237,645       9,731,978              --      9,731,978
   Website design and other services     1,169,265              --       1,169,265       1,385,875              --      1,385,875
                                      --------------------------------------------    --------------------------------------------
                                        10,406,910              --      10,406,910      11,117,853              --     11,117,853
Gross profit                             1,815,254              --       1,815,254       2,339,776              --      2,339,776
Gross profit %                                  15%                             15%             17%                            17%

S,G&A                                    2,912,699       1,786,012       4,698,711       2,819,041       2,978,132      5,797,173
Amortization of goodwill and other       1,185,310              --       1,185,310       1,559,758              --      1,559,758
Impairment losses                        2,719,353                       2,719,353       4,116,038                      4,116,038
Depreciation and amortization               55,064       1,164,171       1,219,235          20,828         669,495        690,323
Restructuring expenses                          --         187,584         187,584              --              --             --
Loss (gain) on marketable securities                        85,226          85,226              --      (1,095,348)     (1,095,348)
Interest and other expense, net             60,055          86,439         146,494         135,530         174,922        310,452
                                      --------------------------------------------    --------------------------------------------
                                         6,932,481       3,309,432      10,241,913       8,651,195       2,727,201     11,378,396
                                      --------------------------------------------    --------------------------------------------
Loss from continuing operations       $ (5,117,227)   $ (3,309,432)   $ (8,426,659)   $ (6,311,419)   $ (2,727,201)  $ (9,038,620)
                                      ============================================    ============================================

Net sales. Net sales from continuing operations were derived from our Vizy Interactive professional internet and technology solutions business. Net sales were $12,222,164 in 2001 compared to $13,457,629, a decline of $1,235,465, or
9%. Hardware sales declined $640,823, or 6%, from $11,176,975 in 2000 to $10,536,152 in 2001. All hardware sales are done through our PWR subsidiary. On a pro forma basis, the net sales decline from hardware sales in 2001 would have been $4,924,854, or 32%, from pro forma hardware sales of $15,460,806 in 2000 had PWR been acquired on January 1, 2000. Besides the effects of September 11, an a poor industry wide business economy, the primary reason for the decline in hardware sales was our inability to raise capital to fund purchases desired by PWR's customers. Website design and other service sales declined $594,642, or 26%, from $2,280,654 in 2000 to $1,686,012 in 2001. Website design and other services sales were comprised of $1,292,935 and $393,077 of sales from Vizy NY and PWR in 2001, respectively. This compares to $1,934,974 and $345,680 in sales from Vizy NY and PWR in 2000, respectively. Vizy NY sales declined $642,039, or 33%, from 2001 to 2000. PWR service sales increased $47,397, or 14%, reflecting management efforts during the year to offset the effects of declining hardware sales with service revenue. On a pro forma basis, assuming PWR and Vizy NY were acquired on January 1, 2000, the net sales from website design and other services would have declined $893,223, or 35%, from pro forma 2000 website design and other services sales of $2,579,235. On a pro forma basis, Vizy NY and PWR 2000 sales were $2,100,034 and $479,201, respectively. Vizy NY website design and other service net sales decline was representative of industry wide conditions as companies looked to utilize internal resources to update websites and put many website design and consultancy projects on the back burner, no longer feeling compelled to spend money because of poor investment return history now documented for internet projects. This resulted in a number of business failures amongst Vizy NY's competitor base. The business endured hopeful of filling the void as competitors fell by the wayside but in late November 2001, hit hard by the events of September 11, we determined to terminate eight employees and entered into release and settlement agreement with the president of this operating unit, all in effort to reduce our expenditures and utilize our remaining cash resources wisely.

We moved Vizy NY's operation toward an outsourcing model through which we may identify and procure the services of third-party web development companies to fulfill the website development requirements of our clients.

Gross Profit. Gross profit declined $524,522 to $1,815,254, or 15% of net sales in 2001 from $2,339,776, or 17% of net sales in 2000. Gross profit on hardware sales declined $146,490, or 10%, to $1,298,507, or 12% of net hardware sales in 2001 from $1,444,997, or 13% of net hardware sales in 2000. The decline in hardware gross profit was attributable to the lack of capital to effect appropriate purchasing terms. Gross profit on website design and other services declined $378,032, or 29%, to $516,747, or 31% of net website design and other service sales in 2001, from $894,779, or 39% of net website design and other service sales in 2000. Gross profit on website design and other service sales related specifically to Vizy NY services was $430,460 in 2001, or 33% of net service sales compared to $855,399, or 44% of net website design and other service sales in 2000. The decline in gross profit reflects the change in the overall landscape of the web design and consultancy business in 2001, no longer being able to command premium pricing as competitive bidding resulted in lower margins. Gross profit on website design and other service sales related specifically to PWR was $86,287 in 2001, or 22%, compared to $39,380, or 11% of net website design and other service sales in 2000. The service cost component of PWR's sales is fixed at the amount of salaries and related costs of its service personnel. Therefore rising sales volume, such as we had in 2001, will cause an increase in gross profit on PWR's service sales. Pro forma gross profit had the businesses been acquired on January 1, 2000 would have declined $1,444,649, or 44%, from 2000 pro forma gross profit of $3,259,903. The decline in pro forma gross profit reflects the decline in overall sales volume attributed to a poor business economic climate, intense competition, a lack of available capital to purchase goods necessary to process sales orders, and a more restrictive credit environment from PWR's suppliers.

Selling, General, and Administrative. Selling, general, and administrative expenses ("SG&A") decreased $1,098,462, or 19%, to $4,698,711 in 2001 from
$5,797,173 in 2000. Vizy Interactive SG&A increased $93,658 to $2,912,699 in 2001 from $2,819,041 in 2000. The increase was primarily related to an increase in bad debt expense at Vizy NY. Corporate SG &A declined $1,192,120 from $2,978,132 in 2000 to $1,786,012 in 2001. The decline was comprised of approximately $493,000 in salaries and benefit reductions primarily resulting from a trimmed down executive staff, a decrease in legal fees and accounting fees of approximately $118,000 and $63,000, respectively, a decrease in investor relations related costs of approximately $50,000, a decrease in office apace rental of approximately $100,000, a decline in travel and entertainment of approximately $147,000, and a decline in consulting fees of approximately $247,000. The significant decline in SG&A was a result of our restructuring program in early 2001which was specifically affected to align our expenditures with out reduced capital availability. Additionally, expenditures were reduced as a result of the discontinuance of our international operations.

Impairment Loss. We recorded goodwill impairment charges in the aggregate amount of $2,719,353 comprised of $1,422,001 for Vizy NY and $1,297,352 for PWR in the fourth quarter of 2001. The impairment loss for Vizy NY represents the remaining value of the goodwill and other intangibles in late November 2001 when we decided to reallocate its sparse liquid resources in favor of an outsourcing model for the Company and effected terminations of the production staff and a release of its president. The impairment loss for PWR recognizes the loss of time we had with respect to raising capital to invest in PWR and managements analysis of the amount of cash flow that would be generated over the remaining investment horizon and requisite life of its intangibles, given our immediate term capital raising prospects. We recorded an impairment charge of $4,116,038 in the fourth quarter of 2000 based on our evaluation of our assets and liabilities and our determination that our results of operations and projected future cash inflows did not support the carrying amount of goodwill.

Depreciation and amortization: Depreciation and amortization increased $528,912 from $690,323 in 2000 to $1,219,235 in 2001. Vizy Interactive increased $34,236 to $55,064 in 2001 from $20,828 in 2000 primarily because of the relocation of the Vizy NY facility in December 2001 to the offices of SpaceLogix and the resulting write-down in leaseholds and other fixed assets. Corporate depreciation and amortization increased $494,676 to $1,164,171 in 2001 from $669,495 in 2000. The increase in a result of increased amortization relating to the write-off of stock, stock options and warrants in connection with various financial advisory and investor relations that we entered into. Many of the associated programs related to these equity instruments had short lives, a few months, as well as our determination to accelerate the amortization of certain of these equity instruments based on our expectations of future benefit.

Restructuring expenses. In the 2001 first quarter, we commenced a restructuring initiative, pursuant to which we relocated our principal executive offices, and certain members of management and other staff resigned or were terminated. In addition, we divested our visual communications and international operations. Restructuring expenses for 2001 primarily consists of common stock valued at approximately $170,000 issued to our former chief executive officer pursuant to a settlement and mutual release agreement.

Realized Loss (Gain) on Marketable Securities. The realized loss of $85,226 in 2001 represents the value of our remaining holdings in Xceed, Inc. shares that we wrote off in early 2001 when Xceed, Inc filed for bankruptcy. The realized gain of $1,095,348 in 2000 represents the gain recognized upon the transfer of 59,813 shares of Xceed, Inc. common stock to a finder in connection with an August 1999 agreement, based upon the appreciation in the market value of such shares. The agreement set forth a formula to determine the number of shares to be paid the finder upon the closing of an acquisition target identified by such finder. The finder received 14,953 Xceed shares for the Renaissance acquisition and 44,860 Xceed shares for the PWR acquisition, resulting in the recognition of respective gains of $371,962 and $723,386.

Interest and other expense, net of other income. Interest and other expense, net of other income, decreased $163,958 to $146,494 in 2001 from $310,452 in 2000.
Vizy Interactive declined $75, 475 to $60,055 in 2001 from $135,530 in 2000. Approximately $25,000 of the decline was related to a combination of lower interest charges caused by lower rates and lower sales. The balance, or approximately $50,000, was a result of settlements of old liabilities at discounted amounts. Corporate overhead declined from $88,483 from $174,922 in 2000 to $86,439 in 2001 relates which primarily reflects the effect of collecting $65,000 of interest income in 2001 from the note received on the sale of our Visual communications operations on March 31, 2001.

Liquidity and Capital Resources

Our cash and cash equivalents decreased by $554,233 to $289,603 at December 31, 2001 from $843,836 at December 31, 2000.

Operating activities

During 2001, net cash used in operating activities decreased to ($1,058,301) in 2001 from ($4,884,080) in 2000. Cash used in operating activities decreased from ($1,747,210) in 2000 to ($1,357,874) in 2001. The decline was principally related a decline in our loss from continuing operations which went from ($9,038,620) in 2000 to ($8,426,659) in 2001. Discontinued operations provided cash of $299,573 principally reflecting the effect of $139,384 of income from the visual communication operations, which we sold on March 31, 2001. In 2000 discontinued operations utilized ($3,136,870) of cash. This was primarily a result of our loss from discontinued operations of ($10,051,643) in 2000, reflecting a full year of visual communications operations.

Investing activities including the divestiture of Serif Europe and the acquisition of SpaceLogix

On March 31, 2001, we sold our wholly owned, United Kingdom-based subsidiary, Serif (Europe) Limited ("Serif Europe") and our subsidiaries to an English company. We received $150,000 in cash at closing, the use of which is restricted due to the foreign liquidated entities legal matter described in Note 17. We also received a promissory note from Serif Inc. in the aggregate principal amount of $987,500, which note bears interest at a rate of 10% per annum, as to which we receive average monthly proceeds of $40,000 until paid. . See Note 5 to the Consolidated Financial Statements for more information related to this transaction.

On December 28, 2001 we acquired SpaceLogix Inc. for common stock, warrants and options valued, plus the assumption of liabilities, for a purchase price of approximately $3,590,000. The transaction was accounted for under the purchase method of accounting in accordance with SFAS No. 141. See Note 4 to the Consolidated Financial Statements for more information related to this transaction.

Cash used for investing activities in 2001 was ($235,054) compared to ($2,090,172) in 2000. Cash used for investing activities in continuing operations decreased to ($4,907) in 2001 from ($1,064,040) in 2000. During 2001 we received $294,839 in proceeds from a note receivable from the sale of our visual communications business and we also received $229,395 primarily consisting of the proceeds of an expired letter of credit covering our previously leased California facility. These proceeds were all but offset by $537,767 of cash which we divested when we sold our visual communication operation. In 2000 we spent, net of cash acquired, $996,460 on acquisitions. Cash used for investing activities in discontinued operations decreased to ($230,147) in 2001 compared to ($1,026,132) in 2000. The principal reason for the approximate 75% decline was that we sold these operations on March 31, 2002, and therefore had only one quarter of operations.

Financing activities

Cash provided by financing activities decreased to $700,226 in 2001 from $6,468,011 in 2000. This decline is a result of the tight capital markets in 2001. Net proceeds from the sale of our common stock were $270,228 in 2001 compared to $7,590,289 in 2000.

Working Capital Deficiency:

With the exception of the first quarter of 2001, we have experienced recurring net losses since our inception, and had a working capital deficiency of ($3,657,770) at December 31, 2001. The improvement of $1,026,937, from our working capital deficiency of $4,684,707 at December 31, 2000, is a result of our sale of visual communications and international operations on March 31, 2001.

Financing Commitments and Prospects:

Debt Financing: On November 20, 2001, we reached a definitive agreement with JPMorgan Chase Bank ("JPMC") to extend the loan of approximately $1,214,000 from JPMC to our PWR Systems subsidiary ("PWR"), which had expired on October 29, 2001, through May 31, 2002. On January 11, 2002, PWR's temporary finance inventory finance facility with IBM Credit Corporation terminated because we chose not to put up a $50,000 irrevocable letter of credit. Also in the first quarter of 2002, certain of the PWR's primary distributors rendered decisions effectively terminating PWR's credit line availability causing it to pay cash in advance for the majority of its purchases. The Company has identified and negotiated with Keltic Financial Partners, LP ("Keltic") for up to a $2,000,000 line of credit facility. Availability under the line is expected to be determined as a percentage of borrowings against eligible, as defined, trade receivables. Those receivables are currently pledged to the bank, which has preliminarily agreed to subordinate those receivables in exchange for a payment against their outstanding loan balance. Certain details have yet to be finalized with JPMC to complete the financing. Management is hopeful we can effect an agreement which will result in an extension of the May 31, 2002 due date of the loan to JPMC. Based on current receivable balances at April 12, 2002 the Company would initially receive approximately $300,000 from Keltic, after consideration of associated fees. It is expected that a portion of this amount will be utilized to pay down our JPMC loan, with residual proceeds being utilized for PWR working capital. Additionally, the promissory note held by us from our former visual communications subsidiary provides for us to receive $480,000 in 2002. We expect that this note, which is currently pledged to JPMC, will be utilized to extend and pay down the loan based on our preliminary discussions regarding the Keltic facility. While we believe we will succeed in completing negotiation of the $2,000,000 line of credit facility with Keltic and restructure our JPMC note before May 31, 2002, no assurances can be given that we will be successful in either of these endeavors.

Equity Financing: Trautman Wasserman, a placement agent (See Note 4 to the accompanying financial statements) has assisted us in the placement of securities which have aggregated $725,000, consisting of a $150,000 convertible note in December 2001, and an additional $575,000 of common stock and warrants to accredited investors during the first quarter of 2002. Additionally they placed $175,000 in short term and bridge loan facilities, as well as providing $70,000 of short term cash advances in the first quarter of 2002. They also provided the introduction to Keltic for the $2,000,000 line of credit facility under negotiation.

For some time our principal source of liquidity has been from external equity and other financings rather than our operations. Our operating ability, and therefore our ability to generate cash to cover our operating burden, is inextricably tied to having a certain base level of funding availability either in debt or equity, or a combination of both. We believe that over the next twelve months we will need to raise at least an additional $1,000,000 to $1,500,000 to meet our currently anticipated liquidity and capital expenditure requirements. We intend to seek additional financing through a variety of methods. Additionally the longer it takes for us to raise money the greater our needs become. Therefore, we estimate that each additional quarter which funding is absent can result in an additional $200,000 or more in funding requirements. We believe we have taken significant strides over the past year to reduce our operating burden in the face of constrained capital markets and difficult economic times but nonetheless need additional minimum operating capital to allow our operations to become the principal source of liquidity. We believe the completion of the aforementioned Keltic facility as well as an additional equity or other type funding will enable us to reach our goals. We also believe that our relationship with our placement agent, Trautman Wasserman, will be beneficial, considering that with their assistance we have completed in just the first quarter of 2002, more funding than all of 2001.

Our ability to continue to raise capital in 2002 is also dependent in some part to our ability to maintain our continued Small Cap listing status with Nasdaq. The loss of such will make it more difficult for us to meet our capital requirements. We intend to utilize our available funds in 2002 to finance the working capital requirements of our PWR and SpaceLogix in our information technology product and service solutions business. Our cash requirements, however, may change depending upon numerous factors, including, without limitation, the cost of integrating our businesses, as well as increased personnel costs, inventory and accounts receivable arising from the sale and shipment of new or additional products, and other expansion of our business. There can be no assurance that we will be successful in attaining our sales or strategic goals, or that attaining such goals will have the desired effect on our cash resources. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note payable to former law firm

We are obligated on a promissory note in the amount of $464,312 to our former law firm, Kaufman & Moomjian, LLC for legal services rendered. On April 15, 2002, we defaulted on this note and the entire amount is due and payable.

Foreign currency risk

Our exposure to foreign currency gains and losses has been partially mitigated as we have incurred operating expenses in the principal foreign currencies in which we have invoiced foreign customers. As of December 31, 2001, we had no foreign exchange contracts outstanding. Our foreign exchange gains and losses have been substantially reduced given the divestiture of our international operations.

Seasonality

We believe that our information technology product and solutions business is not characterized by significant fluctuations, though the fourth quarter of each year may be our period of strongest financial performance as corporations attempt to meet their budget allocations.

Inflation

We believe that inflation has generally not had a material impact on our operations.

Item 7. Financial Statements

We set forth below a list of the financial statements of Vizacom Inc. included in this Annual Report on Form 10-KSB.

Item                                                                                                      Page*
----                                                                                                      -----
Independent Auditors' Reports                                                                           F-1, 2
Consolidated Balance Sheet at December 31, 2001                                                            F-3
Consolidated Statements of Operations for the years ended December 31, 2001 and 2000                       F-4
Consolidated Statements of Changes in Stockholders' Equity for the years ended
   December 31, 2001 and 2000                                                                              F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000                       F-6
Notes to Consolidated Financial Statements                                                                 F-7

----------
* Page F-1 follows page 35 to this Annual Report on Form 10-KSB.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Our current executive officers and directors, and their ages, positions and offices with us are as follows:

Name                               Age  Positions and Offices
----                               ---  ---------------------
Vincent DiSpigno                   45   Chairman of the Board,  President,  Chief Executive Officer, Chief Executive
                                        Officer of PWR, and Director
Alan W. Schoenbart                 43   Vice President - Finance and Chief Financial Officer
Paul J. Block                      57   Executive Vice President - Marketing and Administration and Director
David N. Salav                     35   Vice President - Chief Information Officer, President of PWR Systems and
                                        Director
David A. Buckel                    40   Director
Francis X. Murphy                  53   Director

Set forth below is a brief description of the background of our executive officers and directors, based on information provided by them to us.

Vincent DiSpigno has been a director since April 2000. Mr. DiSpigno was appointed president of Vizacom in January 2001, nine months following our acquisition of PWR in March 2001. He is a co-founder and has been the chief executive officer of PWR Systems since June 1994. Before founding PWR Systems, Mr. DiSpigno was a corporate marketing manager for Arrow Electronics Inc., a major electronics distributor, and a district manager for BusinessLand Inc., a national value added reseller of computer products.

Alan W. Schoenbart has been our vice president - finance and chief financial officer since April 1999. Mr. Schoenbart served as chief financial officer of Windswept Environmental Group Inc., an environmental remediation company, from September 1997 to April 1999. He was chief financial officer of Advanced Media Inc., a multimedia company, from August 1995 to August 1997. Mr. Schoenbart was controller of GoodTimes Entertainment, a producer and distributor of video and software products, from September 1993 to July 1995. Previously, Mr. Schoenbart worked as an audit manager at KMPG LLP. Mr. Schoenbart is a certified public accountant and received a BS degree from Fairleigh Dickinson University in 1981.

Paul J. Block has been a director and executive vice president of marketing and administration since December 2001. From April until December, 2001 Mr. Block was as Senior Advisor to Trautman Wasserman and Co., and Chief Operating Officer of SpaceLogix, a portfolio company of the Firm. Previously, Mr. Block was a Senior Consultant to Lehman Brothers from 1999 to 2001 where he was responsible for developing their investment banking practice in the People's Republic of China. Mr. Block has also served as Executive Consultant to American International Group ("AIG") from 1996 to 1999, and before that as Chairman and President of Revlon International.

David N. Salav has served as a director and vice president of the Company since March 2000 and chief information officer since January 2001. He is a cofounder of PWR, and has been its president, since PWR's inception in 1991. For one year prior to that, Mr. Salav was a business development manager for Arrow Electronics, a major electronics distributor. Mr. Salav received a BA degree from the State University of New York at Buffalo in 1989.

David A. Buckel has been a director since January 2001. Mr. Buckel currently is vice president of Business Development for Hostpro, an Internet Service provider. From July 1995 to March 2001, Mr. Buckel was a senior vice president and chief financial officer of AppliedTheory Corporation, a Nasdaq-listed company that provides web enabling internet solutions. Mr. Buckel has a BS in accounting from Canisius College and an MBA in Finance and Operations management from Syracuse University.

Francis X. Murphy has been a director since August 2000. Mr. Murphy is the founder and has served as president of Emerging Technology Ventures, Inc., a finance, merger and acquisition and technology consulting firm based in Huntington, New York, from its inception in September 1994 to date. Previously, Mr. Murphy served in executive management positions with various information technology and leading health care products firms, including Advanced Computer Technologies, Inc. and Baxter International Inc. Since September 1995 and through the current date, he also has served as a director at Insci-Statements.com, Corp., a Nasdaq-listed company, which provides Internet-based and on-site enterprise software and services solutions for electronic statement presentment, digital document storage, workflow and electronic commerce. Mr. Murphy holds a BA and MBA in Corporate Finance from Adelphi University.

The Three Classes of Our Board

Our board of directors is divided into three classes. The directors in each class serve for three-year terms. Sets forth below are the members of each class and the year in which the term of each director class expires.

             Class I                               Class II                           Class III
   (To Serve Until the Annual             (To Serve Until the Annual         (To Serve Until the Annual
Meeting of Stockholders in 2003)       Meeting of Stockholders in 2004)   Meeting of Stockholders in 2002)
--------------------------------       --------------------------------   --------------------------------
        Francis X. Murphy                      Vincent DiSpigno                    David A. Buckel
          Paul J. Block                                                            David N. Salav

On February 14, 2002 Neil M. Kaufman, our former Chairman and Class II director, resigned from the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to us, together with written representations received by us from applicable parties that no Form 5 was required to be filed by such parties, all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed all such required reports during and with respect to our 2001 fiscal year.

Item 10. Executive Compensation

The following summary compensation table sets forth, for the three years ended December 31, 2001, the cash and other compensation paid to Vincent DiSpigno, our president, chairman, and chief executive officer and chief executive of PWR. David N. Salav, our vice president and chief information officer and president of PWR, Alan W. Schoenbart, our vice president - finance and chief financial officer, Paul J. Block, our Vice President of Marketing and Administration, and Ever M. Elivo, our Controller

                           SUMMARY COMPENSATION TABLE

                                                                                                    Long-Term
                                                                                                  Compensation
                                                           Annual Compensation                       Awards
                                                           -------------------                 ------------------
                                                                                                   Securities
Name and Principal Positions                   Year           Salary             Bonus         Underlying Options
----------------------------                   ----           ------             -----         ------------------
Vincent DiSpigno, President and                2001        $   200,000               --              110,000
   Chief Executive Officer                     2000            150,000               --                   --
    CEO of PWR Systems                         1999                 --               --                   --

David N. Salav, Vice President -               2001        $   200,000               --              110,000
   Finance and Chief Information Officer       2000            150,000               --                   --
   President of PWR Systems                    1999                 --               --                   --

Alan W. Schoenbart, Vice President -           2001        $   150,000               --               10,000
   Finance and Chief Financial Officer         2000            125,000           10,000                8,000
                                               1999             92,361           15,000               11,000

Paul J. Block, Vice President -                2001                 --               --              300,000
   Marketing and Administration                2000                 --               --                   --
                                               1999                 --               --                   --

Ever M. Elivo, Controller                      2001             95,625            5,250                5,000
                                               2000             72,500            7,250                3,500
                                               1999             25,000               --                   --

For purposes of the summary compensation table, the value of all perquisites provided to these executive officers did not exceed the lesser of $50,000 or 10% of the executive officer's salary and bonus.

Stock Option Grants in 2001

The following table sets forth:

      o the number of shares underlying options granted during 2001 to Vincent DiSpigno, David N. Salav, Alan W. Schoenbart, Paul J. Block, and Ever M. Elivo, our named executives,
      o the percentage that the option grant represents of the total number of options granted to all of our employees during 2001,
      o     the per share exercise price of each such option, and
      o     the expiration dates of each such option.

                                     Number of Shares             Percentage of Total
                                    Underlying Options            Options Granted to        Exercise   Expiration
Name                                Granted During 2001            Employees in 2001          Price       Date
----                                -------------------            -----------------          -----       ----
Vincent DiSpigno..............             10,000                         *                  $5.625       1/14/11
Vincent DiSpigno..............            100,000                         7.9                $0.920      11/18/11
David N. Salav................             10,000                         *                  $5.625       1/14/11
David N. Salav................            100,000                         7.9                $0.920      11/18/11
Alan W. Schoenbart............             10,000                         *                  $5.625       1/14/11
Paul J. Block.................            300,000                        23.8                $0.7875     12/27/11
Ever M. Elivo.................              5,000                         *                  $5.625       1/14/11

---------------
* less than 1%

Aggregate Option Exercises in 2001 and Year-End Option Values

Set forth in the table below is information, with respect to the named executive officers, as to:

      o the total number of unexercised options held on December 31, 2001, separately identified between those exercisable and those not exercisable as of such date, and
      o the aggregate value of in the money, unexercised options held on December 31, 2001, separately identified between those exercisable and those not exercisable.

                                          Number of                                    Value of Unexercised
                                          Unexercised Options                          In-the-Money Options
                                          at December 31, 2001                         at December 31, 2001
                                          --------------------                         --------------------

Name                                    Exercisable   Unexercisable                Exercisable   Unexercisable
----                                    -----------   -------------                -----------   -------------
Vincent DiSpigno.....................      42,750         80,750                    $      --      $     --
David N. Salav.......................      42,750         80,750                           --            --
Alan W. Schoenbart...................      15,833         13,167                           --            --
Paul J. Block........................     300,000             --                    $   3,750            --
Ever M. Elivo........................       3,000          5,500                           --            --

None of our executive officers listed in the summary compensation table above exercised any of their options during 2001. The value of unexercised in-the-money options is calculated by subtracting the aggregate exercise price of the options from the aggregate market price of the shares underlying the options as of December 31, 2001.

Director Compensation

Directors receive no cash compensation for their services as directors, but are reimbursed for expenses actually incurred in connection with attending meetings of our board of directors. Members of our board who are not also employees, of which there currently are two, are eligible to participate in our Outside Director and Advisor Stock Option Plan. Our board met 15 times during 2001. All of our current directors attended not less than 75% of such meetings of the board and committees thereof on which they serve.

Employment Agreements

We entered into three-year employment agreements with each of Vincent DiSpigno, our president and the chief executive officer of our PWR Systems subsidiary, and David Salav, one of our vice presidents and chief information officer, and the president of our PWR Systems subsidiary. Each of these agreements provided for an annual base salary of $200,000 and $25,000 annual bonuses if PWR attains a 30% increase in revenues over the prior year and PWR Systems has either at least a 20% gross margin or $1,000,000 in net income for the subject year. For the year 2000, no additional bonus was paid. Pursuant to these two employment agreements, we expanded our board of directors and elected Messrs. DiSpigno and Salav to our expanded board. During the term of these two employment agreements, we agreed to use our best efforts to cause their reelections to our board when their initial terms expire. These two employment agreements also contain restrictions on the employee engaging in competition with us for the employment term and for one year thereafter and provisions protecting our proprietary rights and information.

Effective October 2001, the employment agreements with Messrs. DiSpigno and Salav were amended. Under the terms of the amended agreements, each of Messrs. DiSpigno and Salav's salary was reduced to $125,000 per year, and his maximum bonus was increased to $100,000, such bonus to be based on 17.5% of the quarterly net income of PWR Systems for the fourth quarter of 2001 and the first quarter of 2003. While the employment agreements do not provide for bonuses in 2002, Messrs. DiSpigno and Salav are entitled to similar bonus payments in 2002 under the terms of the PWR merger agreement, as amended October 2001. These amendments to the employment agreements and the PWR merger agreement shall no longer be effective if by April 2002, the acquisition of SpaceLogix is not consummated and PWR Systems does not receive $1,000,000 in working capital, in which case the terms of these employment agreements will revert to the terms of such agreements prior to the amendments. On April 1, 2002 the agreements reverted to the original terms because the $1,000,000 in working capital was not received.

Effective December 28, 2001, we entered into a two-year employment agreement with Paul J. Block, a former officer of SpaceLogix. The employment agreement provides for his service as our Executive Vice President of Marketing and Administration in return for, among other things, an annual base salary of $160,000, the granting of options to purchase 300,000 shares of our common stock at an exercise price of $.7875 per share (105% of the market price of the common stock on the date of grant) and an annual incentive compensation payment equal to seven percent of our annual pre-tax income, as defined. The employment agreement also contains restrictions on Mr. Block's competing with us for the term of the agreement and for one year thereafter, as well as provisions protecting our proprietary rights and information. Mr. Block also was elected as a member of our Board of Directors effective upon the closing of the SpaceLogix acquisition to serve until our annual meeting of stockholders in 2003, unless he shall resign, become disqualified or otherwise be removed from office.

Stock Option Plans

We have five stock options plans. For information regarding these plans refer to
Note 12 to the accompanying Consolidated Financial Statements.

Item 11. Security Ownership of Certain Beneficial Owners and Management

                      Equity Compensation Plan Information


                                    (a)                                (b)                       (c)
                                                                                        Number of securities
                                                                                        remaining available for
                           Number of securities to be         Weighted-average          for future issuance under
                           issued upon exercise of            exercise price of         equity compensation plans
                           Outstanding options, warrants      outstanding options,      (excluding securities in
                           and rights                         warrants and rights       column (a))
Equity Compensation        1,612,105                                  $8.9              967,881
plans approved by
security holders

Equity Compensation        19,338                                     $18.34                 --
plans not approved by
security holders

Our Board of Directors from time-to-time has granted outside consultants, officers and employees, and vendors non-plan options. Specific terms of each such grant are at the sole discretion of the Board of Directors and are generally at prices not less than the fair market value at the date of grant.

Our common stock is the only class of our voting securities presently outstanding. The following table sets forth information with respect to the beneficial ownership of shares of our common stock, as of March 31, 2002, by:

      o each person known by us to beneficially own 5% or more of the outstanding shares of our common stock, based on filings with the SEC and certain other information,
      o     each of our executive officers and directors, and
      o     all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the SEC rules which generally require that beneficial ownership attributed to persons having voting and investment power over securities. In addition, under SEC rules, a person is deemed to be the beneficial owner of securities which may be acquired by such person upon the exercise of options, warrants or convertible securities within 60 days from the date on which beneficial ownership is to be determined.

Except as otherwise indicated in the notes to the following table,

      o we believe that all shares are beneficially owned, and investment and voting power is held by, the persons named as owners, and
      o the address for each beneficial owner listed in the table is c/o Vizacom Inc., 3512 Veterans Memorial Highway, Bohemia, New York 11716.

                                                               Amount and Nature
                                                                of Common Stock            Percentage of Shares
Name of Beneficial Owner                                      Beneficially Owned             Beneficial Owned
------------------------                                      ------------------             ----------------
Vincent DiSpigno.......................................           306,898  (1)                      5.2
David N. Salav.........................................           306,898  (2)                      5.2
Paul J. Block..........................................           300,000  (3)                      4.9
Alan W. Schoenbart.....................................            21,000  (4)                      *
Ever M. Elivo..........................................             4,750  (5)                      *
Francis X. Murphy......................................             9,498  (6)                      *
David A. Buckel........................................             6,498  (7)                      *

All officers and directors as a group (7 persons)......           955,542  (8)                     15.1

----------
*     Less than 1.0%.

      (1) Includes 48,375 shares of our common stock issuable upon exercise of options granted to Mr. DiSpigno under our various stock plans which are exercisable within the next 60 days. Does not include 75,125 shares of our common stock issuable upon exercise of options granted to Mr. DiSpigno under our various stock plans which are not exercisable within the next 60 days.

      (2) Includes 48,375 shares of our common stock issuable upon exercise of options granted to Mr. Salav under our various stock plans which are exercisable within the next 60 days. Does not include 75,125 shares of our common stock issuable upon exercise of options granted to Mr. Salav under our various stock plans which are not exercisable within the next 60 days.

      (3) Consists of 300,000 shares of our common stock issuable upon exercise of options granted to Mr. Block which are exercisable within the next 60 days.

      (4) Consists of 21,000 shares of our common stock issuable upon exercise of options granted to Mr. Schoenbart which are exercisable within the next 60 days. Does not include options to purchase 8,000 shares of common stock granted to Mr. Schoenbart which are not exercisable within the next 60 days.

      (5) Consists of 4,750 shares of our common stock issuable upon exercise of options granted to Ms. Elivo which are exercisable within the next 60 days. Does not include options to purchase 3,750 shares of common stock granted to Ms. Elivo which are not exercisable within the next 60 days.

      (6) Includes 6,498 shares of our common stock issuable upon exercise of options granted to Mr. Murphy under our various stock plans which are exercisable within the next 60 days. Does not include options to purchase 4,502 shares of common stock granted to Mr. Murphy which are not exercisable within the next 60 days.

      (7) Consists of 6,498 shares of our common stock issuable upon exercise of options granted to Mr. Buckel under our various stock plans which are exercisable within the next 60 days. Does not include options to purchase 4,502 shares of our common stock granted to Mr. Buckel which are not exercisable within the next 60 days.

      (8) Includes an aggregate 435,496 shares of our common stock issuable upon the exercise of the options discussed in notes (1) through (7) above which are exercisable within the next 60 days.

Item 12. Certain Relationships and Related Transactions

For the year ended December 31, 2000 we compensated Marc Jaffe, a former chairman of the board for his services as such at the rate of $60,000 per annum.

Pursuant to a Separation and Release Agreement between Mark E. Leininger, our former president and chief executive officer, and us, Mr. Leininger resigned from such positions. As consideration, we agreed to pay to Mr. Leininger $10,500 per month as a consultant through April 15, 2001 and we issued him 300,000 shares of our common stock. In addition, Mr. Leininger will receive 5% of the gross proceeds received by us from the sale of certain of our software subsidiaries (in addition to 10% of any portion of such gross proceeds in excess of $2 million) provided that these subsidiaries are sold to certain persons specified in this agreement.

In connection with our acquisition of PWR s, we have entered into three year employment agreements with each of Vincent DiSpigno, our president and the chief executive officer of our PWR subsidiary, and David Salav, one of our vice presidents and chief information officer, and the president of our PWR subsidiary. Each of these agreements provides for an annual base salary of $200,000 and $25,000 annual bonuses if PWR attains a 30% increase in revenues over the prior year and PWR has either at least a 20% gross margin or $1,000,000 in net income for the subject year. For the year 2000, no additional bonus was paid. Pursuant to these two employment agreements, we expanded our board of directors and elected Messrs. DiSpigno and Salav to our expanded board. During the term of these two employment agreements, we have agreed to use our best efforts to cause their reelections to our board when their initial terms expire. These two employment agreements also contain restrictions on the employee engaging in competition with us for the employment term and for one year thereafter and provisions protecting our proprietary rights and information.

Effective October 2001, the employment agreements with Messrs. DiSpigno and Salav were amended. Under the terms of the amended agreements, each of Messrs. DiSpigno and Salav's salary was reduced to $125,000 per year, and his maximum bonus was increased to $100,000, such bonus to be based on 17.5% of the quarterly net income of PWR for the fourth quarter of 2001 and the first quarter of 2003. While the employment agreements do not provide for bonuses in 2002, Messrs. DiSpigno and Salav are entitled to similar bonus payments in 2002 under the terms of the PWR merger agreement, as amended October 2001. These amendments to the employment agreements and the PWR merger agreement shall no longer be effective if by April 2002, the acquisition of SpaceLogix is not consummated and PWR does not receive $1,000,000 in working capital, in which case the terms of these employment agreements will revert to the terms of such agreements prior to the amendments. PWR did not receive the $1,000,000 of working capital and therefore the previous employment agreements reverted back to their prior terms.

At December 31, 2001, we had $311,791 of related party notes payable outstanding Messrs. DiSpigno and Salav. These notes represent the balance of the pre-acquisition accumulated retained earnings of PWR due to such selling shareholders in connection with the our March 27, 2000 acquisition of PWR. The payment terms of these notes were restructured in September 2001 so as to provide monthly installments of $25,000 until paid starting January 1, 2001. By letter agreement dated December 27, 2001 these executives deferred payment of the first two installments until March 1, 2002. By letter agreement dated March 11, 2002 such executives deferred the first three installments until April 1, 2002. By letter agreement dated April 12, 2002 these executives deferred their first four installments until May 1, 2002.

During 2001 we incurred $490,078 in legal fees and disbursements to Kaufman & Moomjian, LLC of which $83,000 is recorded in accounts payable at December 31, 2001. During 2000 we incurred $1,095,000 in legal fees and disbursements to Kaufman & Moomjian, LLC. Neil M. Kaufman, a member of Kaufman & Moomjian, LLC was chairman of the board and legal counsel until he resigned both positions on February 14, 2002. In November 2001 we awarded 300,000 options to purchase shares of our common stock to members of Kaufman & Moomjian. Additionally, as of December 31, 2001 the Company owed Kaufman & Moomjian, LLC $464,342 payable in the form of a note and certain contingent payments in the amount of $50,000, which has been recorded as a liability in our consolidated financial statements.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits.

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as a part of this annual report.

(b) Reports on Form 8-K.

We filed on Form 8-K on October 19, 2001 under Item 5 "Other Events" disclosure of a letter from Nasdaq providing for continued Nasdaq listing, information on bridge loan installments received from SpaceLogix, information regarding a condition of our merger agreement with SpaceLogix related to restructuring of our liabilities, and our agreement to provide additional merger consideration to the former selling stockholders of PWR

We filed on Form 8-K on November 21, 2001 under Item 5 "Other Events" disclosure of a restructured debt agreement with JPMorgan Chase Bank, a definitive merger agreement with SpaceLogix Inc, a new outsourcing model for Vizy NY, and the granting of options to Messrs. Kaufman, DiSpigno, and Salav.

We filed on Form 8-K on January 14, 2002 under Item 2 "Acquisition or Disposition of Assets" and Item 7 "Financial Statements, ProForma Financial Information and Exhibits" disclosure of our acquisition of SpaceLogix Inc. effective December 28, 2001, including the audited financials statements and Pro Forma presentation. This 8-K also included details of a registration rights agreement and an employment agreement with Paul Block, a former officer of SpaceLogix, and the election of Mr. Block to Class I of our Board. Additionally we reported under Item 5 "Other Events" note payment deferral agreements with Messrs DiSpigno and Salav, and Mr. Kaufman; a settlement and general release agreement with Andrew Edwards, our former president of Vizy NY; and a convertible promissory note transaction.

We filed on March 8, 2002 under Item 5 "Other Events" disclosure of SpaceLogix's agreement with MCIWorldcom to be a solutions provider.

We filed on Form 8-K/A on March 20, 2002, in respect of our Form 8-K filed on January 14, 2002, under Item 5 "Other Events" and Item 7 "Financial Statements" updated disclosure on the acquisition of SpaceLogix and updated footnote disclosure in the audited financial statements of SpaceLogix.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Vizacom Inc.
Bohemia, New York

We have audited the consolidated balance sheet of Vizacom Inc and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Serif (Europe) Limited, a wholly owned subsidiary for the year ended December 31, 2000, which statements reflect net losses constituting 17% of net losses from discontinued operations for 2000.Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Serif (Europe) Limited, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Vizacom Inc. and subsidiaries as of December 31, 2001, and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced recurring net losses, and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                            /s/ Richard A. Eisner & Company, LLP
                                                Richard A. Eisner & Company, LLP

New York, New York
April 12, 2002, except as to the
third paragraph of Note 2, as to
which the date is April 15, 2002

REPORT OF INDEPENDENT AUDITORS
The Board of Directors and Shareholders
Serif (Europe) Limited

We have audited the profit and loss account and statements of total recognized gains and losses, cash flows and shareholders' equity of Serif (Europe) Limited for the year ended December 31, 2000 (not separately included herein). These financial statements are the responsibility of the Company's directors. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with United Kingdom auditing standards and United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Serif (Europe) Limited for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United Kingdom.

Accounting principles generally accepted in the United Kingdom vary in certain respects from accounting principles generally accepted in the United States. The application of the latter would not have materially affected the determination of net loss for the year ended December 31, 2000.

As discussed in Note 1 of the Serif (Europe) Limited Statutory accounts the Company's businesses have not been profitable and the Company is in need of financial support. Note 1 describes the directors' plans to address this issue. Since the majority of these plans have not yet been implemented there is substantial doubt about the Company's ability to continue as a going concern.


/s/ Ernst & Young LLP
Ernst & Young LLP
Nottingham, England

Date 26 March 2001

                                  VIZACOM INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001

ASSETS
Current assets:
     Cash and cash equivalents                                                          $    289,603
     Receivables
         Trade, less allowances of $389,568                                                  981,237
         Other                                                                                39,755
         Notes                                                                               429,218
     Inventories                                                                             190,730
     Restricted cash                                                                         180,944
     Prepaid expenses and other current assets                                               245,083
                                                                                        ------------
         Total current assets                                                              2,356,570

Property and equipment, net                                                                  175,080
Goodwill, net of accumulated amortization of $1,083,368                                    3,589,590
Other intangible assets, net of accumulated amortization of $1,661,700                     1,873,631
Note receivable, long term                                                                   263,443
Deferred consulting costs                                                                    665,031
Other assets                                                                                  50,027
                                                                                        ------------
         Total assets                                                                   $  8,973,372
                                                                                        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Bank notes payable                                                                 $  1,214,172
     Note payable to law firm                                                                464,342
     Other current debt                                                                      250,587
     Current portion of capital lease obligations                                             17,146
     Notes payable to related parties                                                        311,791
     Accounts payable                                                                      2,143,446
     Accrued liabilities                                                                   1,612,856
                                                                                        ------------
         Total current liabilities                                                         6,014,340
Convertible notes                                                                            150,420
                                                                                        ------------
         Total liabilities                                                                 6,164,760
                                                                                        ------------

Commitments and contingencies

Stockholders' equity:
     Serial Preferred Stock, par value $.001 per share, 1,939,480 shares authorized Junior Participating Preferred Stock, Series A, 100,000 shares
       authorized, none issued and outstanding                                                    --
     Class B Voting Preferred Stock, Series A, 60,520 shares authorized, none issued
       and outstanding                                                                            --
     Common stock, par value $.001 per share,
       60,000,000 shares authorized, 4,750,008 shares issued                                   4,750
     Additional paid-in capital                                                           76,711,803
     Accumulated deficit                                                                 (73,768,836)
     Accumulated other comprehensive loss                                                   (106,210)
     Treasury stock, 310 shares, at cost                                                     (10,395)
     Common stock cancelable                                                                 (22,500)
                                                                                        ------------
         Total stockholders' equity                                                        2,808,612
                                                                                        ------------
         Total liabilities and stockholders' equity                                     $  8,973,372
                                                                                        ============

See accompanying notes to consolidated financial statements.

                                  VIZACOM INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Year ended December 31,
                                                                         -----------------------
                                                                          2001             2000
                                                                      ------------     ------------
Net sales
       Hardware                                                       $ 10,536,152     $ 11,176,975
       Website design and other services                                 1,686,012        2,280,654
                                                                      ------------     ------------
                                                                        12,222,164       13,457,629
Cost of sales
       Hardware                                                          9,237,645        9,731,978
       Website design and other services                                 1,169,265        1,385,875
                                                                      ------------     ------------
                                                                        10,406,910       11,117,853
                                                                      ------------     ------------

Gross profit                                                             1,815,254        2,339,776

Selling, general and administrative expenses                             4,698,711        5,797,173
Amortization of goodwill and other intangibles                           1,185,310        1,559,758
Impairment losses                                                        2,719,353        4,116,038
Depreciation and amortization                                            1,219,235          690,323
Restructuring expense                                                      187,584               --
Realized loss (gain) on marketable securities                               85,226       (1,095,348)
Interest and other expense, net of other income
   of $202,228 and $108,787                                                146,494          310,452
                                                                      ------------     ------------
                                                                        10,241,913       11,378,396

     Loss from continuing operations                                    (8,426,659)      (9,038,620)

Discontinued operations:
     Income (loss) from discontinued operations, less applicable
       income tax of $0 in 2001 and tax benefit of $53,116 in 2000         139,384      (10,051,643)
     Gain on sale of discontinued operations                             1,473,337               --
                                                                      ------------     ------------
     Income (loss) from discontinued operations                          1,612,721      (10,051,643)

Net loss                                                              $ (6,813,938)    $(19,090,263)
                                                                      ============     ============

Net loss per common share:
     Continuing operations                                            $      (3.96)    $      (7.82)
     Discontinued operations                                          $        .76     $      (8.70)
                                                                      ------------     ------------
     Net loss per common share - basic and diluted                    $      (3.20)    $     (16.52)
                                                                      ============     ============
     Weighted average number of common shares
       outstanding - basic and diluted                                   2,126,051        1,155,676
                                                                      ============     ============

See accompanying notes to consolidated financial statements.

                                  VIZACOM INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                                     Accumulated
                                                                                        Additional                      Other
                                                                  Common Stock           Paid-In      Accumulated   Comprehensive
                                                              Shares        Amount       Capital        Deficit     Income (Loss)
                                                           -------------  ----------   -----------   ------------   -------------
Balance at December 31, 1999                                    723,558   $      723   $49,858,212   $(47,864,635)   $ 1,750,626
Net loss                                                             --           --            --    (19,090,263)            --
Decline in market value of marketable securities                     --           --            --             --       (743,010)
Realization of increase in market value on transfer of
  marketable securities in connection with acquisitions              --           --            --             --     (1,095,348)
Currency translation adjustment                                      --           --            --             --        (46,793)
                                                                                                     ------------    -----------
Total comprehensive loss                                             --           --            --    (19,090,263)    (1,885,151)
                                                                                                     ------------    -----------
Sale of common stock in private placements, net                 201,094          201     7,590,088             --             --
Common stock issued on exercise of warrants and options          45,506           46       804,360             --             --
Common stock and options issued in connection with
   acquisitions                                                 477,592          478    11,350,989             --             --
Issuance of warrants in connection with line of credit               --           --       382,500             --             --
Issuance of common stock, options and warrants for
  consulting services                                           171,337          171       865,686             --             --
                                                             ----------   ----------   -----------   ------------    -----------
Balance at December 31, 2000                                  1,619,087   $    1,619   $70,851,835   $(66,954,898)   $  (134,525)

Net loss                                                             --           --            --     (6,813,938)            --
Reclassification adjustment for marketable securities                --           --            --             --         85,226
Currency translation adjustment                                      --           --            --             --        (56,911)
                                                                                                     ------------    -----------
Total comprehensive loss                                             --           --            --     (6,813,938)        28,315
                                                                                                     ------------    -----------
Sale of common stock in private placements, net                 149,000          149       270,079             --             --
Issuance of common stock, stock options, and warrants for
  consulting and legal services                                 187,000          187       512,454             --             --
Issuance of common stock to satisfy outstanding liabilities      27,800           28       151,190             --             --
Issuance of common stock in connection with legal and
  employee settlement agreements                                200,000          200       438,230             --             --
Common stock issued in connection with acquisitions           2,567,121        2,567     4,262,702             --             --
Restructuring of note to former legal counsel                        --           --       225,313             --             --
                                                             ----------   ----------   -----------   ------------    -----------
Balance at December 31, 2001                                  4,750,008   $    4,750   $76,711,803   $(73,768,836)   $  (106,210)
                                                             ==========   ==========   ===========   ============    ===========

                                                                            Common        Total
                                                              Treasury      Stock      Stockholders'
                                                               Stock      Cancelable      Equity
                                                           -------------  ----------    ----------
Balance at December 31, 1999                                  $(10,395)   $     --      $3,734,531
Net loss                                                            --          --              --
Decline in market value of marketable securities                    --          --              --
Realization of increase in market value on transfer of
  marketable securities in connection with acquisitions             --          --              --

Currency translation adjustment                                     --          --              --

Total comprehensive loss                                            --          --     (20,975,414)

Sale of common stock in private placements, net                     --          --       7,590,289
Common stock issued on exercise of warrants and options             --          --         804,406
Common stock and options issued in connection with
   acquisitions                                                     --          --      11,351,467
Issuance of warrants in connection with line of credit              --          --         382,500
Issuance of common stock, options and warrants for
  consulting services                                               --          --         865,857
                                                              --------    --------    ------------
Balance at December 31, 2000                                  $(10,395)         --    $  3,753,636
Net loss                                                            --          --              --
Reclassification adjustment for marketable securities               --          --              --
Currency translation adjustment                                     --          --              --
Total comprehensive loss                                            --          --      (6,785,623)
Sale of common stock in private placements, net                     --          --         270,228
Issuance of common stock, stock options, and warrants for
  consulting and legal services                                     --     (22,500)        490,141
Issuance of common stock to satisfy outstanding liabilities         --          --         151,218
Issuance of common stock in connection with legal and
  employee settlement agreements                                    --          --         438,430
Common stock issued in connection with acquisitions                 --          --       4,265,269
Restructuring of note to former legal counsel                       --          --         225,313
                                                              --------    --------    ------------
Balance at December 31, 2001                                  $(10,395)   $(22,500)   $  2,808,612
                                                              ========    ========    ============

See accompanying notes to consolidated financial statements.

                                  VIZACOM INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Year ended December 31,
                                                                          ----------------------------
                                                                              2001            2000
                                                                          ------------    ------------
Operating activities:
Loss from continuing operations                                           $ (8,426,659)   $ (9,038,620)
Adjustments to reconcile loss from continuing operations
  to net cash used in operating activities:
       Depreciation and amortization                                         2,651,932       2,165,589
       Impairment losses                                                     2,719,353       4,116,038
     Provision for doubtful accounts                                           374,084          91,864
     Realized loss (gain) on marketable securities                              85,226      (1,095,348)
     Realized loss on sale of property and equipment                             5,723              --
     Warrants and stock options issued for services                            202,311         321,504
     Changes in assets and liabilities, net of effects of acquisitions:
       Receivables                                                           1,874,473         365,114
       Inventories                                                             163,334          79,152
       Prepaid expenses and other current assets                               (98,599)        (73,881)
       Accounts payable                                                       (347,313)        628,825
       Accrued liabilities                                                    (519,617)        719,810
       Sales and value-added taxes payable                                     (42,122)        (27,257)
                                                                          ------------    ------------
           Net cash used in continuing operations                           (1,357,874)     (1,747,210)
           Net cash provided  (used) in discontinued operations                299,573      (3,136,870)
                                                                          ------------    ------------
           Net cash used in operating activities                            (1,058,301)     (4,884,080)
                                                                          ------------    ------------
Investing activities:
Purchase of property and equipment                                              (2,217)        (73,952)
Net proceeds from sale of property and equipment                                 1,750              --
Proceeds from note receivable                                                  294,839              --
Decrease (increase) in restricted cash                                         229,395          20,000
Cash disposed in business disposition                                         (537,767)             --
Decrease (increase) in other assets                                              9,093         (13,628)
Payment for acquisitions, net of cash acquired                                      --        (996,460)
                                                                          ------------    ------------
           Net cash used in continuing operations                               (4,907)     (1,064,040)
           Net cash used in discontinued operations                           (230,147)     (1,026,132)
                                                                          ------------    ------------
           Net cash used in investing activities                              (235,054)     (2,090,172)
                                                                          ------------    ------------
Financing activities:
Proceeds from sale of common stock - net                                       270,228       7,590,289
Proceeds from exercise of warrants and options                                      --         804,406
Proceeds from long-term debt and convertible note                              150,420         217,378
Proceeds from bridge loan                                                      650,000              --
Borrowings under bank notes payable                                                 --      (1,078,237)
Payment of related party notes                                                (252,076)       (698,878)
Payment of long-term debt and capital lease obligations                        (88,011)       (111,167)
                                                                          ------------    ------------
       Net cash provided by continuing operations                              730,561       6,723,791
       Net cash used in discontinued operations                                (30,335)       (255,780)
                                                                          ------------    ------------
       Net cash provided by financing activities                               700,226       6,468,011
                                                                          ------------    ------------

Effect of exchange rate changes on cash and cash equivalents                    38,896        (380,418)

Decrease in cash and cash equivalents                                         (554,233)       (886,659)
Cash and cash equivalents:
           Beginning of year                                                   843,836       1,730,495
                                                                          ------------    ------------
        End of year                                                       $    289,603    $    843,836
                                                                          ============    ============

Supplemental disclosure of cash flow information:
Cash paid during the year for:
     Interest
       Continuing operations                                              $    147,971    $    184,390
       Discontinued operations                                            $      2,727    $     25,723
     Income taxes
       Continuing operations                                              $         --    $        477
       Discontinued operations                                            $         --    $      8,945

See accompanying notes to consolidated financial statements.

                                  VIZACOM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

      Nature of Business

      Vizacom Inc. and subsidiaries ("Vizacom" or the "Company") develops, services, sells and provides information technology product and service solutions to leading global and domestic companies. Its product and service solutions include: network and systems development and integration, value-added computer product reselling, managed hosting, and data security solutions. The Company's technology solutions are highly comprehensive, generally involve several technology products and services, and aim to satisfy a specific business goal for a client. In early 2001, the Company determined to sell its historical visual communications operations and discontinued its operations in Europe (see Note 5). These actions were taken to enhance the Company's focus on growing its information technology products and service solutions business in the United States, which constitutes the Company's sole business segment. On December 28, 2001 the Company acquired SpaceLogix, Inc. (See Note 4).

      Principles of Consolidation

      The consolidated financial statements include the accounts of Vizacom Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

      Foreign Currency Translation

      The translation of foreign currencies into United States dollars for subsidiaries where the local currency is the functional currency is performed for balance sheet accounts using the exchange rate in effect at year-end and for revenue and expense accounts using an average rate for the period. The unrealized gains and losses resulting from such translation are included as a separate component of stockholders' equity in accumulated other comprehensive loss.

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

                                  VIZACOM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies (continued)

      Long-Lived Assets

            o Goodwill and other intangibles - Goodwill represents the excess of the purchase price over the estimated fair values of net assets acquired in the purchases of businesses. Goodwill has been amortized on a straight-line basis over periods ranging from 5 to 7 years. The values of other intangibles which include business processes and methodologies, workforce, and customer lists represent the fair values of these assets acquired in the purchases of businesses, as determined by independent appraisals. Business processes and methodologies, workforce, and customer lists are being amortized on a straight-line basis over periods of 3 to 7 years.

                  In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles" (SFAS 142) the Company will no longer amortize goodwill beginning January 1, 2002. Furthermore, the Company will conduct impairment analyses at least annually using one or more of the asset impairment tests described in the statement.

            o Property and Equipment - Property and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets, generally 3 to 7 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the life of the improvement or the remainder of the lease term.

            o Valuation of Long-Lived Assets - Long-lived assets such as property and equipment, goodwill and other intangibles, and investments are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

      Deferred Consulting Costs

      The value of common stock, options and warrants issued for financial advisory services is being amortized over the shorter of their terms of the related agreements or the estimated service period and the related deferred charges are included in deferred consulting costs. The Company utilizes a Black Scholes valuation model to value its stock options and warrants.

      Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. These estimates principally include provisions for sales returns and allowances, and amortization periods of goodwill and other intangibles. Actual results could differ from these estimates.

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

                                  VIZACOM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies (continued)

      Income Taxes

      The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The resulting asset at December 31, 2001 was fully reserved since management presently does not believe it is more likely than not that the tax benefit will ultimately be realized.

      Loss Per Share

      Basic loss per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted loss per share includes the dilutive effects of stock options, warrants, and convertible securities. The effects of stock options, warrants, and convertible securities have not been included in the 2001 and 2000 loss per share computations as their effect would have been anti-dilutive.

      Fair Value of Financial Instruments

      The fair value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short- and long-term debt approximate their carrying values because of short-term maturities or because their interest rates approximate current market rates.

      Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141supersedes Accounting Principles Board ("APB") Opinion 16 "Business Combinations" and SFAS No. 38 "Accounting for Pre-acquisition Contingencies," and eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS No. 141 also includes new criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or after). The Company applied the criteria under this statement in regards to its acquisition of SpaceLogix Inc. in December 2001.

      SFAS No. 142, supersedes APB Opinion No. 17, "Intangible Assets," and states that goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The discontinuing of amortization provisions under SFAS No. 142 of goodwill and indefinite lived intangible assets apply to assets acquired after June 30, 2001. In addition, the impairment provisions of SFAS 142 apply to assets acquired prior to July 1, 2001 upon adoption of SFAS 142. The Company has adopted this statement as of January 1, 2002. Under the transitional goodwill impairment test, goodwill in each reporting unit must be tested for impairment as of January 1, 2002 . The Company has six months to complete the first step of the transitional goodwill impairment test but the amounts used to perform the test must be those at January 1, 2002. If the carrying amount of the net assets of the reporting unit (including goodwill) exceeds the fair value of that reporting unit, the second step of the transitional goodwill impairment test must be completed as soon as possible, but no later than December 31, 2002. The second step of the transitional goodwill impairment test measures the amount of impairment loss by measuring the implied fair value of the goodwill against it's carrying value. An impairment loss recognized as a result of a transitional goodwill impairment test will be recognized as the effect of a change in accounting principle. Although a transitional impairment loss for goodwill may be measured in other than the first interim reporting period, it shall be recognized in the first interim period irrespective of the period in which it is measured. Therefore, a transitional goodwill impairment loss, which is measured in any period other than the first interim reporting period will require the amendment of previously filed interim period financial statements.

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of." The primary objective of SFAS No. 144 is to develop one accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. The provisions of this statement are effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of SFAS No. 144 on its financial position and results of operations.

                                  VIZACOM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies (continued)

      Reverse Stock Split

      On May 23, 2001, the Company effected a one-for-ten (1:10) reverse stock split. All share and per share data have been adjusted to give effect to the reverse stock split.

      Reclassifications

      Certain reclassifications have been made to the 2000 amounts to conform with the 2001presentation.

2.    Liquidity and Business Risks

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring net losses since its inception, and had a working capital deficiency of $3,657,770 at December 31, 2001.

      On November 20, 2001, the Company reached a definitive agreement with JPMorgan Chase Bank ("the bank") to extend the loan of approximately $1,214,000 from the bank to the Company's PWR Systems subsidiary ("PWR"), which had expired on October 29, 2001, through May 31, 2002 (see Note 9). On January 11, 2002, PWR's temporary inventory finance facility with a commercial lender terminated because the Company chose not to secure a $50,000 irrevocable letter of credit. Also in the first quarter of 2002, certain of the company's primary distributors rendered decisions effectively terminating PWR's credit line availability causing it to pay cash in advance for the majority of its purchases. The Company has identified and negotiated with a commercial finance company for a line of credit facility. Management is hopeful they can effect the agreement which will result in an extension of the May 31, 2002 due date to the bank.

      As described in Note 9, on April 15, 2002, the Company defaulted on its Note for legal services to its former counsel and chairman. Accordingly this note is reflected as a current liability. As described more fully in
      Note 4 the Company expected its placement agent to raise at least $1,000,000 in net proceeds for the Company. In connection therewith, the placement agent has placed or arranged such financing through April 15, 2002.

      The promissory note held by the Company from its former visual communications subsidiary provides for the Company to receive $480,000 in 2002. The Company believes that over the next twelve months it will need to raise at least an additional $1,000,000 to meet its currently anticipated liquidity and capital expenditure requirements. Management intends to seek additional financing through a variety of methods. There can be no assurance that the Company will be successful in completing any such financing, or that the terms of any such financing will be beneficial to the Company or its stockholders. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                  VIZACOM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    Statements of Cash Flows

                                                                                  2001          2000
                                                                               -----------   -----------
Supplemental disclosure of non-cash financing and investing activities:

Continuing operations:
    Net assets acquired for common stock, stock options, and notes payable     $ 3,915,269   $ 7,699,245
    Unrealized holding (loss) gain on marketable securities                    $        --   $  (743,010)
    Issuance of common stock, warrants, and stock options issued for
      deferred consulting costs                                                $   490,141   $   656,993
    Issuance of common stock for contingent purchase consideration             $   350,000   $        --
    Issuance of common stock/stock options in payment of liabilities           $   146,837   $   269,361
    Issuance of common stock to settle reserved legal liability                $   240,500   $        --
    Note receivable for business disposition                                   $   987,500   $        --
    Fixed assets acquired with capital lease obligations                       $     4,005   $    16,259
    Accounts payable settled for related party note and capital contribution   $   739,655   $        --

  Discontinued operations:
    Net assets acquired for common stock and notes payable                     $        --   $ 4,560,832

4.    Acquisitions and Related Agreements

      SpaceLogix, Inc.: On December 28, 2001, the Company acquired SpaceLogix, Inc. ("SpaceLogix"). SpaceLogix is a facilities-based managed services provider that resells co-location and network management services through its relationships with landlords, major telecommunications companies, utilities, and other third-party data center owners. Under the terms of the letter of intent signed in connection with the merger in September 2001, with this privately held New York City based company, each party agreed to several terms and conditions, which were a precursor to the December merger closing. Those terms and conditions were as follows:

            o Bridge Loan: SpaceLogix extended to the Company a series of secured bridge loans for a total of $650,000, and in connection therewith received 400,000 shares of the Company's common stock. The bridge loan bore interest at 9% and was secured by a second position, subordinated to the security interest of the bank, in the Company's promissory note from Serif Inc. The Company agreed to utilize approximately $450,000 of the total bridge loans for working capital of its PWR subsidiary, though this condition was not met and was waived at closing. On September 18, 2001, the Company received the first $250,000 installment of the bridge loan, and issued 200,000 shares of its common stock to SpaceLogix. On October 10, 2001, the Company received the second $200,000 installment of the bridge loan, and issued 100,000 shares of its common stock to SpaceLogix. The final $200,000 installment of the bridge loan was received in November 2001. The bridge loan payable recorded on the Company's books and the corresponding bridge note receivable on the books of SpaceLogix were cancelled upon the consummation of the merger. The 400,000 shares of the Company's common stock were distributed pro rata to the shareholders of SpaceLogix Inc. just prior to the consummation of the merger.

                                  VIZACOM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    Acquisitions and Related Agreements (continued)

            o Placement Agent and Investment Banking Agreement: Certain stockholders of an investment banking firm were affiliated or associated with SpaceLogix. A condition of the merger related to this investment banker being hired as placement agent to assist with raising $1,000,000 of net proceeds in a financing (the "$1MM financing "). It was agreed that 784,188 ("the Escrow Shares") of the shares to be issued in connection with the SpaceLogix merger would be held in escrow, a portion of which will be released upon the successful completion of the $1MM financing if completed within 120 days of the merger closing. The remaining portion of the escrow shares are subject to the indemnification provisions of the merger which provide for a one year period for the Company to enforce its rights under such provisions. The shares to be released from escrow for upon completion of the $1MM financing are calculated based upon a formula multiplying the Escrow Shares by a fraction, the numerator of which is $500,000 and the denominator is the average market price of the Company's common stock for the five days preceding the release date of the shares from escrow. The remaining shares will be held in escrow to secure representations made of SpaceLogix shareholders in connection with the Company's wholly owned subsidiary. As compensation for the aforementioned financing, the placement agent will receive an 8% cash commission, a 2% non accountable expense allowance, and warrants for 10% of the shares sold in the financing exercisable at 150% of the offering price of the stock in the financing. In addition, upon the completion of the $1MM financing, the Company will enter into an investment banking agreement with this placement agent. The investment banking agreement will provide as compensation for such services, warrants to purchase 400,000 shares of common stock of the Company, 200,000 of which shall be exercisable at 120% and 200,000 of which shall be exercisable at 150% of the market price of the Company's common stock as of the date of such investment banking agreement.

            o Restructuring of Liabilities: The Company was required to restructure or satisfy approximately $1,000,000 of current liabilities as of June 30, 2001 to the reasonable satisfaction of SpaceLogix. Through a series of transactions completed as of September 30, 2001, the Company achieved this objective to the satisfaction of SpaceLogix management. The transactions were as follows: (a) The Company entered into an agreement with its former corporate legal counsel, of which its former Chairman of the Board is a member, to reduce and restructure outstanding liabilities totaling $739,655 as of September 30, 2001. This agreement reduced the amount owed to this firm by $300,000 and provided for the issuance by the Company to such firm of a secured promissory note in the principal amount of $439,655, bearing interest at 6.6% per annum. The promissory note provides for monthly payments, which began March 15, 2002, with a provision for a $125,000 prepayment upon the completion of a financing contemplated by the SpaceLogix letter of intent. The note is collateralized by the Company's interest in the promissory note from Serif Inc, subordinated to the security interest of the bank in the note. The Company has reduced the recorded liability to its former corporate counsel from the previous September 30, 2001 total of $739,655 to $514,342, representing the total of the principal amount of the note, interest thereon over the term of the note, and certain contingent payment amounts. The resulting reduction in indebtedness, or $225,313, has been recorded as a contribution to capital; (b) the Company entered into amendments to the PWR Merger Agreement and employment agreements with its President and its Vice President and Chief Technology Officer, each of whom is also a director of the Company, pursuant to which their annual salaries are reduced from $200,000 to $125,000 each effective on October 1, 2001. These two officers will also receive payments of 17.5% each, of net income (as defined) of the Company's PWR subsidiary in excess of pre-determined quarterly targets through the first quarter of 2003. Net income is defined as the income of PWR before amortization of intangibles, interest on the notes payable to these officers, the bonuses payable to these officers, and corporate overhead (as defined). These amendments will automatically terminate if PWR does not receive $1,000,000 of working capital from either the bridge loan, the $1MM financing, or other transactions by April 1, 2002 (see event of reversion in Note 17); or (ii) PWR does not retain the $1,000,000 of working capital due to payments made to the Company or its other subsidiaries other than normal inter-company management fee payments. In addition, as of September 30, 2001, the Company agreed to restructure the payment schedule on the remaining $306,951 of the notes payable by the Company to these officers, with aggregate payments of $25,000 per month commencing on January 1, 2002, later deferred to April

                                  VIZACOM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    Acquisitions and Related Agreements (continued)

      1, 2002 (see Note 14). These notes are collateralized by the Company's Serif Inc. promissory note, which security interest is subordinated to the security interest therein held by the bank and the Company's former corporate counsel in such note; (c) on September 28, 2001, the Company settled, for 130,000 shares of the Company's common stock valued at $240,500, a pending arbitration relating to an investment banking agreement, which it had terminated. $232,000 had been reserved for this contingent liability, and (d) also as of September 28, 2001, the Company entered into an agreement to issue 10,000 shares of its common stock to settle $14,119 of outstanding current liabilities to a law firm.

      Acquisition: The aggregate purchase price for SpaceLogix, including all direct costs, was $3,484,051 and was paid through the issuance of 1,846,251 shares and warrants and options to purchase 600,197 shares of the Company's common stock, to the SpaceLogix stockholders. The number of shares, warrants and options ultimately issued include the effects of termination agreements reached with certain employees shortly after the merger. SpaceLogix also received the right to appoint one director to the Company's Board of Directors. The $3,589,590 cost in excess of the fair value of the net liabilities acquired of ($105,539) was allocated to goodwill in accordance with an independent appraisal. The purchase price was calculated as follows:

      Calculation of Purchase Price for Business Acquired:
        Common stock, warrants and stock options issued                   $ 3,294,270
        Bridge loan and interest forgiven                                    (662,297)
        Common stock paid for bridge loan, net of $28,000 debt discount       557,000
        Transaction costs, principally professional fees                      295,078
                                                                          -----------
      Total purchase price                                                  3,484,051

       Fair market value of net liabilities assumed:
                   Current assets                                             112,440
                   Non-current assets                                          17,500
                                                                          -----------
                     Total assets                                             129,940
                   Current liabilities                                        235,479
                                                                          -----------
                      Total net liabilities                                  (105,539)
                                                                          -----------
      Goodwill recorded                                                   $ 3,589,590
                                                                          ===========

      Registration Rights Agreement: In accordance with the merger agreement, the Company entered into a registration rights agreement in which the Company agreed, subject to certain conditions, to use its best efforts to register for resale 1,127,500 shares of its common stock issued to certain former SpaceLogix stockholders within 30 days following the final closing date of the $1MM financing.

      Employment Agreement: On December 28, 2001, the Company also entered into a two-year employment agreement with a former consultant to SpaceLogix. The employment agreement with this consultant provides for his service as the Company's Executive Vice President of Marketing and Administration in return for, among other things, an annual base salary of $160,000, the granting of options to purchase 300,000 shares of the Company's common stock at an exercise price of $.7875 per share (105% of the market price of the common stock on the date of grant) and an annual incentive compensation payment equal to seven percent of the Company's annual pre-tax income, as defined. The employment agreement also contains restrictions on this consultant competing with the Company for the term of the agreement and for one year thereafter, as well as provisions protecting the Company's proprietary rights and information. This consultant also was elected as a member of the Company's Board of Directors effective upon the closing of the SpaceLogix acquisition to serve until the annual meeting of stockholders in 2003, unless he shall resign, become disqualified or otherwise be removed from office.

                                  VIZACOM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    Acquisitions and Related Agreements (continued)

      Other acquisitions:

      Renaissance Multimedia: On February 15, 2000, the Company acquired Renaissance Computer Art Center, Inc., d/b/a Renaissance Multimedia ("RM"), a New York City based interactive web site design firm. The aggregate purchase price, including all direct costs, was $2,706,563 and was paid through the issuance of 44,987 shares of the Company's common stock and a $250,000 cash payment to the Renaissance stockholders. The Company entered into a three-year employment contract with the President of RM at an annual salary of $175,000, with certain performance bonus targets. Additionally, the Company granted options to purchase an aggregate of 60,000 shares of its common stock under its 1994 Long Term Incentive Plan to certain employees of RM. The $2,483,130 cost in excess of the fair value of the net tangible assets acquired of $223,433 was allocated to goodwill and other intangible assets in accordance with independent appraisals. In November 2001, the Company adopted an outsourcing model for this subsidiary, also known as Vizy Interactive - New York ("Vizy NY"). See Note 6. In connection with the adoption of the outsourcing model and the Company's periodic evaluation of its intangible assets, the Company recorded impairment charges of $1,422,001 in the fourth quarter of 2001, relating to all of the remaining goodwill and other intangible assets recorded by the Company in this acquisition.

      Junction 15 Limited: On March 9, 2000, the Company acquired all of the outstanding shares of Junction 15 Limited ("J15"), a London based interactive web site design firm. The aggregate purchase price, including all direct costs, was $2,729,593 and was paid through the issuance of 68,182 shares of the Company's common stock and a $250,000 cash payment. The direct costs include 1,404 shares of the Company's common stock, which was paid as a finder's fee. The Company entered into three-year employment agreements with two directors and stockholders of J15, with annual salaries of approximately $150,000 and $80,000, respectively, with various provisions for pensions, commissions, and bonuses. In January 2001, these employment agreements were terminated, and are currently the subject of a lawsuit (see Note 17). The Company granted options to purchase an aggregate of 25,000 shares of its common stock under its 1994 Long Term Incentive Plan to certain employees of J15. The $2,724,422 cost in excess of the fair value of the net tangible assets acquired of $5,171 was allocated to goodwill and other intangible assets in accordance with independent appraisals. On February 2, 2001 J15 was placed into creditors voluntary liquidation in the United Kingdom (see Note 5).

      PWR Systems: On March 27, 2000, the Company acquired PWR Systems ("PWR"), a Long Island, New York based interactive integrator and value-added reseller of computer and digital information equipment, for $8,907,578. The purchase price was paid in the form of a $1,000,000 cash payment, one-year promissory notes in the aggregate principal amount of $500,000, convertible into the Company's common stock at $30 per share, and payable in equal monthly installments with interest of 6.3% per annum, and 150,000 shares of the Company's common stock, valued at $30 per share, issued to the two selling stockholders of PWR. The acquisition agreement also calls for additional contingent consideration of up to $350,000 per annum for the three-year period following the acquisition based upon increases in PWR's earnings before interest, taxes, depreciation, and amortization. The Company was further obligated to issue additional common stock if, during the twelve months following the acquisition, the market price of the Company's common stock fell below $10 per share for any thirty consecutive trading-day period. On December 6, 2000, the Company issued to the PWR selling shareholders an aggregate of 56,000 shares of common stock in payment of the first year contingent consideration under the contract. On December 6, 2000 the PWR selling shareholders received 1,017 shares of common stock and received another 91,290 shares in 2001 as a result of the decline in the Company's share price below $10 for thirty consecutive days. On December 27, 2001 the Company issued to the PWR selling shareholders an aggregate of 209,580 shares of common stock in payment of the second year contingent consideration under the contract. The Company entered into three-year employment agreements with PWR's selling stockholders providing for annual salaries of $200,000 each, and provisions for bonuses upon attaining specified performance thresholds. Such contracts were amended in connection with the SpaceLogix merger discussed above. Additionally, the Company granted options to purchase an aggregate of 75,000 shares of its common stock under its 1994 Long Term Incentive Plan to officers, employees and independent contractors of PWR. Furthermore, the Company agreed to prepay, under certain circumstances, the notes payable in the original principal amount of $762,745 to the PWR selling

                                  VIZACOM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    Acquisitions and Related Agreements (continued)

      stockholders, equivalent to the retained earnings of PWR at the closing date. At December 31, 2001 the balance of these related party notes was $311,791. On January 10, 2001, the foregoing notes were amended to extend the payment schedule until December 2001. The payment schedule was further modified in connection with the SpaceLogix acquisition as discussed above. The $8,620,960 cost in excess of the fair value of the net tangible assets acquired of $286,618 was allocated to goodwill and other intangible assets in accordance with independent appraisals. In connection with the Company's periodic evaluation of its intangible assets, the Company recorded impairment charges of $1,297,352 and $4,116,038 in the fourth quarter of 2001 and 2000, respectively, relating to the goodwill and other intangibles recorded by the Company in this acquisition.

      Finders Agreement: On August 10, 1999 the Company entered into an agreement with a finder pursuant to which should the finder provide assistance to the Company in finding or advising with respect to an acquisition or acquisitions, the Company shall pay a fee payable in shares of common stock of Xceed Inc., valued at $13.375 per share (the closing price on the date of the agreement), equivalent to 10% of the purchase price of the acquisition(s), up to a maximum of $800,000. The agreement resulted in the Company transferring the balance of its shares of Xceed common stock in August 1999, or 66,185 shares of Xceed common stock, from trading securities to available-for-sale securities. This resulted in the recognition of an unrealized holding gain at the date of transfer of $322,652. The Company recorded a realized gain of $1,095,348 during the period ended December 31, 2000 related to 59,813 shares of Xceed common stock transferred to this third party in connection with the Company's acquisitions of RM and PWR. The gain represents the realization of the appreciation in market value at the dates of these acquisitions. The third party received 14,953 shares of Xceed common stock for the RM acquisition and 44,860 shares of Xceed common stock for the PWR acquisition, resulting in respective gains of $371,962 and $723,386. The market value of the Xceed shares at the time of the RM and PWR acquisitions during the first quarter of 2000 has been recorded as an additional cost of these acquisitions. After the transfer to the finder the Company had 6,372 shares remaining which it recorded in early 2001 as a realized loss of $85,226 on marketable securities when Xceed went bankrupt.

      interMETHODS Limited: On October 11, 2000, the Company acquired all of the outstanding shares of interMETHODS Limited ("IML"), a London based e-business technology solutions provider. The aggregate purchase price, including all direct costs, was $2,499,476 and was paid through the issuance of 156,002 shares of the Company's common stock and an obligation to make a $104,075 deferred payment, which bears interest at 8% per annum and was due January 11, 2001. The deferred payment is currently the subject of litigation more fully described in Note 17. The Company entered into three-year employment agreements with the three former stockholders of IML, with annual salaries of approximately $120,000 each, with various provisions for pensions and bonuses. Additionally, the Company granted options to purchase an aggregate of 25,000 shares of its common stock under its 1994 Long Term Incentive Plan to certain employees of IML. The $2,357,939 cost in excess of the fair value of the net tangible assets acquired of $141,537 was reflected as goodwill. On February 2, 2001 IML was placed into creditors voluntary liquidation in the United Kingdom (See
      Note 5).

      Pro Forma Results: The following table presents the unaudited pro forma results of the Company as though the transactions had occurred on January 1, 2000. The 2001 pro forma includes the results for SpaceLogix since its inception, or April 26, 2001. The 2000 pro forma information includes the acquisitions of RM, PWR, J15, and IML as if the acquisitions had occurred on January 1, 2000. The 2000 presentation does not include SpaceLogix since its inception was only April 26, 2001. Pro forma results are not necessarily indicative of actual results.

                                                        Unaudited
                                                  --------------------
                                                  2001            2000
                                                  ----            ----
       Net sales from continuing operations   $ 12,155,724    $ 18,040,041
       Net loss                                 (7,163,885)     (9,456,250)
       Net loss per common share              $      (3.37)   $      (8.20)

                                  VIZACOM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    Plan of Restructuring; Discontinued Operations

      Restructuring: In early 2001, the Company determined to restructure its operations and management team. Certain members of management and other employees resigned or were terminated. The Company relocated its principal executive offices. The Company entered into an agreement dated as of March 27, 2001 to terminate its sublease for space in Teaneck, New Jersey. In accordance with the agreement, the premises were vacated on March 31, 2001 with no further lease obligations for the premises. The Company recorded a restructuring charge of $187,584, primarily relating to the 30,000 shares of common stock, valued at $168,750, which it gave its former chief executive on termination.

      Divestiture of Overseas Internet Operations: In addition, the Company determined to divest its software and overseas operations so as to better focus on developing its internet and technology solutions business in the United States. Accordingly, on January 9, 2001, the Company entered into an agreement with a German company for the sale of certain assets and assumption of liabilities of the Company's Aachen, Germany contact center operation, including the assumption of the remaining lease obligation. The agreement called for a payment to the Company of approximately $100,000, of which approximately $50,000 would be utilized to pay remaining tax obligations of the Company's previously owned Serif GmbH subsidiary. This subsidiary was sold with the visual communications operations sale on March 31, 2001. The $100,000 payment was never received. The Company commenced legal proceedings to collect this amount but was unsuccessful as the defendant entered formal liquidation in Germany. Additionally, the new owners of Serif GmbH put this company into liquidation. On February 2, 2001, J15 and IML, two companies in England, which the Company acquired in 2000, were placed into creditors voluntary liquidation in the United Kingdom. As of December 31, 2000 all of the assets and liabilities of these entities were written off, resulting in an impairment charge of $4,511,063 as detailed below. These software and overseas operations are reflected in discontinued operations.

      Current assets                                            $  111,621
      Noncurrent assets                                          4,612,103
                                                                ----------
                                                                 4,723,724
      Current liabilities                                          212,661
                                                                ----------
                                                                $4,511,063

      Sale of Serif Software Operation: On March 31, 2001, the Company sold its wholly owned, United Kingdom-based subsidiary, Serif (Europe) Limited ("Serif Europe") and its subsidiaries to an English company, GW 313 Limited (the "Buyer") owned by the management team of Serif Europe and Serif Europe's wholly owned subsidiary, Serif Inc. The operations of Serif Europe, Serif Inc., and Serif Europe's other wholly owned subsidiaries, Serif GmbH and Dialog 24 Limited, together with the Company's Software Publishing Corporation ("SPC") subsidiary, comprised in all material respects its visual communications operations. The Company received $150,000 in cash at closing, the use of which is restricted due to the foreign liquidated entities legal matter described in Note 17. The Company also received a promissory note from Serif Inc. in the aggregate principal amount of $987,500, which note bears interest at a rate of 10% per annum, and which is payable $40,000 per month, except for April and November, in which months the payments are $30,000 and $50,000, respectively. The Buyer has guaranteed this promissory note and has pledged the shares of Serif Europe as collateral therefor. The Company or one of its subsidiaries remained responsible for liabilities aggregating approximately $314,000 at December 31,2001which have been recorded on the Company's books.

      As part of the transaction, Serif Europe received a 12-month exclusive license in Europe and a 24-month non-exclusive license in the rest of the world with respect to the software of the Company's SPC subsidiary. Serif Europe was also granted a non-exclusive license to use SPC's Harvard Graphics(R) brand name for the purpose of selling repackaged Serif products using such name. These licenses were granted pursuant to the software license agreement, dated as of March 31, 2001, between SPC and Serif Europe. Each of such licenses is renewable if minimum royalty and other conditions are met. In consideration therefor, Serif Europe is obligated to pay a royalty fee of 12.5% in respect of sales of SPC software and 3% of sales of repackaged Serif software. The Company also agreed that while it continues to own SPC, it would not compete with Serif in the software business as long as these licenses are in effect. Royalty fees received by the Company under these agreements since the sale of Serif Europe has not been significant.

                                  VIZACOM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    Plan of Restructuring; Discontinued Operations (continued)

      The gain on the Serif Europe sale was comprised as follows:

      Calculation of Gain on Assets Disposed:

            Cash received at closing                                $   150,000
            Note receivable from Serif Inc.                             987,500
            Currency gains, professional fees, and other sale costs      99,659
            Net liabilities assumed by the buyer                        236,178
                                                                    -----------
            Gain on sale                                            $ 1,473,337
                                                                    ===========

      The assets and (liabilities) of the discontinued operations as of the date of disposition, March 31, 2001 were as follows:

            Total assets                                            $ 2,417,887
            Total liabilities                                        (2,654,065)
                                                                    -----------
                      Net liabilities of discontinued operations    $  (236,178)
                                                                    ===========

      The Company's visual communications operations and London interactive business have been accounted for as discontinued operations and, accordingly, their operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows for all years presented.

      Information relating to the results of operations of the discontinued operations for the years ended December 31, 2001 and 2000 is set forth below:

                                                             2001           2000
                                                             ----           ----
         Net sales                                       $  3,735,033   $ 14,422,305
         Cost of sales                                        696,432      3,972,810
                                                         ------------   ------------
         Gross profit                                       3,038,601     10,449,495

         Selling, general and administrative and other      2,899,216     16,043,191
         Impairment loss                                           --      4,511,063
                                                         ------------   ------------
                                                            2,899,216     20,554,254

         Income (loss) before income taxes                    139,385    (10,104,759)
         Income tax expense  (benefit)                             --        (53,116)
                                                         ------------   ------------
         Income (loss) from discontinued operations      $    139,385   $(10,051,643)
                                                         ============   ============

6.    Restructuring of Vizy NY

      In late November 2001, the Company reduced its Vizy NY expenses by terminating eight employees and moving toward an outsourcing model for fulfilling its website development services. Additionally, one of the Company's vice presidents and the president of Vizy NY resigned from such positions as of November 20, 2001. As of such date, the Company entered into a settlement and general release agreement with this person, pursuant to which the Company paid his accrued but unpaid salary as of such date, issued to him 40,000 restricted shares of its common stock and issued a promissory note to him in the principal amount of $30,000. Such promissory note provides that it is to be paid over four months, beginning in the month following the earlier of (i) the closing of the $1MM financing or
      (ii) the end of the first calendar quarter in which the Company has working capital of at least $30,000. In connection with the issuance of the 40,000 shares to this person, the Company entered into a registration rights agreement and a lock-up agreement with him. The Company also relocated the offices of Vizy NY in December 2001 to combine them with SpaceLogix. The Company moved Vizy NY's operation toward an outsourcing model through which it may identify and procure the services of third-party web development companies to fulfill the website development requirements of its clients. In connection with this restructuring the Company wrote off the balance of Vizy NY's remaining goodwill and other intangibles, or $1,422,001.

                                  VIZACOM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    Restructuring of Vizy NY (continued)

      Operating information relating to Vizy NY included in continuing operations are shown below:

                           2001           2000
                           ----           ----
      Net sales         $ 1,292,935    $ 1,934,974
                        ===========    ===========
      Impairment loss   $ 1,422,001    $        --
                        ===========    ===========
           Net loss     $(2,391,844)   $(1,068,399)
                        ===========    ===========

7.    Property and Equipment

      Property and equipment consists of the following as of December 31, 2001:

          Computer equipment..........................         $ 343.854
          Computer software...........................            72,657
          Office furniture and equipment..............           143,975
                                                               ---------
                                                                 560,486
         Less accumulated depreciation................           385,406
                                                               ---------
         Total........................................         $ 175,080
                                                               =========

      Depreciation expense applicable to continuing operations for the years ended December 31, 2001 and 2000, was $88,537and $50,302, respectively.

8.    Leases

      The Company leases various office space under non-cancelable operating leases. In addition to the fixed rentals, certain of the leases require the Company to pay additional amounts based on specified costs related to the property. Certain of the leases have renewal options for periods of up to 2 years.

      On December 14, 2001 the Company entered into a surrender agreement for its leased data center facility space in Great River, New York. Under the agreement the Company surrendered its existing data center space which consisted of 3,817 square feet under lease through August 31, 2005, for a new lease for 1,757 square feet commencing December 14, 2001 and ending October 31, 2006. SpaceLogix has a two-year sublease for approximately 2200 square feet in New York City.

      The Company is obligated under various capital leases for computer and office equipment that expire at various dates during the next year. The book value of capital leases included in fixed assets was as follows at December 31, 2001:

      Computer equipment ...............................         $ 35,976
      Office equipment .................................            4,005
                                                                 --------
                                                                   39,981
      Less accumulated amortization ....................          (14,587)
                                                                 --------
      Total ............................................         $ 23,395
                                                                 ========

      The Company leases various office space under non-cancelable operating leases. In addition to the fixed rentals, certain of the leases require the Company to pay additional amounts based on specified costs related to the property. Certain of the leases have renewal options for periods of up to 2 years.

      On December 14, 2001 the Company entered into a surrender agreement for its leased data center facility space in Great River, New York. Under the agreement the Company surrendered its existing data center space which consisted of 3,817 square feet under lease through August 31, 2005, for a new lease for 1,757 square feet commencing December 14, 2001 and ending October 31, 2006. SpaceLogix has a two-year sublease for approximately 2200 square feet in New York City.

                                  VIZACOM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    Leases (continued)

      The Company is obligated under various capital leases for computer and office equipment that expire at various dates during the next year. The book value of capital leases included in fixed assets was as follows at December 31, 2001:

      Computer equipment ...............................         $ 35,976
      Office equipment .................................            4,005
                                                                 --------
                                                                   39,981
      Less accumulated amortization ....................          (14,587)
                                                                 --------
      Total ............................................         $ 23,395
                                                                 ========

      Future minimum lease payments under noncancellable operating leases primarily for office and warehouse space and the present value of future minimum lease payments under capital leases as of December 31, 2001 are as follows:

                                                       Capital    Operating
                                                        Leases     Leases
                                                       --------   ---------
      Year ending December 31:
       2002 ........................................   $ 19,029   $181,912
       2003 ........................................         --    176,825
       2004 ........................................         --     57,038
       2005 ........................................         --     41,290
       2006 ........................................         --     34,408
                                                       --------   --------
      Total minimum lease payments .................   $ 19,029   $491,473
                                                                  ========
       Less amount representing interest (at rates
       ranging from 20% to 25.8%) ..................      1,883
                                                       --------
      Present value of net minimum capital lease
      payments .....................................   $ 17,146
       Less current installments ...................     17,146
                                                       --------
      Capital lease obligations ....................   $     --
                                                       ========

      Total rental expense for operating leases charged to continuing operations for the years ended December 31, 2001 and 2000 was approximately $214,000 and $250,000 respectively.

9.    Debt

      Bank Notes Payable: The bank notes payable consisted of ninety-day renewable term notes secured by the assets of PWR and guaranteed by the Company. The notes bore interest at prime plus one-half percent. On November 20, 2001 the Company reached a definitive agreement with the bank to extend the loan of $1,214,172 to PWR, which had expired on October 29, 2001, through May 31, 2002. In that regard, PWR issued to the bank a new six-month note, bearing interest at prime plus one-half percent, with the following payment terms: (a) no principal payments through February 28, 2002, except that the Company agreed to pay $125,000 out of the proceeds of an anticipated financing and an additional $25,000 out of each $1 million in additional net proceeds above $1 million that the Company raises in such anticipated financing, (b) interest payments on the fifteenth of each month commencing December 15, 2001, (c) $40,000 principal payments on March 1, 2002 and April 1, 2002, (d) a $30,000 principal payment on May 1, 2002, and (e) the balance on May 31, 2002. In connection with this six-month note, the Company has provided the bank with a first priority lien on its promissory note from Serif Inc. Pursuant to an Inter-creditor Agreement, dated November 20, 2001, SpaceLogix, Inc., the Company's former corporate legal counsel and the former principals of PWR, who also hold a security interest in the Serif note, agreed to subordinate their security interests to that of the bank. Additionally, the Company's Software Publishing Corporation ("SPC") subsidiary has guaranteed the note issued by PWR to the bank and granted a first priority lien on its assets.

                                  VIZACOM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    Debt (continued)

      Note payable to law firm: As described in Note 4, this $464,342 note to former corporate legal counsel for services is payable in monthly installments of $25,000, until paid in full, and bears interest at 6.6% per annum. By letter agreement dated December 27, 2001, this note originally scheduled for repayment on January 1, 2002, was extended to include all monthly installments from January through March 2002, or $75,000, and become due March 1, 2002. In March 2002 the Company paid $25,000 with the proceeds of a short-term loan for like amount, and obtained a thirty-day waiver under the default provisions of the note from the former legal counsel. This note is secured by a second position on the Serif note held by the bank. The Company did not make the payment for April 2002, and has defaulted on this debt for legal services. The
      Company has received a waiver of its cross default provisions with the bank.

      Convertible Notes: The Company received proceeds of $150,000 on December 14, 2001 from these notes, bearing interest at 6% per annum. On January 2, 2002, this notes with $475 of accrued interest, the holders of these notes exercised their right to convert this note into 240,760 shares of the Company's common stock at $.625 per share.

      Other current debt consisted of the following at December 31, 2001:

      Amount payable to former stockholder of interMETHODS, 8%                $112,566
      Directors and officers insurance premium financing, 9.2%, monthly
          installments of $10,128 through September 2002                        88,301
      Note payable to former President of Vizy NY, 8%, monthly installments
         of $7,500                                                              29,302
      Insurance premium financing, 6.5%, monthly installments of $4,052
       through April 2002                                                       15,993
      Insurance premium financing, 15.3%, monthly installments of $780
       through July 2002                                                         4,425
                                                                              --------
                                                                              $250,587
                                                                              ========

      Unsecured line of credit: On January 8, 2000, the Company entered into an agreement, which was amended as of March 15, 2000, for a maximum $1,000,000 unsecured line of credit note arrangement with a foreign company. Advances under the arrangement bear interest at 8%. The Company borrowed $1,000,000 on February 17, 2000. This borrowing was paid in full with accrued interest on March 20, 2000. The Company issued seven-year warrants to purchase an aggregate of 25,000 shares of its common stock exercisable at $30 per share in connection with this credit facility. The warrants were valued at $382,500, using a Black Scholes model and the following assumptions: 85% volatility, 2-year term, a 5.30% risk free rate, and no dividend yield. The warrant value was charged to interest expense over the two-year benefit period. This agreement expired in January 2002.

      Inventory Finance Facility: On August 25, 2000, PWR entered into a temporary $500,000 inventory financing security agreement with a finance company. The temporary financing facility provided for 21 to 30 day financing without interest as long as payment is made within the allowable terms. The line is presently collateralized by a second lien on all of the assets of PWR and is guaranteed by the Company. On January 11, 2002, PWR's temporary finance inventory finance facility was terminated because the Company decided not to put up a $50,000 irrevocable letter of credit and closed the facility. In April 2002, the lender agreed to establish a new inventory finance facility with similar terms in consideration of the Company securing a $150,000 letter of credit as collateral.

      Supplier Lien: In December 2000, one of PWR's major suppliers was granted a third lien on its assets.

                                  VIZACOM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.   Stockholders' Equity

      a)    Common Stock

            o     Sale of Common Stock in Private Placements:

      2000: In March and July 2000, the Company completed two private placements in which it sold 201,094 shares of its common stock for gross proceeds of $8,995,545. Under one of these private placements, the Company sold 93,695 shares of its common stock and received gross proceeds of $4,216,294 primarily from U.S. investors. In the other private placement, the Company sold 76,247 shares of common stock in March and 31,152 shares of common stock in July and received gross proceeds of $3,392,996 and $1,386,255, respectively, primarily from European investors.

      2001: On January 26, 2001, the Company accepted subscriptions for and subsequently issued a total of 149,000 shares of common stock from 13 accredited investors for gross proceeds of $372,500. In connection with this private placement, the Company issued three-year warrants to purchase 2,300 shares of common stock at an exercise price of $2.50 per share as a finder's fee.

            o Common stock and options issued in connection with acquisitions

      2000: In connection with acquisitions, the Company issued 477,592 shares and options to purchase 50,000 shares of the Company's common stock valued at $11,351,467, in four separate transactions as follows: (a) on February 15, 2000, the Company issued 44,987 shares in connection with the RM acquisition valued at $1,750,000; (b) on March 9, 2000, the Company issued 69,585 shares in connection with the Junction 15 acquisition, valued at $2,350,007; (c) on March 27, 2000 the Company issued 207,018 shares and options to purchase 50,000 common shares to consultants in connection with the PWR acquisition valued at $4,854,135 and $186,500, respectively, and
      (d) on October 11, 2000, the Company issued 156,002 shares in connection with the interMETHODS acquisition valued at $2,210,825.

      2001: In connection with acquisitions the Company issued 2,567,121 shares and warrants and options to purchase 600,197 shares of the Company's common stock, valued at $4,265,269 in three separate transactions as follows: (a) on May 17, 2001, the Company's stockholders approved the issuance of shares to the Company's President and Vice President and Chief Information Officer, who were the former selling shareholders of PWR, due under the March 27, 2000 merger agreement with PWR, as amended. In connection therewith, the Company issued 45,645 shares to each of the former PWR selling shareholders, or 91,290 in the aggregate; (b) On September 14, 2001, the Company agreed to issue an aggregate 209,580 shares of common stock, valued at $350,000, subject to shareholder approval, which was obtained in December, to the PWR selling shareholders as additional merger consideration in accordance with the provisions of the March 27, 2000 merger agreement with PWR, as amended, and (c) the Company issued 2,246,251 shares and 600,197 warrants and options in connection with the acquisition of SpaceLogix on December 27, 2001, including related bridge loan transactions during the period September to November 2001. 443,380 of these options or warrants have an exercise price equal to $.86 per share, 110% of the average per share closing price for the five trading days prior to the closing of the acquisition. 156,817 of these options or warrants have an exercise price of $.825 per share, 110% of the closing price on the day prior to the closing of the acquisition. 784,188 of the shares are being held in escrow subject to the completion of the $1MM financing. The warrants were valued using a Black Scholes model and the following assumptions: 85% volatility, 5-year term, a 4.39% risk free rate, and no dividend yield. The aggregate value of the common shares and warrants were $3,575,926 and $303,343, respectively. In addition, the Company issued 20,000 shares of its common stock as partial payment for a fairness opinion for this transaction. These shares were valued at $36,000.

                                  VIZACOM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.   Stockholders' Equity (continued)

            o     Issuance of common stock to satisfy outstanding liabilities

      2001: The Company issued 27,800 shares of its common stock, valued at $151,218 in connection with agreements to satisfy outstanding liabilities as follows: (a) on January 22 and 24th, 2001, the Company entered into agreements with certain outside consultants to satisfy outstanding liabilities to them. Under their respective agreements, 3,200 shares valued at $24,998 and 14,600 shares valued at $109,500 were issued, respectively, and (b) on September 28, 2001, the Company settled a $14,119 payable to a law firm by issuing 10,000 shares of its common stock, with a value of $18,500. The value of these collective settlements was offset by $1,780 in exchange listing fees.

            o Issuance of common stock in connection with legal and employee settlement agreements

      2001: The Company issued 200,000 shares of its common stock, valued at $438,430 in connection with legal and employee settlement agreements as follows: (a) on January 15, 2001, the Company issued 30,000 shares of its common stock, valued at $168,750, in connection with the resignation of its chief executive pursuant to a settlement and release agreement; (b) on September 28, 2001 the Company settled a pending arbitration with an investment banking firm. Pursuant to the settlement, the Company issued 130,000 shares of its common stock, valued at $240,500, and (c) On November 21, 2001, the Company issued 40,000 shares of its common stock, valued at $30,000, in connection with the resignation of its president of its Vizy Interactive NY subsidiary pursuant to a settlement and release agreement. The value of these collective settlements was offset by $820 in exchange listing fees.

            o Issuance of common stock, stock options, and warrants for consulting and legal services

      2000: The Company issued 171,337 shares of its common stock valued at $444,861, and warrants to purchase 148,900 of the Company's common stock valued at $271,896, and stock options to purchase 6,300 shares of common stock valued at $149,100 for a total of $865,857 in the following transactions: (a) on January 8, 2000, the Company entered into a three-year agreement for consulting services primarily related to acquisition and financing assistance pursuant to which the Company issued three-year warrants exercisable at $30 per share. 10,000 of these warrants were exercisable immediately, and 40,000 warrants were to be exercisable upon the attainment of specified performance targets. In addition, 15,000 warrants were being held in escrow to be released on January 7, 2003, or earlier with the Company's approval. The Company recorded a charge of $172,404 related to the currently exercisable 10,000 warrants. The warrants were valued utilizing a Black Scholes model and the following assumptions: 85% volatility, 3-year term, a 5.30% risk free rate, and no dividend yield. The agreement was amended and settled on December 29, 2000 with the issuance of 5,000 warrants to purchase common stock at $2.50 valued at $2,750 utilizing a Black Scholes model, 85% volatility, 3 year term, a 5.30% risk free rate, and no dividend yield; (b) on January 28, 2000 the Company issued stock options to purchase 1,000 and 1,500 shares of common stock at $33.75 to two consultants valued at $19,400 and $29,100, respectively, utilizing a Black Scholes model and the following assumptions: 85% volatility, 3 year term, a 5.30% risk free rate, and no dividend yield. Additionally on the same date, the Company issued stock options to purchase 2,400 common shares at $33.75 to employees of its former corporate legal counsel valued at $46,550, utilizing a Black Scholes model, 85% volatility, 3 year term, a 5.30% risk free rate, and no dividend yield; (c) on March 9, 2000 the Company issued stock options to a consultant to purchase 1,000 shares of common stock at $67.19 valued at $38,600 utilizing a Black Scholes model and the following assumptions: 85% volatility, 3 year term, a 5.30% risk free rate, and no dividend yield. Additionally, on the same date the Company issued 400 stock options to purchase common stock at $67.19 to employees of the Company's former corporate legal counsel valued at $15,450 utilizing a Black Scholes model and the following assumptions: 85% volatility, 3 year term, a 5.30% risk free rate, and no dividend yield; (d) on November 10, 2000 the Company entered into an agreement for consulting services with an investment advisory firm whereby it issued 5,000 warrants to purchase common stock at $7.80, valued at $27,429, and on same date, 900 warrants to an investment banking firm to purchase shares of common stock at $7.80 valued at $4,935. Each transaction was valued utilizing a Black Scholes model and the following assumptions: 85% volatility, 5 year term, a 5.50% risk free rate, and no dividend yield; (e) on November 28, 2000, the Company entered into an agreement for

                                  VIZACOM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.   Stockholders' Equity (continued)

            o Issuance of common stock, stock options, and warrants for consulting and legal services (cont.)

      consulting services relating to financial advice and introductions to investors and investment banking firms for a six-month term. The Company agreed to issue 22,000 shares valued at $110,000 for these services. The agreement may be terminated at any time; (f) on December 27, 2000, the Company entered into an agreement for consulting services relating to financial advisory advice and introductions to investors and investment banking firms for a six-month term. The Company agreed to issue 6,000 shares valued at $15,000 for these services. This agreement has been terminated and 3,000 of the shares were cancelled in 2001; (g) on December 28, 2000, the Company agreed to issue 123,337 shares of common stock to a consultant in payment of his accrued fees totaling $269,861. In addition, warrants to purchase 128,000 shares owned by the consultant, its affiliates and a charity were amended to reduce the exercise price thereof to $2.19 per share resulting in a re-pricing charge of $64,379 utilizing a Black Scholes model and the following assumptions: 85% volatility, 5 year term, a 5.50% risk free rate, and no dividend yield, and (h) on December 31, 2000, the Company entered into an agreement for consulting services relating to financial advice and introductions to investors, investment banking firms, and acquisition targets for a two-year term. The Company agreed to issue 20,000 shares for these services valued at $50,000. The agreement may be terminated at any time and contains escrow provisions for 17,500 of the shares, 2,500 of which are scheduled to be released quarterly over the term of the agreement.

      2001: The Company issued 187,000 shares of its common stock and warrants and stock options to purchase 210,000 shares of the Company's common stock valued at $490,141 in the following transactions: (a) on January 2, 2001, the Company retained an investment banking firm for the purpose of providing financial advisory and investment banking advice for a one-year term. Pursuant to this agreement, the Company agreed to issue 45,000 shares of its common stock and three-year warrants to purchase 60,000 shares of common stock. On February 28, 2001, this agreement was terminated, and the investment banking firm returned 15,000 shares and all of the warrants. The remaining 30,000 shares were valued at $75,000; (b) on January 15, 2001, the Company retained a consultant for the purpose of providing investor relations, public relations and corporate communications and other services for a one-year term. Pursuant to this agreement, the Company agreed to issue 30,000 shares of its common stock, valued at $168,750, and three-year warrants to purchase 20,000 shares of common stock; 10,000 immediately exercisable at an exercise price of $2.50 per share, valued utilizing a Black Scholes model with the following assumptions: 85% volatility, 1 year term, a risk free rate of 5.30%, and no dividends, for a value of $44,648, and 10,000 exercisable commencing July 15, 2001 at an exercise price of $10 per share, valued at $1,243 utilizing a Black Scholes model and the following assumptions: 85% volatility, 3 year term, a risk free rate of 5.30%, and no dividends; (c) on February 9, 2001, the Company terminated a December 27, 2000 agreement related to consulting services for financial advisory and other related services, pursuant to which the Company had issued 6,000 shares of common stock. Under the terms of the original agreement, 3,000 shares held in escrow, valued at $7,500, were cancelled upon such termination; (d) on June 29, 2001, the Company expanded the scope of services to be provided by one of its consultants and extended the term of the agreement with such consultant. Pursuant to this agreement, the Company issued 100,000 shares of its common stock, valued at $110,000; (e) on November 19, 2001 the Company issued stock options to its former chairman and corporate legal counsel and certain employees of the former legal counsel's firm. 190,000 of the options issued were attributed to services provided by the former counsel's law firm and valued utilizing a Black Scholes model with the following assumptions: 85% volatility, 3 year term, a risk free rate of 3.22%, and no dividends, resulting in a value of $98,000, and (f) on November 20, 2001, the Company retained a investor relations firm pursuant to which it issued 30,000 shares of the Company's common stock, valued at $22,500. These shares were returned in February 2002 due to nonperformance related issues, the value of which is shown as common stock cancelable in the accompanying statement of changes in equity.

      As of December 31, 2001, the Company had reserved 3,196,782 shares of common stock (not including shares reserved for issuance pursuant to the Rights Agreement, dated as of March 31, 1998, between the Company and American Stock Transfer & Trust Company) consisting of 616,795 for issued and outstanding non-plan options and warrants, 2,579,987 for the Company's various stock option plans.

                                  VIZACOM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.   Stockholders' Equity (continued)

      b)    Preferred Stock

      There are 1,939,480 authorized shares of Serial Preferred Stock, par value $.001 per share. Any shares of Serial Preferred Stock that have been redeemed are deemed retired and extinguished and may be reissued. The Board of Directors establishes and designates the series and fixes the number of shares and the relative rights, preferences and limitations of the respective series of the Serial Preferred Stock

      In March 1998, the Company authorized 100,000 shares of Junior Participating Preferred Stock, Series A, par value $.001 per share. The Junior Preferred Stock has preferential voting, dividend and liquidation rights over the Common Stock. On March 31, 1998, the Company declared a dividend distribution, payable April 30, 1998, of one Preferred Share Purchase Right ("Right") on each share of Common Stock. Each Right, when exercisable, entitles the registered holder thereof to purchase from the Company one one-thousandth of a share of Junior Preferred Stock at a price of $1.00 per one one-thousandth of a share (subject to adjustment). The one one-thousandth of a share is intended to be the functional equivalent of one share of the Common Stock. The Rights will not be exercisable or transferable apart from the Common Stock until an Acquiring Person, as defined in the Rights Agreement, dated as of March 31, 1998, between the Company and American Stock Transfer & Trust Company, without the prior consent of the Company's Board of Directors, acquires 20% or more of the voting power of the Common Stock or announces a tender offer that would result in 20% ownership. The Company is entitled to redeem the Rights, at $.001 per Right, any time before a 20% position has been acquired or in connection with certain transactions thereafter announced. Under certain circumstances, including the acquisition of 20% of the Common Stock, each Right not owned by a potential Acquiring Person will entitle its holder to purchase, at the Right's then-current exercise price, shares of Junior Preferred Stock having a market value of twice the Right's exercise price. Holders of a Right will be entitled to buy stock of an Acquiring Person at a similar discount if, after the acquisition of 20% or more of the Company's voting power, the Company is involved in a merger or other business combination transaction with another person in which its common shares are changed or converted, or the Company sells 50% or more of its assets or earning power to another person. The Rights expire on April 20, 2008.

      The Class B Voting Preferred Stock, Series A ("Class B Voting Preferred") has maximum liquidation rights of $.001 per share, and does not receive dividends.

11.   Income Taxes

      Net Operating Loss Carryforwards: At December 31, 2001, the Company has available U.S. net operating loss carryforwards of approximately $2,250,000, after consideration of certain limitations described below that expire in years 2004 through 2021. The Tax Reform Act of 1986 enacted a complex set of rules limiting the potential utilization of net operating loss and tax credit carryforwards in periods following a corporate "ownership change." In general, for federal income tax purposes, an ownership change is deemed to occur if the percentage of stock of a loss corporation owned (actually, constructively and, in some cases, deemed) by one or more "5% shareholders" has increased by more than 50 percentage points over the lowest percentage ownership of such stock owned during a three-year testing period. With regard to the purchase of SPC, such a change in ownership occurred. The Company concluded that as a result of the SpaceLogix transaction a change in ownership also occurred. As a result of the SpaceLogix transaction certain of its net operating loss carryforwards will not be usable due to the Section 382 annual limitation rules, and accordingly eliminated them as deferred tax assets against the related valuation allowance. The annual limitation with respect to the Company's losses is approximately $95,000. SpaceLogix was acquired on December 28, 2001 which resulted in a 100% ownership change and as such the annual limitation with respect to their approximately $350,000 net operating loss carryforwards is approximately $65,000.

                                  VIZACOM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.   Income Taxes (continued)

      Dual Consolidated Loss Closing Agreement: In connection with the purchase of SPC in December 1996, the Company applied for a closing agreement with the Internal Revenue Service (the "IRS") in September 1997 pursuant to which the Company would become jointly and severally liable for SPC's tax obligations upon occurrence of a "triggering event" requiring recapture of dual consolidated losses ("DCL") previously utilized by SPC. Such closing agreement would avoid SPC's being required to recognize a tax of approximately $8 million on approximately $24.5 million of SPC's pre-acquisition DCL. On May 18, 2001, the Company received the closing agreement from the Internal Revenue Service. An event otherwise constituting a triggering event applicable to a DCL would not constitute a triggering event if it occurs in any taxable year after the fifteenth taxable year following the year in which the DCL was incurred. In certain circumstances, a future acquirer of the Company may also be required to agree to a similar closing agreement in order to avoid the same tax liability, to the extent it is able to do so, assuming the fifteen year period with respect to the DCL had not expired.

      The significant components of the Company's deferred tax assets, as of December 31, 2001, are as follows:

      Current:
           Reserve for accounts receivable, inventory and other   $   710,000
      Non-current:
           Depreciation .......................................     1,740,000
           Net operating loss carryforwards ...................       900,000
                                                                  -----------
      Total deferred tax assets ...............................     3,350,000
           Valuation allowance for deferred tax assets ........    (3,350,000)
                                                                  -----------
      Net deferred tax assets .................................   $         0
                                                                  ===========

      The Company's loss before income taxes is comprised of the following:

                                              Year ended December 31,
                                         --------------------------------
                                             2001                2000
                                             ----                ----

      United States ..............       $ (7,056,169)       $(10,561,627)
      Foreign ....................            242,231          (8,581,752)
                                         ------------        ------------
                                         $ (6,813,938)       $(19,143,379)
                                         ============        ============

      The reconciliation of income tax computed at the United States federal statutory tax rates to the recorded income tax expense is as follows:

                                                                      Year ended December 31,
                                                                   ----------------------------
                                                                       2001            2000
                                                                       ----            ----
      Tax (benefit) at United States federal statutory rates ...   $ (2,317,000)   $ (6,509,000)
      Non-usable net operating loss carryforwards and other
          permanent differences ................................    (12,033,000)      8,226,000
      Change in valuation allowance ............................     14,350,000      (1,717,000)
      Foreign and state income taxes (benefit) .................             --         (53,116)
                                                                   ------------    ------------
                                                                   $         --    $    (53,116)
                                                                   ============    ============

      The income tax benefit of ($53,116) for 2000 consists principally of the sale of certain net operating losses in connection with a state technology transfer program.

                                  VIZACOM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.   Stock Option Plans

      The Company has five stock options plans: the 2000 Equity Incentive Plan, the 1994 Long-Term Incentive Plan (the "1994 Incentive Plan"), the Outside Directors and Advisors Stock Option Plan (the "Outside Directors and Advisors Plan"), and the Software Publishing Corporation 1989 Stock Option Plan and Software Publishing Corporation 1991 Stock Option Plan (collectively, the "SPC Stock Plans"). The Board of Directors or a committee thereof administers all plans.

      Elements of the Company's various stock option plans include the following:

      The 2000 Equity Incentive Plan - In August 2000, the Company's stockholders approved the 2000 Equity Incentive Plan. Under the terms of the 2000 Equity Incentive Plan, the Company's Board of Directors or a committee thereof may grant stock options, stock bonuses, restricted stock, stock appreciation rights, performance grants and other types of awards to employees, consultants and others who perform services for the Company at such prices as may be determined by the Board of Directors (which price may be no less than 85% of the fair market value of the common stock on the date of grant in the case of nonqualified stock options). In December 2001, the Company's stockholders approved the increase of the maximum number of shares of common stock subject to the 2000 Equity Incentive Plan from 525,000 to 2,000,000.

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

12.   Stock Option Plans (continued)

      Activities under the plans and for the non-plan options are detailed in the following table:

                                                                                                         Weighted
                                                  Outside                                                 Average
                                      1994       Directors                  2000 Equity                  Exercise
                                   Incentive    and Advisors       SPC       Incentive        Non-       Price Per
                                      Plan         Plan           Plans         Plan          Plan         Share
                                   ----------    ----------    ----------    ----------    ----------    ----------
Outstanding at January 1, 2000 .      135,100        17,288        21,798            --        45,394    $    21.30
Granted ........................      376,138        10,000            --        29,000            --         38.20
Forfeited ......................      (43,820)       (5,000)       (3,876)         (500)           --        (33.40)
Exercises ......................       (7,732)       (1,069)       (1,124)           --          (225)        18.50
                                   ----------    ----------    ----------    ----------    ----------    ----------
Outstanding at December 31, 2000      459,686        21,219        16,798        28,500        45,169    $    32.50
Granted ........................      100,187         7,513            63     1,151,933            --          1.29
Forfeited ......................     (127,010)           --          (261)      (46,523)      (25,831)       (26.85)
                                   ----------    ----------    ----------    ----------    ----------    ----------
Outstanding at December 31, 2001      432,863        28,732        16,600     1,133,910        19,338    $     9.10
                                   ==========    ==========    ==========    ==========    ==========    ==========

Exercisable at December 31, 2001      277,306        21,081        16,600       808,759        15,813    $     9.08
                                   ==========    ==========    ==========    ==========    ==========    ==========
Exercisable at December 31, 2000      178,724        14,260        11,135         2,000        26,286    $    30.50
                                   ==========    ==========    ==========    ==========    ==========    ==========

      As of December 31, 2001, 2,579,987 shares of common stock are reserved for issuance under the plans described above.

      The weighted average fair value of options granted was $.89 and $22.70 for 2001 and 2000, respectively. At December 31, 2001, for each of the following classes of options as determined by range of exercise price, set forth below is information regarding weighted-average exercise prices and weighted average remaining contractual lives of each class:

                                             Options Outstanding
                                       --------------------------------       Options Exercisable
                                                          Weighted-       ----------------------------
                          Number of      Weighted-         Average         Number of      Weighted-
                           Options        Average         Remaining         Options        Average
   Option Class          Outstanding   Exercise Price  Contractual Life   Exercisable   Exercise Price
------------------------------------------------------------------------------------------------------
$   .79 - $   1.45 ....   1,151,383       $  .86            9.94            814,721         $  .84
$  5.62 - $   5.94 ....      72,615       $ 5.63            9.04             20,787         $ 5.63
$  7.50 - $  11.86 ....      56,634       $ 8.49            7.43             47,441         $ 8.47
$ 11.87 - $  13.75 ....      78,411       $13.74            6.86             74,450         $13.74
$ 13.76 - $  24.99 ....      36,651       $17.01            8.67             17,467         $17.50
$ 25.00 - $  30.79 ....       4,930       $27.90            7.68              3,580         $27.73
$ 30.80 - $  37.49 ....      96,436       $33.44            7.88             77,584         $33.37
$ 37.50 - $ 232.50 ....     134,383       $58.73            7.52             83,529         $61.41
                          ---------       ------            ----          ---------         ------
$ .79 - $ 232.50 ......   1,631,443       $ 9.10            9.31          1,139,559         $ 9.08
                          =========       ======            ====          =========         ======

      Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, and has been determined as if the Company had been accounting for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 2001 and 2000, respectively: weighted- average risk-free interest rates of 3.6% for 2001 and 5.9% for 2000; no dividends; volatility factors of the expected market price of the Company's common stock of 133% for 2001 and 100% for 2000; and a weighted-average expected life of the options of 2 years for 2001 and 3 years for 2000.

                                  VIZACOM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.   Stock Option Plans (continued)

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

                                                               2001           2000
                                                               ----           ----
        Pro forma net loss                                 $(9,162,501)   $(23,083,116)
        Pro forma net loss per share - basic and diluted   $     (4.31)   $     (20.00)

      The pro forma disclosures presented above for 2001 and 2000, respectively, reflect compensation expense only for options granted in 1996 and thereafter. These amounts may not necessarily be indicative of the pro forma effect of SFAS No. 123 for future periods in which options may be granted, due to possible future grants and the effect of the exclusion of pre-1996 grants.

13.   Retirement Plans

      The Company maintains a defined contribution 401(k) savings plan ("401(k) plan") for the benefit of eligible employees. Under the 401(k) plan, a participant may elect to defer a portion of annual compensation. Contributions to the 401(k) plan are immediately vested in plan participants' accounts. Plan expenses were $3,474 and $3,444 for 2001 and 2000, respectively.

14.   Related Party Transactions

      Transactions with former law firm: For the year ended December 31, 2001 and 2000, the Company incurred approximately $490,000 and $1,095,000, respectively, of legal fees and disbursements to a law firm of which the Company's former chairman of the board is a member, of which approximately $184,000 of the 2001 amount related to the acquisition of SpaceLogix on December 27, 2001 and the disposition of the Company's visual communications operations on March 31, 2001, and approximately $500,000 of the 2000 amount related to equity transactions and were charged to additional paid in capital. On September 30, 2001, the Company and this firm entered into an agreement pursuant to which this firm agreed to reduce the amount owed by the Company to it by $300,000 and the Company issued to this firm a secured promissory note payable in the principal amount of $439,655, with interest at 6.6% per annum. The note balance, inclusive of interest and certain contingent payments amounted to $514,342 at December 31, 2001. This is reflected as a $464,342 note payable to law firm on the accompanying balance sheet, with $50,000 included within accrued liabilities. The net reduction in indebtedness of $225,313 was recorded as additional paid in capital because of the related party nature of this transaction. The promissory note provides for monthly payments of $25,000 beginning the earlier of the first month after the closing of the SpaceLogix acquisition or January 1, 2002, with a $150,000 prepayment upon the completion of the $1MM private placement. By letter agreement on December 28, 2001 the $150,000 prepayment was reduced to $125,000 and the first two installments of the note were deferred until March 1, 2002. By an agreement dated March 15, 2002 the first three installments were deferred until April 1, 2002 in exchange for a $25,000 payment applied against legal billings and the receipt of certain outstanding option agreements. The collateral for this note is the Company's interest in the promissory note payable to the Company by Serif Inc., and this security interest is subordinated to the security interest of the bank in this note.

      The Company also agreed to pay this law firm 20% of the gross proceeds received by the Company or any of its subsidiaries in any future transaction with Harvard University with respect to the Company's SPC subsidiary's Harvard trademarks, copyrights, or other rights. Additionally, there was $82,749 outstanding of accounts payable and $50,000 of an accrued contingent fee to this law firm as of December 31, 2001.

      On January 28, 2000 and March 9, 2000, the Company issued options to purchase 2,400 and 400 shares, respectively, of its common stock at exercise prices of $33.75 and $67.19, respectively, to employees of this

                                  VIZACOM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.   Related Party Transactions (continued)

      corporate law firm. On November 19, 2001 the Company issued certain stock options to purchase the Company's common stock at $.92 to its former chairman and corporate legal counsel and certain employees of the former legal counsel's firm. 190,000 of the options issued were attributed to services provided by the former counsel's law firm and valued utilizing a Black Scholes model with the following assumptions: 85% volatility, 3-year term, a risk free rate of 3.22%, and no dividends, resulting in a value of $98,000.

      For the year ended December 31, 2001, the Company incurred legal fees with this law firm of $490,000 of which approximately $60,000 and $120,000 was related to the disposition of Serif Europe and the acquisition of SpaceLogix, Inc. respectively. At December 31, 2001 the Company had outstanding payables of approximately $83,000 in addition to the note for $464,342 and certain contingent payments of $50,000.

      For the year ended December 31, 2000 the Company incurred legal expenses of approximately $1,095,000 in 2000 of which approximately $500,000 related to equity transactions and was charged to additional paid in capital.

      Compensation of former chairman: For the year ended December 31, 2000 the Company compensated another former chairman of the board for his services as such at the rate of $60,000 per annum.

      Notes to executives: At December 31, 2001, the Company had $311,791 of related party notes payable outstanding to its President and Vice President and Chief Information Officer, the two former selling shareholders of the Company's PWR Systems subsidiary. These notes represent the balance of the pre-acquisition accumulated retained earnings of PWR due to such selling shareholders in connection with the Company's March 27, 2000 acquisition of PWR. The payment terms of these notes were restructured in September 2001 so as to provide monthly installments of $25,000 until paid starting January 1, 2002. By letter agreement dated December 27, 2001 the executives deferred payment of the first two installments until March 1, 2002. By letter agreement dated March 11, 2002 such executives deferred the first three installments until April 1, 2002. By letter agreement dated April 12, 2002 these executives deferred their first four installments until May 1, 2002.

      Other: The Company's SpaceLogix subsidiary has a $25,000 obligation to its placement agent, which acquired an interest in the Company with the Company's acquisition of SpaceLogix in December 2001. This placement agent also made certain advances to the Company as described in Note 17. The $25,000 amount is included within accrued liabilities in the accompanying balance sheet.

15.   Client Concentrations and Credit Risk: Debt and Supplier Concentrations

      For the year ended December 31, 2001, one customer represented 17% of our sales. For the year ended December 31, 2000, no single customer represented a significant sales concentration or credit risk. The Company is not aware of any significant concentration of business transacted with a particular customer that could, if suddenly eliminated have a material adverse impact on its operations.

      PWR has a Bank note payable of $1,214,172 at December 31, 2001. In accordance with the Company's agreement with the bank as described in Note 9 the Company has made reduced this balance to $1,134,172 by utilizing payments from its sale of Serif Europe to repay the bank. The agreement with the bank that this will continue until May 31, 2002 at which time the note is due. As indicated in Note 2, the Company is making refinancing efforts, which should result in an extension of time to repay this obligation. The Company has no assurance that they will be successful in this regard.

      PWR is dependent on the certain suppliers to provide it with product to fulfill its orders. These suppliers have been more restrictive with respect to providing credit in 2001which has affected the ability of PWR to meet its customer obligations and generate sales. The Company believes this situation will continue until it receives adequate capital to provide PWR and its other subsidiaries the working capital, which will be sufficient to cause their creditors to be less restrictive. At December 31, 2001 the Company had outstanding liabilities to two of these key suppliers of approximately $434,000.

                                  VIZACOM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.   Commitments and Contingencies

      Litigation

      California Lease Matter Settlement: In the fourth quarter of 1998, an action was commenced against Software Publishing Corporation ("SPC") in California in which plaintiff is seeking $300,000 plus interest and attorneys fees in damages in addition to other causes of action for SPC's alleged violation of a lease for office space located in San Jose, California. This was the location at which SPC had its principal place of business and at which the Company had its principal executive offices during the period of January 1997 through January 1998. Neither the Company nor SPC currently has any offices at this location. SPC has filed an answer in this action denying the plaintiffs' claims. In October 2000, the plaintiff amended its complaint to name Neil M. Kaufman, the Company's former corporate legal counsel, as a defendant. The Company and SPC began settlement discussions on April 3, 2002 in advance of a scheduled April 8, 2002 trial date. On April 9, 2002 this matter was settled for $325,000, of which $25,000 of common stock, or 32,051 common shares valued at $.78 per share, was to be returned to the Company should the plaintiff settle with Mr. Kaufman. Mr. Kaufman settled on April 10, 2002 resulting in a net settlement of $300,000 for the Company, The Company will pay $200,000 in common stock at a price of $.78 per share, or 256,410 common shares, and SPC will pay $100,000 in cash. SPC will initially pay $25,000 in cash and pledge common shares for the $75,000 of the cash settlement. The pledged shares equate to an additional 96,154 shares which the Company will issue, and will be returned to the Company when SPC pays the $75,000. The Company has sixty days to pay the $75,000 or will pay 2% a month interest on the unpaid balance until paid. The Company has agreed to register these shares by June 30, 2002, and has agreed to cause a registration statement for the resale of these shares to become effective by September 30, 2002. The plaintiff may sell up to 16.66% of their shares on a quarterly basis starting October 1, 2002. Should the registration not be effective by September 30, 2002, the Company has agreed to a put option whereby during the quarters beginning October 1, 2002 or January 1, 2003 (should the registration not be effective by January 1, 2003) the Company may be required to purchase 16.66% at the aforementioned dates at the market price of such shares at the beginning of each quarter, but not greater than $.78 per share. At December 31, 2001, the Company had fully provided for this settlement.

      Terminated Investment Banking Agreement Matter: In February 2000, the Company received a demand for arbitration with respect to certain fees payable in connection with an investment banking agreement it terminated. The claim called for payment of $45,000 and reinstatement or the value of warrants to purchase 15,000 shares of common stock cancelled upon termination of the investment banking agreement or payment of the value of such warrants, and legal and other expenses in connection with the arbitration. This arbitration proceeding was subsequently suspended. The Company settled this claim as of September 30, 2001 for 130,000 shares of its common stock, valued at $240,500.

      Foreign Liquidated Entities Matter: On February 2, 2001, J15 and IML, the Company's two UK subsidiaries entered into creditors voluntary liquidation in the UK. Insolvency Practitioners from KPMG in the UK were appointed to be their liquidators. Prior to the liquidation of J15, the employment of two of its executives was terminated. In April 2001, these two executives commenced proceedings against the Company claiming compensation for loss of office and obtained an order from the High Court of Justice, freezing the Company's assets in the UK up to a value of (pound)362,000 (approximately $517,000). At the same time, a shareholder in IML, issued proceedings claiming approximately $100,000 due to him under a deferred payment agreement. The only asset that the Company has within the jurisdiction of the High Court is $150,000 in cash that it received upon the completion of the Serif transaction. The $150,000 is being held in escrow by the Company's lawyers in the UK and is reflected as restricted cash in the accompanying balance sheet. The Company issued a defense and counterclaim in both sets of proceedings. The Company contends that two executives from J15 were dismissed for cause, and that all three claimants are liable in damages for breaches of warranties and breach of their duties of care in respect of the purchase of the two subsidiaries. The Company intends vigorously to defend the proceedings unless an acceptable settlement can be reached. The Company is advised by its UK legal counsel that the injunction will not affect its ability to receive and utilize the monthly payments from Serif Inc. pursuant to the promissory note because Serif Inc. is domiciled in the US.

                                  VIZACOM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.   Commitments and Contingencies (continued)

      Litigation (cont.)

      Discriminatory Hiring Practices Matter: This matter was brought in March of 2001 against Renaissance Multimedia Inc. in which the plaintiff alleges discriminatory hiring practices and seeks an undisclosed sum of compensatory damages, attorney fees and punitive damages. To date, only limited discovery has been conducted. The Company believes this action is without merit and intends to vigorously defend this action.

      Sales Contract Matter: This matter was brought in May 2001 against Vizy Interactive Inc. in which the plaintiff is seeking $250,000 alleging breach of contract in connection with the design of a software solution system. The Company has asserted a counterclaim for the sum of $158,150 due and outstanding under the contract. The plaintiff had paid the Company $143,000 under the contract. To date, no discovery has been conducted. The Company believes this action is without merit and intends to vigorously defend this action.

      Installment Payment Matter: This matter brought in March 2002 against Renaissance Multimedia Inc. in which the plaintiff seeks $75,000 plus attorneys fees alleging breach of an installment payment agreement and security agreement for certain software and related services. This matter has been disputed prior to the acquisition of Renaissance, and the Company has an obligation to indemnify the former president of this subsidiary since he personally guaranteed the installment payment agreement. The installment payment arrangement relates to a certain software product intended for developing complex e-commerce solutions and an associated support arrangement. Renaissance was unable to utilize the product and was not provided with the appropriate level of aftermarket support. The Company believes this action is without merit and intends to vigorously defend this action.

      Other Litigation: In addition to the aforementioned litigation, the Company has other litigation matters in progress in the ordinary course of business. Management believes that all pending litigation of the Company will be resolved without a further material effect on the Company's financial position, results of operations or cash flows.

      Long Term Consulting Agreement

      In 1998, the Company entered into a five-year financial consulting agreement pursuant to which the Company is required to pay .3% of its net revenue (subject to an annual minimum fee of $125,000, and an annual maximum fee of $250,000) to the consultant. The term of the agreement was automatically extendable by eighteen months if the Company reported annual net revenues of $40,000,000, and an additional eighteen months should net revenues exceed $60,000,000. In December 2000, the Company amended this agreement to provide that $269,861 of accrued consulting fees were payable in 123,337 shares of the Company's common stock. This agreement was further amended to increase the revenue thresholds required for extensions to $45,000,000 and $65,000,000, respectively. Any revenues of acquired companies not introduced directly or indirectly by the consultant are excluded from the amended revenue thresholds. At December 31, 2001 there was $83,333 of accrued consulting fees under this agreement.

      Employment Agreement

      On January 15, 2001 the Company's chief executive resigned. Pursuant to a settlement and release agreement, he received $10,500 monthly for consulting services through April 15, 2001 and received 30,000 shares of the Company's common stock. Additionally he is entitled to receive five percent of the gross proceeds received by the Company from the sale of its visual communications operations.

                                  VIZACOM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.   Commitments and Contingencies (continued)

      Nasdaq Listing Requirements

      On February 19, 2002 the Company received correspondence from the Nasdaq Stock Market Inc. ("Nasdaq") that the for the previous 30 consecutive trading days the Company's bid price had closed below $1.00 per share; as such, the Company no longer complies with the minimum bid price requirement for continued inclusion under Nasdaq Marketplace Rule 4310 (c)
      (4). The Company submitted to Nasdaq its plan to maintain compliance with the minimum bid price prior to the expiration of the 180-calendar day grace period contemplated by Marketplace Rule 4310 (c) (8) (D).

      On March 1, 2001, the Company received correspondence from The Nasdaq Stock Market Inc. ("Nasdaq") stating that its common stock would be delisted from trading because the bid price of its common stock did not equal or exceed $1.00 for a minimum of ten consecutive trading days prior to March 1, 2001, as required by Nasdaq Marketplace Rule 4310(c)(4). The Company appealed this determination and requested a hearing before a Nasdaq Listing Qualifications Panel (the "Panel"). At the hearing, the Company presented its plan to achieve compliance with all Nasdaq listing maintenance requirements, including a plan to seek approval from stockholders of a reverse stock split to satisfy Nasdaq's minimum bid price requirement. On May 17, 2001, at its annual stockholders' meeting, the Company's stockholders approved a proposal to authorize the Board of Directors to effect a reverse stock split of the Company's common stock. On May 23, 2001, the Company effectuated a one-for-ten reverse stock split which enabled it to meet Nasdaq's minimum bid requirement. In a letter dated June 5, 2001, the Nasdaq Listing Qualifications Panel determined to allow the Company to remain listed on The Nasdaq Small Cap Market so long as the Company continued to meet all Nasdaq listing requirements, including that at June 30, 2001 the Company report financial results which reflect either net tangible assets above $2,000,000 or, in the alternative, stockholders' equity of at least $2,500,000. Both of these alternative requirements were satisfied at June 30, 2001. On August 27, 2001, the Company received further correspondence from Nasdaq acknowledging that the Company had met the required stockholders' equity requirement and requesting that the Company provide the Panel with certain information demonstrating the Company's ability to sustain long-term compliance with Nasdaq Marketplace Rule maintenance requirements. On October 10, 2001 the Company received a letter from Nasdaq notifying the Company that its common stock would continue to be listed on Nasdaq, subject to the Company having stockholders' equity of at least $2,500,000 as of September 30, 2001, as reflected on its Quarterly Report on Form 10-QSB. The Panel also required that the Company include in its Form 10-QSB a pro forma balance sheet reflecting significant events or transactions after September 30, 2001, but occurring on or before the filing date. The Panel has permitted our continued listing, but will continue to monitor our compliance with the net tangible asset/ stockholders equity requirement and all continued listing requirements, and it would not allow for continued listing in the event we fail to comply with any of the applicable requirements. In the event that the Company's common stock is delisted from Nasdaq, the Company expects that its common stock would trade on the NASD's OTC Bulletin Board. Since October the Company has received various correspondence related to its compliance with the equity requirement and requesting additional information with respect to the SpaceLogix merger.

      Sale of Harvard Rights

      During 2001 the Company resolved allegations of Harvard University ("Harvard") that SPC was in violation of the terms of a 1989 Consent Agreement entered into between the two entities with respect to the Harvard trademarks. Harvard has preliminarily indicated that it may be interested in acquiring SPC's Harvard trademarks. On September 30, 2001, the Company agreed to pay its former corporate counsel, of which its former chairman was a member, 20% of any proceeds it receives from Harvard with respect to the sale, license, or other acquisition by Harvard of SPC's Harvard trademarks, copyrights, or other rights.

                                  VIZACOM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.   Subsequent Events

      Financing matters

      Convertible Notes: On January 2, 2002 the holders exercised their rights to convert these convertible notes payable with accrued interest at a price of $.625 per share. The Company issued an aggregate of 240,760 shares of its common stock to the holders.

      Private Placements: The Company completed three separate private placements as follows: (a) On February 14, 2002 the Company sold 76,923 shares of its common stock to an accredited investor at a price of $.65 per share, for which it received $50,000. The placement agent received a commission of $5,000 and warrants to purchase 7,623 shares of common stock at an exercise price of $1.00 per share; (b) On February 26, 2002 the Company sold 38,461 shares of its common stock to an accredited investor at a price of $.65 per share, for which it received aggregate gross proceeds of $25,000. The placement agent received a commission of $2,500 and five-year warrant to purchase 3,846 shares of the Company stock at an exercise price of $1.00 per share; (c) In connection with a March 22, 2002 subscription agreement, on March 28, 2002 the Company sold 615,385 shares at a price of $.65 per share, and issued a five-year warrant commencing November 1, 2002 to purchase 184,615 shares of its common stock at an exercise price of $1.00 per share, to an accredited entity, for which it received aggregate gross proceeds of $400,000. On the same date, the Company sold 153,846 shares of its common stock at a price of $.65 per share, and issued a five-year warrant commencing November 1, 2002 to purchase 46,154 shares of its common stock at an exercise price of $1.00 per share, to an accredited entity, for which it received $100,000. With respect to this $500,000 aggregate financing transaction, the placement agent received a 10% fee as well as a five-year warrant to purchase 76,923 shares of its common stock at an exercise price of $1.00 per share commencing November 1, 2002.

      Loans and advances from placement agent: In January and February 2002 the Company received $70,000 in advances from its placement agent which it repaid in the first quarter from the proceeds of its various private placements Additionally, the Company paid $10,000 towards fees due this placement agent by SpaceLogix. On March 15, 2002 the Company received $25,000 in a short-term loan from a principal of its placement agent. The Company has agreed to pay 10% and issue a warrant to purchase 7,500 shares of common stock at an exercise price of $1.00 per share.

      Bridge Loan: On April 1, 2002 the Company received $150,000 bridge loan from an individual investor which is due the earlier of July 1, 2002, or the closing of the $1MM financing. The loan bears interest at 12.5% per annum and the Company will issue 50,000 three-year warrants to purchase its common shares at an exercise price of $.90 per share. The placement agent will receive a 10% fee.

      Other

      Employment Termination Agreement: Shortly after the SpaceLogix merger on December 31, 2001, the President of SpaceLogix resigned. The Company is still working out details of settling his employment agreement. On January 30, 2002 the Company entered into a termination agreement with an executive of SpaceLogix. Under the agreement, the Company terminated his May 1, 2001 employment agreement with SpaceLogix. Under the agreement the Company agreed to give the executive 15,371 shares of common stock of the 61,481 shares originally due to him under the SpaceLogix merger agreement, reimbursement on expenses of up to $5,000, back wages, and an additional $1,500. The parties signed mutual releases.

      Common stock cancelable: On February 12, 2002 the Company received back 30,000 shares of common stock it had issued in November 2001 to an investor relations consultant due to inability to perform under their agreement. The value of these shares, or $22,500, is reflected in common stock cancelable in the Company's balance sheet at December 31, 2001.

      Resignation of Chairman of the Board and Corporate Legal Counsel: On February 14, 2002 the Company accepted the resignation of its chairman of the board who also had been the corporate legal counsel. In effecting this resignation, this person also resigned as director, secretary, corporate legal counsel, and as officer and director of any direct or indirect subsidiaries of the Company.

                                  VIZACOM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.   Subsequent Events (continued)

      Event of Reversion

      Under an agreement concluded in conjunction with the SpaceLogix merger described in Note 4, the former selling shareholders of PWR, who are currently officers of the Company, had agreed to reduce their salaries to $125,000 each on October 1, 2001, in exchange for an incentive bonus arrangement. The agreement provided for an event of reversion should PWR not receive $1,000,000 of working capital by April 1, 2002, which did not occur. As such the incentive bonus agreement became null and void and the Company became obligated under (would revert to) the pre-existing controlling merger and employment agreements which provides to each officer $200,000 in annual salaries, a $25,000 bonus, and an earn-out based on certain income targets and working capital requirements. Therefore, as of April 1, 2002 the Company owed such executives back wages aggregating $75,000 since October 1, 2002. $37,500 of these amounts is accrued as of December 31, 2001. On April 12, 2002 the Company received waivers of a certain note payments due them from January 1 through April 1, 2002, or $100,000 in the aggregate, until May 1, 2002, with a reaffirmation of continuing the scheduled note payments of $25,000 in the aggregate until paid, beginning June 1, 2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VIZACOM INC.



Dated: April 16, 2002                   By /s/ Vincent DiSpigno
                                          ---------------------
                                        Vincent DiSpigno
                                        Chief Executive Officer, President,
                                        Chairman of the Board
                                        (Principal Executive Officer)



Dated: April 16, 2002                   By: /s/ Alan W. Schoenbart
                                           -----------------------
                                        Alan W. Schoenbart
                                        Vice President - Finance, Treasurer
                                        and Chief Financial Officer
                                        (Principal Financial Officer)



In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on the 16h day of April 2002.



          /s/ David N. Salav               Vice President and Director
----------------------------------------
              David N. Salav


          /s/ Paul J, Block                Executive Vice President and Director
----------------------------------------
              Paul J. Block


          /s/ Francis X. Murphy            Director
----------------------------------------
              Francis X. Murphy


          /s/ David A. Buckel              Director
----------------------------------------
              David A. Buckel

                                  VIZACOM INC.
                                INDEX TO EXHIBITS

Exhibit
Number      Description of Exhibit
------      ----------------------

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

10.12 Warrant Certificate, with respect to 600,000 shares of Common Stock, registered in the name of Regency Investment Partners. (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K (Date of Report: January 11, 1999) (Commission File Number:
            1-14076), filed with the Commission on January 20, 1999.)
10.13 Letter Agreement, dated April 20, 1999, between the Company and Seafish Partners. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1999 (Commission File Number 1-14076), filed with the Commission on May 20, 1999.)
10.14 Agreement, dated July 1, 1999, between the Company and Seafish Partners. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Date of Report: July 1, 1999) (Commission File Number: 1-14076), filed with the Commission on July 15, 1999.)
10.15 Employment Agreement dated July 14, 1999, between Vizacom Inc. and Mark E. Leininger. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (Date of Report: July 1, 1999) (Commission File Number: 1-14076), filed with the Commission on July 15, 1999.)
10.16 Settlement and Release Agreement, dated as of January 15, 2001, between the Company and Mark E. Leininger (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Date of
            Report: January 15, 2001) (Commission File Number: 1-14076) filed with the Commission on January 31, 2001.)
10.17 Agreement and Plan of Merger, dated as of February 15, 2000, among Vizacom Inc., RCAC Acquisition Corp., Renaissance Computer Art Center, Inc. and the former stockholders of Renaissance Computer Art Center, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Date of Report: February 15,
            2000) (Commission File Number: 1-14076), filed with the Commission on February 22, 2000.)
10.18 Escrow Agreement, dated as of February 15, 2000, among Vizacom Inc., Renaissance Computer Art Center Inc., the former stockholders of Renaissance Computer Art Center, Inc., Andrew Edwards and Kaufman & Moomjian, LLC, as escrow agent. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (Date of
            Report: February 15, 2000) (Commission File Number: 1-14076), filed with the Commission on February 22, 2000.)
10.19 Form of Lock-Up Agreement with former stockholders of Renaissance. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (Date of Report: February 15, 2000) (Commission File Number: 1-14076), filed with the Commission on February 22, 2000.)
10.20 Registration Rights Agreement, dated as of February 15, 2000, between Vizacom Inc., and each of the former stockholders of Renaissance Computer Art Center, Inc. (Incorporated by reference to
            Exhibit 10.4 to the Company's Current Report on Form 8-K (Date of
            Report: February 15, 2000) (Commission File Number: 1-14076), filed with the Commission on February 22, 2000.)
10.21 Employment Agreement, dated as of February 15, 2000, by and between Vizacom Inc. and Andrew Edwards. (Incorporated by reference to
            Exhibit 10.5 to the Company's Current Report on Form 8-K (Date of
            Report: February 15, 2000) (Commission File Number: 1-14076), filed with the Commission on February 22, 2000.)
10.22 Line of Credit Facility Agreement dated January 8, 2000, between Vizacom Inc. and Churchill Consulting. (Incorporated by reference to
            Exhibit 10.6 to the Company's Current Report on Form 8-K (Date of
            Report: February 15, 2000) (Commission File Number: 1-14076), filed with the Commission on February 22, 2000.)
10.23 Letter Agreement, dated March 15, 2000, by and between Vizacom Inc. and Churchill Consulting. (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K (Date of Report: March 9, 2000) (Commission File Number: 1-14076), filed with the Commission on March 21, 2000.)
10.24 Line of Credit Note dated January 8, 2000, in the principal amount of $1,000,000 and payable to Churchill Consulting. (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K (Date of Report: February 15, 2000) (Commission File Number:
            1-14076), filed with the Commission on February 22, 2000.)

10.25 Stock Acquisition Agreement, dated March 9, 2000, between Vizacom Inc. and the former stockholders of Junction 15 Limited. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Date of Report: March 9, 2000) (Commission File
            Number: 1-14076), filed with the Commission on March 21, 2000.)
10.26 Form of Lock-Up Agreement for use by directors of Junction 15 Limited at the time of the acquisition. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (Date of
            Report: March 9, 2000) (Commission File Number: 1-14076), filed with the Commission on March 21, 2000.)
10.27 Form of Lock-Up Agreement for use by non-directors of Junction 15 Limited at the time of the acquisition. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (Date of
            Report: March 9, 2000) (Commission File Number: 1-14076), filed with the Commission on March 21, 2000.)
10.28 Registration Rights Agreement, dated as of March 9, 2000, between Vizacom Inc., and each of the former shareholders of Junction 15 Limited. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (Date of Report: March 9, 2000) (Commission File Number: 1-14076), filed with the Commission on March 21, 2000.)
10.29 Agreement and Plan of Merger, dated as of February 28, 2000, among Vizacom Inc., PWR Acquisition Corp., PC Workstation Rentals, Inc., d/b/a PWR Systems and the stockholders of PC Workstation Rentals, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Date of Report: March 27, 2000) (Commission File Number: 1-14076), filed with the Commission on April 2, 2000.)
10.30 Amendment No. 1 dated March 27, 2000, to Merger Agreement among Vizacom Inc., PWR Acquisition Corp., PC Workstation Rentals, Inc., d/b/a PWR Systems and the shareholders of PC Workstation Rentals, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (Date of Report: March 27, 2000) (Commission File Number: 1-14076), filed with the Commission on April 2, 2000.)
10.31 Amendment No. 2, dated January 10, 2001, to Merger Agreement among Company, PWR Systems, Inc., Vincent DiSpigno and David Salav (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Date of Report: January 10, 2001) (Commission File Number: 1-14076), filed with the Commission on January 11, 2001.)
10.32 Letter Agreement, dated March 27, 2000 among Vizacom Inc., PWR Acquisition Corp., PC Workstation Rentals, Inc., d/b/a PWR Systems and the stockholders of PC Workstation Rentals, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Date of Report: March 27, 2000) (Commission File Number:
            1-14076), filed with the Commission on April 2, 2000.)
10.33 Convertible Note dated March 27, 2000, of Vizacom Inc. in the principal amount of $250,000 payable to Vincent DiSpigno. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (Date of Report: March 27, 2000) (Commission File
            Number: 1-14076), filed with the Commission on April 2, 2000.)
10.34 Convertible Note dated March 27, 2000, of Vizacom Inc. in the principal amount of $250,000 payable to David Salav. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (Date of Report: March 27, 2000) (Commission File Number:
            1-14076), filed with the Commission on April 2, 2000.)
10.35 Lock-Up Agreement dated March 27, 2000, between Vizacom Inc. and Vincent DiSpigno. (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K (Date of Report: March 27,
            2000) (Commission File Number: 1-14076), filed with the Commission on April 2, 2000.)
10.36 Lock-Up Agreement dated March 27, 2000, between Vizacom Inc. and David Salav. (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K (Date of Report: March 27,
            2000) (Commission File Number: 1-14076), filed with the Commission on April 2, 2000.)

10.37 Registration Rights Agreement dated March 27, 2000, among Vizacom Inc., Vincent DiSpigno and David Salav. (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K (Date of
            Report: March 27, 2000) (Commission File Number: 1-14076), filed with the Commission on April 2, 2000.)
10.38 Employment Agreement dated March 27, 2000, between Vizacom Inc. and Vincent DiSpigno. (Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K (Date of Report: March 27,
            2000) (Commission File Number: 1-14076), filed with the Commission on April 2, 2000.)
10.39 Employment Agreement dated March 27, 2000, between Vizacom Inc. and David Salav. (Incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K (Date of Report: March 27,
            2000) (Commission File Number: 1-14076), filed with the Commission on April 2, 2000.)
10.40 Form of Promissory Note, dated March 27, 2000, of PC Workstation Rentals, Inc. in the aggregate principal amount of $888,638 and payable to Vincent DiSpigno and David Salav. (Incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K (Date of Report: March 27, 2000) (Commission File Number:
            1-14076), filed with the Commission on April 2, 2000.)
10.41 Form of new Promissory Note, dated January 10, 2001, of PWR Systems, Inc. in the aggregate principal amount of $393,494.62 and payable to Vincent DiSpigno and David Salav. (Incorporated by reference to
            Exhibit 10.41 to the Company's December 31, 2000 Form 10-KSB Commission File Number: 1-14076), filed with the Commission on April 2, 2001)
10.42 Promissory Note issued by PWR to The Chase Manhattan Bank dated January 30, 2001. (Incorporated by reference to Exhibit 10.42 to the Company's December 31, 2000 Form 10-KSB Commission File Number:
            1-14076), filed with the Commission on April 2, 2001)
10.43 Promissory Note issued by PWR to The Chase Manhattan Bank dated December 22, 2000. (Incorporated by reference to Exhibit 10.43 to the Company's December 31, 2000 Form 10-KSB Commission File Number:
            1-14076), filed with the Commission on April 2, 2001)
10.44 Security Agreement between PWR and The Chase Manhattan Bank dated March 31, 1999. (Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000 (Commission File Number: 1-14076) filed with the Commission on November 16, 2000.)
10.45 Company guaranty of Chase notes dated April 3, 2000. (Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000 (Commission File
            Number: 1-14076) filed with the Commission on November 16, 2000.)
10.46 Agreement for Wholesale Financing (Security Agreement) dated August 25, 2000 between IBM Credit Corporation and PWR Systems, Inc. (Incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000 (Commission File Number: 1-14076) filed with the Commission on November 16, 2000.)
10.47 Guaranty, dated August 23, 2000, by the Company of Security Agreement, dated August 25, 2000 between IBM Credit Corporation and PWR Systems, Inc. (Incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000 (Commission File Number: 1-14076) filed with the Commission on November 16, 2000.)
10.48 Consulting Agreement, dated as of January 28, 2000, between Vizacom Inc., Arel AMG, Inc., and Charles S. Lazar (Incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 (Commission File Number:
            1-14076) filed with the Commission on April 14, 2000.)
10.49       Consulting Agreement, dated as of November 28, 2000, between Morgan
            J. Wilbur and the Company (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (Date of Report: January 10, 2001)(Commission File Number: 1-14076), filed with the Commission on January 11, 2001.)
10.50 Consulting Agreement, dated as of December 31, 2000, between the Company and Triple Crown Consulting (Incorporated by reference to
            Exhibit 10.2 to the Company's Current Report on Form 8-K (Date of
            Report: January 10, 2001)(Commission File Number: 1-14076), filed with the Commission on January 11, 2001.)

10.51 Escrow Agreement, dated as of December 31, 2000, among the Company, Triple Crown Consulting, and Kaufman & Moomjian, LLC, as escrow agent (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (Date of Report: January 10,
            2001)(Commission File Number: 1-14076), filed with the Commission on January 11, 2001.)
10.52 Consulting Agreement, dated as of January 15, 2001, between SOS Resource Services, Inc. and the Company (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (Date of
            Report: January 15, 2001)(Commission File Number: 1-14076), filed with the Commission on January 30, 2001.)
10.53 Lock-Up Agreement, dated as of January 15, 2001, between SOS Resource Services, Inc. and the Company. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (Date of
            Report: January 15, 2001)(Commission File Number: 1-14076), filed with the Commission on January 30, 2001.)
10.54 Lease, dated December 9, 1998, between Burtson Realty Co. and P.C. Workstation Rentals, Inc. d/b/a PWR Systems, Inc. (Incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 (Commission File Number 1-14076) filed with the Commission on April 2, 2001).
10.55 Lease, dated June 1, 2000, between Spacely LLC and PWR Systems, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2000 (Commission File Number 1-14076) filed with the Commission on August 14, 2000).
10.56 Escrow Agreement, dated as of November 28, 2000, among Morgan J. Wilbur, Vizacom Inc., and Kaufman & Moomjian, LLC, as escrow agent. (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K (Date of Report: January 10, 2001) (Commission File No. 1-14076), filed with the commission on January, 11, 2001.)
10.57 Financial Advisory and Investment Banking Agreement, dated as of January 2, 2001, between Salomon Grey Financial Corporation and Vizacom Inc. (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K (Date of Report: January 10,
            2001) (Commission File No. 1-14076), filed with the commission on January, 11, 2001.)
10.58 Escrow Agreement, dated as of January 2, 2001, among Salomon Grey Financial Corporation, Vizacom Inc., and Kaufman & Moomjian, LLC, as escrow agent. (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K (Date of Report: January 10,
            2001) (Commission File No. 1-14076), filed with the commission on January, 11, 2001.)
10.59 Share Acquisition Agreement, dated March 31, 2001, between Vizacom Inc. and GW 313 Limited. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Date of Report: March 31, 2001) (Commission File No. 1-14076), filed with the commission on April 12, 2001.)
10.60 Software License Agreement, dated as of March 31, 2001, between Software Publishing Corporation and Serif (Europe) Limited. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (Date of Report: March 31, 2001) (Commission File No. 1-14076), filed with the commission on April 12, 2001.)
10.61 Bill of Sale and Assignment and Assumption Agreement, dated as of March 31, 2001, among Vizacom Inc., Serif (Europe) Limited, Serif Inc., Serif GmbH, Dialog 24 Limited, Software Publishing Corporation and Dialog24 Inc. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (Date of Report: March 31,
            2001) (Commission File No. 1-14076), filed with the commission on April 12, 2001.)
10.62 Promissory Note of Serif Inc. dated March 31, 2001, in favor of Vizacom Inc. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (Date of Report: March 31,
            2001) (Commission File No. 1-14076), filed with the commission on April 12, 2001.)
10.63 Charge over Shares, dated March 31, 2001, between Vizacom Inc. and GW 313 Limited. (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K (Date of Report: March 31,
            2001) (Commission File No. 1-14076), filed with the commission on April 12, 2001.)
10.64 Guarantee, dated March 31, 2001, between Vizacom Inc. and GW 313 Limited. (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K (Date of Report: March 31, 2001) (Commission File No. 1-14076), filed with the commission on April 12, 2001.)
10.65 Sublease Termination Agreement between SK Telecom International, Inc. and Vizacom Inc. dated as of March 27, 2001. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2001 (Commission File No. 1-14076), filed with the Commission on May 15, 2001.)
10.66 Promissory Note between The Chase Manhattan Bank and PWR Systems Inc. dated April 13, 2001. (Incorporated by reference to Exhibit
            10.2 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2001 (Commission File No. 1-14076), filed with the Commission on May 15, 2001.)
10.67 Agreement of Subordination and Assignment in favor of The Chase Manhattan Bank, by Vizacom Inc. and Vincent DiSpigno dated April 13, 2001. (Incorporated by reference to Exhibit 10.3 to the Company's

            Quarterly Report on Form 10-QSB for the period ended March 31, 2001 (Commission File No. 1-14076), filed with the Commission on May 15, 2001.)
10.68 Agreement of Subordination and Assignment in favor of The Chase Manhattan Bank, by Vizacom Inc. and David N. Salav dated April 13, 2001. (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2001 (Commission File No. 1-14076), filed with the Commission on May 15, 2001.)
10.69 Guaranty, dated April 13, 2001, executed by Vincent DiSpigno. (Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2001 (Commission File No. 1-14076), filed with the Commission on May 15, 2001.)
10.70 Guaranty, dated April 13, 2001, executed by David N. Salav. (Incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2001 (Commission File No. 1-14076), filed with the Commission on May 15, 2001.)
10.71 Waiver Agreement, dated April 13, 2001, executed David N. Salav. (Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2001 (Commission File No. 1-14076), filed with the Commission on May 15, 2001.)
10.72 Waiver Agreement, dated April 13, 2001, executed Vincent DiSpigno. (Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2001 (Commission File No. 1-14076), filed with the Commission on May 15, 2001.
10.73 Guaranty, dated April 13, 2001, executed by Vizacom Inc. (Incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2001 (Commission File No. 1-14076), filed with the Commission on May 15, 2001.
10.74 Closing Agreement between the Internal Revenue Service and Software Publishing Corporation last dated May 11, 2001. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2001 (Commission File No. 1-14076), filed with the Commission on August 13, 2001.)
10.75 Promissory Note dated June 20, 2001, by PWR Systems, Inc. in favor of The Chase Manhattan Bank. (Incorporated by reference to Exhibit
            10.2 to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2001 (Commission File No. 1-14076), filed with the Commission on August 13, 2001.)
10.76 Amendment No. 1, dated as of June 29, 2001, to Consulting Agreement, dated as of October 20, 1999, between Vizacom Inc. and Sinclaire International. (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2001 (Commission File No. 1-14076), filed with the Commission on August 13, 2001.)
10.77 Letter of Intent between Vizacom Inc. and SpaceLogix, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Date of Report: October 10, 2001) (Commission File No. 1-14076), filed with the commission on October 19, 2001.)
10.78 Settlement and General Release Agreement, dated as of September 28, 2001, between Vizacom and EarlyBirdCapital.com, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (Date of Report: October 10, 2001) (Commission File No. 1-14076), filed with the commission on October 19, 2001.)
10.79 Liability Reduction Agreement dated as of September 30, 2001, between Vizacom and Kaufman & Moomjian, LLC. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (Date of Report: October 10, 2001) (Commission File No. 1-14076), filed with the commission on October 19, 2001.)
10.80 Letter Agreement, dated September 30, 2001, between Vizacom and Kaufman & Moomjian, LLC. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (Date of Report: October 10, 2001) (Commission File No. 1-14076), filed with the commission on October 19, 2001.)
10.81 Promissory Note dated September 30, 2001, payable to Kaufman & Moomjian. (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K (Date of Report: October 10,
            2001) (Commission File No. 1-14076), filed with the commission on October 19, 2001.)
10.82 Security Agreement, dated as of September 30, 2001, between Vizacom and Kaufman & Moomjian. (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K (Date of Report: October 10, 2001) (Commission File No. 1-14076), filed with the commission on October 19, 2001.)
10.83 Amendment No. 3, dated as of September 28, 2001, to the Agreement and Plan of Merger, dated as of February 28, 2000, among Vizacom, PWR Acquisition Corp., PC Workstation Rentals, Inc., d/b/a PWR Systems, David N. Salav and Vincent DiSpigno. (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K (Date of Report: October 10, 2001) (Commission File No. 1-14076), filed with the commission on October 19, 2001.)

10.84 Amendment No. 1, dated as of September 28, 2001, to Employment Agreement, dated as of March 27, 2000, between Vizacom and David N. Salav. (Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K (Date of Report: October 10, 2001) (Commission File No. 1-14076), filed with the commission on October 19, 2001.)
10.85 Amendment No. 1, dated as of September 28, 2001, to Employment Agreement, dated as of March 27, 2000, between Vizacom and Vincent DiSpigno. (Incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K (Date of Report: October 10,
            2001) (Commission File No. 1-14076), filed with the commission on October 19, 2001.)
10.86 Security Agreement, dated as of September 28, 2001, between Vizacom and David N. Salav and Vincent DiSpigno. (Incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K (Date of Report: October 10, 2001) (Commission File No. 1-14076), filed with the commission on October 19, 2001.)
10.87 Promissory Note, dated as of September 28, 2001, payable by PWR Systems, Inc. to Vincent DiSpigno. (Incorporated by reference to
            Exhibit 10.11 to the Company's Current Report on Form 8-K (Date of
            Report: October 10, 2001) (Commission File No. 1-14076), filed with the commission on October 19, 2001.)
10.88 Promissory Note, dated as of September 28, 2001, payable by PWR Systems, Inc. to David Salav. (Incorporated by reference to Exhibit
            10.12 to the Company's Current Report on Form 8-K (Date of Report:
            October 10, 2001) (Commission File No. 1-14076), filed with the commission on October 19, 2001.)
10.89 Loan Agreement dated September 14, 2001 between Vizacom and SpaceLogix, Inc. (Incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2001 (Commission File No. 1-14076), filed with the Commission on November 7, 2001.)
10.90 Promissory Note in the aggregate principal amount of $650,000 payable by Vizacom to SpaceLogix, Inc. (Incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2001 (Commission File No. 1-14076), filed with the Commission on November 7, 2001.)
10.91 Security Agreement dated September 14, 2001 between Vizacom and SpaceLogix, Inc. (Incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2001 (Commission File No. 1-14076), filed with the Commission on November 7, 2001.
10.92 Amendment No.1 dated October 15, 2001 to SpaceLogix Loan Agreement. (Incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2001 (Commission File No. 1-14076), filed with the Commission on November 7, 2001.)
10.93 Amendment No.1 dated October 15, 2001 to SpaceLogix Security Agreement. (Incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2001 (Commission File No. 1-14076), filed with the Commission on November 7, 2001.)
10.94 Promissory Note dated November 20, 2001, in the aggregate principal amount of $1,214,171.88 issued by PWR Systems, Inc. in favor of JPMorgan Chase Bank. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Date of Report: November 19, 2001) (Commission File No. 1-14076), filed with the commission on November 21, 2001.)
10.95 Assignment dated November 20, 2001, of Vizacom Inc. in favor of JPMorgan Chase Bank. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (Date of Report: November 19, 2001) (Commission File No. 1-14076), filed with the commission on November 21, 2001.)
10.96 Guaranty, dated November 20, 2001, by Software Publishing Corporation in favor of JPMorgan Chase Bank. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (Date of Report: November 19, 2001) (Commission File No. 1-14076), filed with the commission on November 21, 2001.)
10.97 Security Agreement dated November 20, 2001, by Software Publishing Corporation in favor of JPMorgan Chase Bank. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (Date of Report: November 19, 2001) (Commission File No. 1-14076), filed with the commission on November 21, 2001.)
10.98 Intercreditor Agreement dated November 20, 2001, by and among SpaceLogix, Inc., Kaufman & Moomjian, LLC, David N. Salav and Vincent DiSpigno. (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K (Date of Report: November 19,
            2001) (Commission File No. 1-14076), filed with the commission on November 21, 2001.)
10.99 Agreement and Plan of Merger dated November 19, 2001, by and among Vizacom Inc., SpaceLogix, Inc. and SpaceLogix Acquisition Corp. (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K (Date of Report: November 19, 2001) (Commission File No. 1-14076), filed with the commission on November 21, 2001.)
10.100 Voting Agreement dated November 19, 2001, by and among Vizacom Inc., David N. Salav, Vincent DiSpigno, and Neil M. Kaufman. (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K (Date of Report: November 19, 2001) (Commission File No. 1-14076), filed with the commission on November 21, 2001.)
10.101 Form of Registration Rights Agreement, dated December 28, 2001 between Vizacom Inc. and certain former stockholders of SpaceLogix, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Date of Report: December 28, 2001) (Commission File No. 1-14076), filed with the commission on January 14, 2002.)
10.102 Employment Agreement dated December 28, 2001, between Vizacom Inc. and Paul Block. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (Date of Report: December 28,
            2001) (Commission File No. 1-14076), filed with the commission on January 14, 2002.)
10.103 Escrow Agreement, dated December 28, 2001, among Vizacom Inc., certain former stockholders of SpaceLogix, Inc., Trautman Wasserman Holding Company, Inc. and Borstein & Sheinbaum, as escrow agent. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (Date of Report: December 28, 2001) (Commission File No. 1-14076), filed with the commission on January 14, 2002.)
10.104 Note Payment Deferral Agreement, dated December 28, 2001, between Vizacom Inc. and Kaufman & Moomjian, LLC. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (Date of
            Report: December 28, 2001) (Commission File No. 1-14076), filed with the commission on January 14, 2002.)
10.105 Note Payment Deferral Agreement, dated December 28, 2001, between PWR Systems, Inc. and Vincent DiSpigno. (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K (Date of
            Report: December 28, 2001) (Commission File No. 1-14076), filed with the commission on January 14, 2002.)
10.106 Note Payment Deferral Agreement, dated December 28, 2001, between PWR Systems, Inc. and David N. Salav. (Incorporated by reference to
            Exhibit 10.6 to the Company's Current Report on Form 8-K (Date of
            Report: December 28, 2001) (Commission File No. 1-14076), filed with the commission on January 14, 2002.)
10.107 Settlement and General Release Agreement, dated as of November 20, 2001, among Vizacom Inc., Renaissance Multimedia, Inc. and Andrew Edwards. (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K (Date of Report: December 28, 2001) (Commission File No. 1-14076), filed with the commission on January 14, 2002.)
10.108 Promissory Note, dated November 20, 2001, issued by Vizacom Inc. in favor of Andrew Edwards. (Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K (Date of Report:
            December 28, 2001) (Commission File No. 1-14076), filed with the commission on January 14, 2002.)
10.109 Registration Rights Agreement dated November 20, 2001, between Vizacom Inc. and Andrew Edwards. (Incorporated by reference to
            Exhibit 10.9 to the Company's Current Report on Form 8-K (Date of
            Report: December 28, 2001) (Commission File No. 1-14076), filed with the commission on January 14, 2002.)
10.110 Lock-up Agreement, dated November 20, 2001, between Vizacom Inc. and Andrew Edwards. (Incorporated by reference to Exhibit 10.10to the Company's Current Report on Form 8-K (Date of Report: December 28,
            2001) (Commission File No. 1-14076), filed with the commission on January 14, 2002.)
10.111 Sublease between Vance Personnel Agency, Inc. and SpaceLogix dated December 18, 2001, for portions of 9th and 13th floors at 12 East 41st Street, New York, NY.*
10.112 Settlement Agreement dated April 9, 2002 and Mutual Release of Claims, between Community Towers, LLC and Software Publishing Corporation and Vizacom.*
10.113 Surrender Agreement dated December 14, 2001 between Spacely LLC and PWR Systems, relating to Suite T-102, Long Island Technology Center, 3500 Sunrise Highway, Islip, NY.*
10.114 Lease dated December 15, 2001 between Spacely LLC and PWR Systems, relating to Suite T-115, Long Island Technology Center, 3500 Sunrise Highway, Islip, NY.*
10.115 Employment Termination Agreement dated January 30, 2002 between Edison Chae and SpaceLogix.*
21. Subsidiaries of the Company. (Incorporated by reference to Exhibit 21 to the Company's December 31, 2000 Form 10-KSB Commission File
            Number: 1-14076), filed with the Commission on April 2, 2001)
23.1        Consent of Richard A. Eisner & Company, LLP.*
23.2        Consent of Ernst & Young LLP.*

----------
* Filed herewith