Form 10KSB/A
period 2001-12-31
VIZACOM INC
filed 2002-05-14
CIK 926331

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
 Yes |X|     No
    -----       -----

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                EXPLANATORY NOTE

     The purpose of this Amendment on Form 10-KSB/A to the Annual Report of Vizacom, Inc. is to revise the disclosure as follows.

     Item 11, presented here in its entirety, is amended with respect to the table of Security Ownership of Certain Beneficial Owners and Management, specifically, the addition of Ram Trading, Ltd. as a certain beneficial owner.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                      EQUITY COMPENSATION PLAN INFORMATION


                                   (a)                                (b)                       (c)
                                                                                        Number of securities
                                                                                        remaining available for
                           Number of securities to be         Weighted-average          for future issuance under
                           issued upon exercise of            exercise price of         equity compensation plans
                           Outstanding options, warrants      outstanding options,      (excluding securities in
                           and rights                         warrants and rights       column (a))
Equity Compensation        1,612,105                                   8.9              967,881
plans approved by
security holders

Equity Compensation        19,338                                      18.34
plans not approved by
security holders


Our Board of Directors from time-to-time has granted outside consultants, employees, and vendors non-plan options. Specific terms of each such grant are at the sole discretion of the Board of Directors and are generally at prices not less than the fair market value at the date of grant.

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

Except as otherwise indicated in the notes to the following table,

     o we believe that all shares are beneficially owned, and investment and voting power is held by, the persons named as owners, and
     o the address for each beneficial owner listed in the table, unless otherwise indicated, is c/o Vizacom Inc., 3512 Veterans Memorial Highway, Bohemia, New York 11716.


                                                               Amount and Nature
                                                                of Common Stock            Percentage of Shares
Name of Beneficial Owner                                      Beneficially Owned             Beneficial Owned
------------------------                                      ------------------             ----------------
Vincent DiSpigno.......................................           306,898  (1)                      5.2
David N. Salav.........................................           306,898  (2)                      5.2
Paul J. Block..........................................           300,000  (3)                      4.9
Alan W. Schoenbart.....................................            21,000  (4)                      *
Ever M. Elivo..........................................             4,750  (5)                      *
Francis X. Murphy......................................             9,498  (6)                      *
David A. Buckel........................................             6,498  (7)                      *
RAM Trading, Ltd.......................................           769,231  (8)                     13.2

All officers and directors as a group (7 persons)......           955,542  (9)                     15.1


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

     (8) The address of such beneficial owner is c/o Caledonian Bank & Trust Limited, Caledonian House, P.O. Box 1043, George Town, Grand Cayman. Includes 153,846 shares of our common stock owned by DeMaio Partners LLC, over which RAM Trading, Ltd. has shared voting and dispositive powers. Based on a Schedule 13G filed as April 8, 2002, each of DeMaio Partners LLC, Ritchie Capital Management, LLC, RAM Capital, LLC, RAM Capital Investments, Ltd., Warren L. DeMaio, THR, Inc. and A.R. Thane Ritchie have shared voting and dispositive power with respect to all such 769,231 shares of our common stock.

     (9) Includes an aggregate 435,496 shares of our common stock issuable upon the exercise of the options discussed in notes (1) through (7) above which are exercisable within the next 60 days.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VIZACOM INC.


Dated: May 14, 2002                     By /s/Vincent DiSpigno
                                          --------------------------------------
                                        Vincent DiSpigno
                                        Chief Executive Officer, President,
                                        Chairman of the Board
                                        (Principal Executive Officer)


Dated: May 14, 2002                     By:/s/Alan W. Schoenbart
                                           -------------------------------------
                                        Alan W. Schoenbart
                                        Vice President - Finance, Treasurer
                                        and Chief Financial Officer
                                        (Principal Financial Officer)

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on the 14th day of May 2002.

/s/David N. Salav
----------------------------------         Vice President and Director
         David N. Salav

/s/Paul J. Block
----------------------------------         Executive Vice President and Director
         Paul J. Block


----------------------------------         Director
       Francis X. Murphy


----------------------------------         Director
        David A. Buckel

/s/Vincent DiSpigno
----------------------------------         Director
        Vincent DiSpigno