Form 10QSB
period 2002-03-31
VIZACOM INC
filed 2002-05-14
CIK 926331

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,197,637 shares of Common Stock, as of April 30, 2002.

Transitional Small Business Disclosure Format (check one): Yes [  ]   No [X]

                                  VIZACOM INC.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item                                                                       Pages
----                                                                       -----

ITEM 1.  FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheets as of March 31, 2002
(Unaudited) and December 31, 2001                                              3

Condensed Consolidated Statements of Operations for the Three
      Months Ended March 31, 2002 and 2001 (Unaudited)                         4

Condensed Consolidated Statement of Changes in Stockholders' Equity
     for the Three Months Ended March 31, 2002 (Unaudited)                     5

Condensed Consolidated Statements of Cash Flows for the Three
      Months Ended March 31, 2002 and 2001 (Unaudited)                         6

Notes to Condensed Consolidated Financial
Statements                                                                  7-13

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS                                    14-18

PART II - OTHER INFORMATION                                                19-21

                                  VIZACOM INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       March 31,             December 31,
                                                                                         2002                    2001
                                                                                   ------------------      --------------
ASSETS                                                                                (Unaudited)
Current assets:
       Cash and cash equivalents                                                   $      327,433       $       289,603
       Receivables
               Trade, less allowances of  $120,642 and  $389,568                          685,872               981,237
               Other                                                                       20,118                39,755
               Notes                                                                      474,839               429,218
       Inventories                                                                        184,870               190,730
       Restricted cash                                                                    190,797               180,944
       Prepaid expenses and other current assets                                          296,350               245,083
                                                                                   ---------------      ----------------
               Total current assets                                                     2,180,279             2,356,570
Property and equipment, net                                                               157,354               175,080
Goodwill, net of accumulated amortization of $1,083,368                                 3,589,590             3,589,590
Other intangible assets, net of accumulated amortization of
      $1,755,566 and $1,661,700                                                         1,779,765             1,873,631
Note receivable, long term                                                                149,081               263,443
Deferred consulting costs                                                                 589,179               665,031
Other assets                                                                               50,027                50,027
                                                                                   ---------------      ----------------
               Total assets                                                        $    8,495,275       $     8,973,372
                                                                                   ===============      ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Bank notes payable                                                          $    1,134,172       $     1,214,172
       Note payable to law firm                                                           464,342               464,342
       Other current debt                                                                 240,949               267,733
       Notes payable to related parties                                                   316,727               311,791
       Accounts payable                                                                 2,063,923             2,143,446
       Accrued liabilities                                                              1,759,424             1,612,856
                                                                                   ---------------      ----------------
               Total current liabilities                                                5,979,537             6,014,340
Convertible notes                                                                               -               150,420
                                                                                   ---------------      ----------------
               Total liabilities                                                        5,979,537             6,164,760
                                                                                   ---------------      ----------------

Commitments and contingencies

Stockholders' equity:
       Common stock, par value $.001 per share,
          60,000,000 shares authorized, 5,845,383 and 4,750,008 shares issued               5,845                 4,750
       Additional paid-in capital                                                      77,310,030            76,711,803
       Accumulated deficit                                                            (74,683,532)          (73,768,836)
       Accumulated other comprehensive loss                                              (106,210)             (106,210)
       Treasury stock, 310 shares, at cost                                                (10,395)              (10,395)
       Common stock cancelable                                                                  -               (22,500)
                                                                                   ---------------      ----------------
               Total stockholders' equity                                               2,515,738             2,808,612
                                                                                   ---------------      ----------------
               Total liabilities and stockholders' equity                          $    8,495,275       $     8,973,372
                                                                                   ===============      ================

See accompanying notes to condensed consolidated financial statements.

                                  VIZACOM INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                             Three Months Ended March 31,
                                                                         -------------------------------------
                                                                             2002                   2001
                                                                         -------------          -------------
Net sales
       Hardware                                                          $ 1,371,786            $ 3,431,939
       Service                                                                96,788                511,481
                                                                         -------------          -------------
                                                                           1,468,574              3,943,420
                                                                         -------------          -------------

Cost of sales
       Hardware                                                          $ 1,135,340            $ 2,965,223
       Service                                                                76,215                437,640
                                                                         -------------          -------------
                                                                           1,211,555              3,402,863
                                                                         -------------          -------------

Gross profit                                                                 257,019                540,557

Selling, general and administrative expenses                                 998,779              1,332,972
Restructuring expenses                                                             -                187,584
Amortization of goodwill and other intangibles                                93,866                321,592
Depreciation and amortization                                                 96,578                241,016
Interest and other expense (income), net                                     (17,508)                51,299
                                                                         -------------          -------------
                                                                           1,171,715              2,134,463

       Loss from continuing operations                                      (914,696)            (1,593,906)


Discontinued operations:
       Income from operations of discontinued businesses                           -                314,123
       Gain on sale of discontinued operations                                     -              1,473,337
                                                                         -------------          -------------
       Income from discontinued operations                                         -              1,787,460

       Net income (loss)                                                 $  (914,696)           $   193,554
                                                                         =============          =============

Net income (loss) per common share:
        Continuing operations                                            $     (0.18)           $     (0.88)
        Discontinued operations                                          $         -            $      0.99
                                                                         -------------          -------------
        Net income (loss) per common share - basic and diluted           $     (0.18)           $      0.11
                                                                         =============          =============
        Weighted average number of common shares
          outstanding - basic and diluted                                  5,065,905              1,814,500
                                                                         =============          =============

See accompanying notes to condensed consolidated financial statements.

                                  VIZACOM INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                                                                                        Accumulated
                                                               Common Stock            Additional                         Other
                                                           ----------------------        Paid-In        Accumulated    Comprehensive
                                                            Shares        Amount         Capital          Deficit           Loss
                                                           ----------   ---------     -------------     -----------    -------------
Balance at December 31, 2001                               4,750,008      $ 4,750    $ 76,711,803    $ (73,768,836)   $ (106,210)
Net  loss                                                          -            -               -         (914,696)            -
                                                                                                     --------------   -----------
TOTAL COMPREHENSIVE LOSS                                           -            -               -         (914,696)            -
                                                                                                     --------------   -----------
Sale of common stock in private placements, net              884,615          884         480,663                -             -
Common stock issued in connection with convertible note      240,760          241         135,234                -             -
Warrant issued in connection with note payable                     -            -           4,800                -             -
Common stock cancelled                                       (30,000)         (30)        (22,470)               -             -
                                                           ----------     --------   -------------   --------------   -----------
Balance at March 31, 2002                                  5,845,383      $ 5,845    $ 77,310,030    $ (74,683,532)   $ (106,210)
                                                           ==========     ========   =============   ==============   ===========


                                                                               Common          Total
                                                            Treasury           Stock        Stockholders'
                                                              Stock           Cancelable        Equity
                                                          -------------       ----------    --------------
Balance at December 31, 2001                                 $ (10,395)      $ (22,500)     $ 2,808,612
Net  loss                                                            -               -                -
TOTAL COMPREHENSIVE LOSS                                             -               -         (914,696)
Sale of common stock in private placements, net                      -               -          481,547
Common stock issued in connection with convertible note              -               -          135,475
Warrant issued in connection with note payable                       -               -            4,800
Common stock cancelled                                               -          22,500                -
                                                             ----------      ----------     ------------
Balance at March 31, 2002                                    $ (10,395)      $       -      $ 2,515,738
                                                             ==========      ==========     ============

See accompanying notes to condensed consolidated financial statements.

                                  VIZACOM INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Three Months Ended March 31,
                                                                            ----------------------------
                                                                            2002              2001
                                                                            -----------   --------------
OPERATING ACTIVITIES:

Loss from continuing operations                                             $ (914,696)     $(1,593,906)
Adjustments to reconcile loss from continuing operations
    to net cash used in operating activities:
   Depreciation and amortization                                               190,444          619,038
   Provision for doubtful accounts                                                   -           86,417
   Realized loss on sale of property and equipment                                   -              891
   Warrants and stock options issued for services                                    -          233,650
   Changes in assets and liabilities, net of effects of deposition:
      Receivables                                                              315,002          249,950
      Inventories                                                                2,860         (177,537)
      Prepaid expenses and other current assets                                (51,267)          41,238
      Accounts payable                                                         (79,522)        (327,853)
      Accrued liabilities                                                      151,503          259,287
                                                                            -----------     ------------
             Net cash used in continuing operations                           (385,676)        (608,825)
             Net cash provided by discontinued operations                            -           24,589
                                                                            -----------     ------------
             Net cash used in operating activities                            (385,676)        (584,236)
                                                                            -----------     ------------
INVESTING ACTIVITIES:

Purchase of property and equipment                                                   -             (875)
Net proceeds from sale of property and equipment                                     -            1,350
Proceeds from note receivable                                                   68,741                -
(Increase) decrease in restricted cash                                          (9,853)         239,838
Disposition of business, net of cash disposed                                        -         (537,767)
                                                                            -----------     ------------
             Net cash provided by (used in) continuing operations               58,888         (297,454)
             Net cash used in discontinued operations                                -         (209,646)
                                                                            -----------     ------------
             Net cash provided by (used in) investing activities                58,888         (507,100)
                                                                            -----------     ------------
FINANCING ACTIVITIES:

Proceeds from sale of common stock - net                                       481,547          270,228
Expenses related to conversion of notes to common stock                        (14,945)               -
Proceeds from inventory financing facility                                           -          776,020
Payment of bank notes payable                                                  (80,000)               -
Payment of related party notes                                                       -         (266,614)
Payment of other current debt                                                  (21,984)         (72,957)
                                                                            -----------     ------------
             Net cash provided by continuing operations                        364,618          706,677
             Net cash used in discontinued operations                                -          (43,998)
                                                                            -----------     ------------
             Net cash provided by financing activities                         364,618          662,679
                                                                            -----------     ------------

Effect of exchange rate changes on cash and cash equivalents                         -           73,436
                                                                            -----------     ------------

Increase (decrease) in cash and cash equivalents                                37,830         (355,221)
Cash and cash equivalents:
             Beginning of period                                               289,603          843,836
                                                                            -----------     ------------
             End of period                                                  $  327,433      $   488,615
                                                                            ===========     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:

  Interest

      Continuing operations                                                 $   20,162      $    52,912
                                                                            ===========     ============
      Discontinued operations                                               $        -      $     5,730
                                                                            ===========     ============
  Income taxes

      Continuing operations                                                 $        -      $     2,286
                                                                            ===========     ============
      Discontinued operations                                               $        -      $       627
                                                                            ===========     ============


See accompanying notes to condensed consolidated financial statements.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Vizacom Inc. and its wholly owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The condensed consolidated balance sheet as of December 31, 2001 has been derived from the Company's audited consolidated balance sheet as of that date.

         GOODWILL

         In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles" (SFAS 142) the Company no longer amortizes goodwill as of January 1, 2002. The Company will conduct impairment analyses at least annually using one or more of the asset impairment tests described in SFAS 142.

         REVERSE STOCK SPLIT

         On May 23, 2001 the company effected a one-for-ten (1:10) reverse stock split. All share and per share data have been adjusted to give effect to the reverse stock split.

         RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141supersedes Accounting Principles Board ("APB") Opinion 16 "Business Combinations" and SFAS No. 38 "Accounting for Pre-acquisition Contingencies," and eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS No. 141 also includes new criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or after). The Company applied the criteria under this statement in regard to its acquisition of SpaceLogix Inc. in December 2001.

         SFAS No. 142, supersedes APB Opinion No. 17, "Intangible Assets," and states that goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The discontinuing of amortization provisions under SFAS No. 142 of goodwill and indefinite lived intangible assets apply to assets acquired after June 30, 2001. In addition, the impairment provisions of SFAS 142 apply to assets acquired prior to July 1, 2001 upon adoption of SFAS 142. The Company has adopted this statement as of January 1, 2002. Under the transitional goodwill impairment test, goodwill in each reporting unit must be tested for impairment as of January 1, 2002. The Company has six months to complete the first step of the

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         transitional goodwill impairment test but the amounts used to perform the test must be those at January 1, 2002. If the carrying amount of the net assets of the reporting unit (including goodwill) exceeds the fair value of that reporting unit, the second step of the transitional goodwill impairment test must be completed as soon as possible, but no later than December 31, 2002. The second step of the transitional goodwill impairment test measures the amount of impairment loss by measuring the implied fair value of the goodwill against its carrying value. An impairment loss recognized as a result of a transitional goodwill impairment test will be recognized as the effect of a change in accounting principle. Although a transitional impairment loss for goodwill may be measured in other than the first interim reporting period, it shall be recognized in the first interim period irrespective of the period in which it is measured. Therefore, a transitional goodwill impairment loss, which is measured in any period other than the first interim reporting period will require the amendment of previously filed interim period financial statements.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of." The primary objective of SFAS No. 144 is to develop one accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. The provisions of this statement are effective for the Company for the fiscal year beginning January 1, 2002.

         RECLASSIFICATIONS

         Certain reclassifications have been made to the 2001 amounts to conform with the 2002 presentation.

2.       LIQUIDITY AND BUSINESS RISKS

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring net losses since its inception, and had a working capital deficiency of $3,799,258 at March 31, 2002.

         On November 20, 2001, the Company reached a definitive agreement with JPMorgan Chase Bank ("the bank") to extend through May 31, 2002 the loan of approximately $1,214,000 from the bank to the Company's PWR Systems subsidiary ("PWR"), which had expired on October 29, 2001. On January 11, 2002, PWR's temporary inventory finance facility with a commercial lender terminated because the Company chose not to secure a $50,000 irrevocable letter of credit. Also in the first quarter of 2002, certain of the company's primary distributors rendered decisions effectively terminating PWR's credit line availability causing it to pay cash in advance for the majority of its purchases. The Company has identified and negotiated with a commercial finance company for a line of credit facility. Management is hopeful they can effect an agreement which will result in an extension of the May 31, 2002 due date to the bank. Management's ability to reach agreement on an extension of the loan date is partially dependent on its ability to negotiate a line of credit facility with the aforementioned commercial finance company. However, no assurance can be given that management will be successful in that regard and if unsuccessful the Company may default on this obligation which will impair the Company's ability to continue its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         On April 15, 2002, the Company defaulted on its Note for legal services to its former counsel and chairman in the amount of $464,342 at March 31, 2002. Accordingly this note is reflected as a current liability.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


2.       LIQUIDITY AND BUSINESS RISKS (CONTINUED)

         The Company's placement agent has placed or arranged in excess of $1,000,000 in financing for the Company through April 30, 2002.

         The promissory note held by the Company from its former visual communications subsidiary provides for the Company to receive $480,000 in 2002. The Company believes that over the next twelve months it will need to raise at least an additional $1,000,000 to $1,500,000 to meet its currently anticipated liquidity and capital expenditure requirements. Management intends to seek additional financing through a variety of methods. There can be no assurance that the Company will be successful in completing any such financing, or that the terms of any such financing will be beneficial to the Company or its stockholders. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.       LOSS PER SHARE

         Basic loss per share is computed based upon the weighted average number of common shares outstanding during each period presented. Stock options and warrants did not have an effect on the computation of diluted earnings per share in the three month periods ended March 31, 2002 and 2001 since they were anti-dilutive.

4.       STATEMENTS OF CASH FLOWS

         Supplemental disclosure of non-cash financing and investing activities for the quarter ended March 31, 2002 and 2001 is set forth below:


                                                                                         2002               2001
                                                                                     -------------      ----------
         Convertible note exchanged for common stock                                 $    150,420       $       -
                                                                                     =============      ==========
         Warrant recorded as debt discount                                           $      4,800       $       -
                                                                                     =============      ==========
         Common stock cancelled                                                      $     22,500       $       -
                                                                                     =============      ==========
         Note receivable for business disposition                                    $          -       $ 987,500
                                                                                     =============      ==========
         Issuance of common stock in payment of liabilities                          $          -       $ 132,718
                                                                                     =============      ==========
         Issuance of common stock and warrants for deferred consulting costs         $          -       $ 215,178
                                                                                     =============      ==========
         Unrealized holding gain on marketable securities                            $          -       $   1,792
                                                                                     =============      ==========


5.       DEBT

         Convertible Notes: On January 2, 2002 the holders exercised their rights to convert the outstanding convertible notes payable with accrued interest at a price of $.625 per share. The Company issued an aggregate of 240,760 shares of its common stock to the holders. The placement agent will receive a five-year warrant to purchase 24,076 shares of common stock at an exercise price of $1.00 per share, as well as a $15,000 commission.

         Short-Term Loan: On March 15, 2002 the Company received $25,000 in a short-term loan from a principal of its placement agent. The Company has agreed to pay 10% interest and issued a warrant to purchase 7,500 shares of common stock at an exercise price of $1.00 per share. The warrant was valued at $4,800 utilizing a Black Scholes model with the following assumptions: 90% volatility, five-year term, a risk-free rate of 4.74%, and no dividends.

         Note Payable to Law Firm: On April 15, 2002, the Company defaulted on the note payable to law firm for services rendered due to its former legal counsel in the amount of $464,342 at March 31, 2002. The Company received a formal notice of default on May 1, 2002.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6.       STOCKHOLDERS' EQUITY

         Private Placements: The Company completed three separate private placements as follows: (a) On February 14, 2002 the Company sold 76,923 shares of its common stock to an accredited investor at a price of $.65 per share, for which it received $50,000. The placement agent will receive a commission of $5,000 and a five-year warrant to purchase 7,692 shares of common stock at an exercise price of $1.00 per share;
         (b) On February 26, 2002 the Company sold 38,461 shares of its common stock to an accredited investor at a price of $.65 per share, for which it received aggregate gross proceeds of $25,000. The placement agent will receive a commission of $2,500 and a five-year warrant to purchase 3,846 shares of the Company stock at an exercise price of $1.00 per share; (c) In connection with a March 22, 2002 subscription agreement, on March 28, 2002 the Company sold 615,385 shares at a price of $.65 per share, and issued a five-year warrant commencing November 1, 2002 to purchase 184,615 shares of its common stock at an exercise price of $1.00 per share, to an accredited entity, for which it received aggregate gross proceeds of $400,000. On the same date, the Company sold 153,846 shares of its common stock at a price of $.65 per share, and issued a five-year warrant commencing November 1, 2002 to purchase 46,154 shares of its common stock at an exercise price of $1.00 per share, to an accredited entity, for which it received $100,000. With respect to this $500,000 aggregate financing transaction, the placement agent will receive $50,000 as well as a five-year warrant to purchase 76,923 shares of the Company's common stock at an exercise price of $1.00 per share commencing November 1, 2002. The Company also recorded legal and listing fees aggregating $35,953 in connection with the above transactions.

         Common stock cancelled: On February 12, 2002 the Company received back 30,000 shares of common stock it had issued in November 2001 to an investor relations consultant due to inability to perform under their agreement. The value of these shares is $22,500.

7.       RELATED PARTY TRANSACTIONS

         Resignation of Chairman of the Board and Corporate Legal Counsel: On February 14, 2002 the Company accepted the resignation of its chairman of the board who is a principal in the law firm which was corporate legal counsel. In effecting this resignation, this person also resigned as director, secretary, and as officer and director of any direct or indirect subsidiaries of the Company. The corporate law firm also resigned at the same time. For the quarter ended March 31, 2002, this law firm submitted bills for legal services totaling $104,777. Also see
         Note 2.

         Event of Reversion: Under an agreement concluded in conjunction with the SpaceLogix merger, the former selling shareholders of PWR, who are currently officers of the Company, had agreed to reduce their salaries to $125,000 each on October 1, 2001, in exchange for an incentive bonus arrangement. The agreement provided for an event of reversion should PWR not receive $1,000,000 of working capital by March 31, 2002, which did not occur. As such the incentive bonus agreement became null and void and the Company became obligated under the pre-existing controlling merger and employment agreements which provide to each officer $200,000 in annual salaries, a $25,000 bonus, and an earn-out based on certain income targets and working capital requirements. Therefore, as of March 31, 2002 the Company owed such executives back wages aggregating $75,000 since October 1, 2002. Such amounts are included in accrued liabilities at March 31, 2002.

         Note Payable to Related Parties: The Company received waivers of certain note payments due the aforementioned former selling shareholders of PWR from February through May 1, 2002, or $100,000 in the aggregate, until June 1, 2002, with a reaffirmation by the Company of continuing the scheduled monthly note payments until paid, beginning June 1, 2002.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


7.       RELATED PARTY TRANSACTIONS (CONTINUED)

         Placement Agent: The Company's placement agent will receive a placement fee of $72,500 and aggregate five-year warrants to purchase 112,537 shares of our common stock at $1.00 per share in connection with the various equity placements it conducted on behalf of the Company in the quarter ended March 31, 2002. Additionally the placement agent will receive $25,000 in connection with the two bridge loans closed subsequent to the quarter (See Note 9).

8.       COMMITMENTS AND CONTINGENCIES

         Litigation

         California Lease Matter Settlement: In the fourth quarter of 1998, an action was commenced against Software Publishing Corporation ("SPC"), a subsidiary of the Company, in California in which plaintiff sought $300,000 plus interest and attorneys fees in damages in addition to other causes of action for SPC's alleged violation of a lease for office space located in San Jose, California. This was the location at which SPC had its principal place of business and at which the Company had its principal executive offices during the period of January 1997 through January 1998.

         On April 10, 2002 this matter was settled for $300,000. The Company agreed to pay $200,000 in common stock at a price of $.78 per share, or 256,410 common shares, and SPC will pay $100,000 in cash. At March 31, 2002, the Company had fully provided for this settlement. SPC has paid $25,000 in cash and pledged common shares for the balance of the $75,000 cash settlement. The pledged shares equate to an additional 96,154 shares, and will be returned to the Company when SPC pays the $75,000. The Company has sixty days to pay the $75,000 or will pay 2% a month interest on the unpaid balance until paid. The Company has agreed to register these shares by June 30, 2002, and has agreed to cause a registration statement for the resale of these shares to become effective by September 30, 2002. The plaintiff may sell up to 16.66% of the 256,410 common shares on a quarterly basis starting October 1, 2002. Should the registration not be effective by September 30, 2002, the Company has agreed to a put option whereby during the quarters beginning October 1, 2002 and January 1, 2003 the Company may be required to purchase 16.66% each quarter, of the plaintiffs' shares, at the aforementioned dates at the market price of such shares at the beginning of each quarter, but not greater than $.78 per share.

         Foreign Liquidated Entities Matter: On February 2, 2001, Junction 15 ("J15") and interMETHODS ("IML'), the Company's two UK subsidiaries entered into creditors voluntary liquidation in the UK. Insolvency Practitioners from KPMG in the UK were appointed to be their liquidators. Prior to the liquidation of J15, the employment of two of its executives was terminated. In April 2001, these two executives commenced proceedings against the Company claiming compensation for loss of office and obtained an order from the High Court of Justice, freezing the Company's assets in the UK up to a value of (pound)362,000 (approximately $517,000). At the same time, a shareholder in IML issued proceedings claiming approximately $100,000 due to him under a deferred payment agreement. The $150,000 of cash that the Company received upon the completion of the Serif transaction is being held in escrow by the Company's lawyers in the UK and is included in restricted cash in the accompanying balance sheet. The Company issued a defense and counterclaim in both sets of proceedings. The Company contends that two executives from J15 were dismissed for cause, and that all three claimants are liable in damages for breaches of warranties and breach of their duties of care in respect of the purchase of the two subsidiaries. The Company intends vigorously to defend the proceedings unless an acceptable settlement can be reached. The Company has been advised by its UK legal counsel that the injunction will not affect its ability to receive and utilize the monthly payments from Serif Inc. pursuant to the promissory note because Serif Inc. is domiciled in the US.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


8.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

         Installment Payment Matter: This matter was brought in March 2002 against Renaissance Multimedia Inc. in which the plaintiff seeks $75,000 plus attorneys' fees alleging breach of an installment payment agreement and security agreement for certain software and related services. This matter has been disputed prior to the acquisition of Renaissance, and the Company has an obligation to indemnify the former president of this subsidiary since he personally guaranteed the installment payment agreement. The installment payment arrangement relates to a certain software product intended for developing complex e-commerce solutions and an associated support arrangement. Renaissance was unable to utilize the product and was not provided with the appropriate level of aftermarket support. The Company believes this action is without merit and intends to vigorously defend this action.

         Other Litigation: In addition to the aforementioned litigation, the Company has other litigation matters in progress in the ordinary course of business. Management believes that all pending litigation of the Company will be resolved without a further material effect on the Company's financial position, results of operations or cash flows.

         Other

         Employment Termination Agreement: Shortly after the SpaceLogix merger on December 31, 2001, the President of SpaceLogix resigned. The Company is still working out details of settling his employment agreement. On January 30, 2002 the Company entered into a termination agreement with an executive of SpaceLogix. Under the agreement, the Company terminated his May 1, 2001 employment agreement with SpaceLogix and agreed to give the executive 15,371 shares of common stock of the 61,481 shares originally due to him under the SpaceLogix merger agreement, reimbursement on expenses of up to $5,000, back wages, and an additional $1,500. The parties signed mutual releases.

         Nasdaq Compliance Matters: On October 10, 2001, the Company received a letter from Nasdaq informing the Company that it would permit the Company's continued listing, but it would continue to monitor the Company's compliance with the requirement that the Company maintain net tangible assets of at least $2,000,000 or stockholders' equity of at least $2,500,000 and all other continued listing requirements, and it would not allow for continued listing in the event that the Company failed to comply with any of the applicable requirements. At March 31, 2002, the Company met the required listing condition by meeting the stockholders' equity requirement, although it did not meet the net tangible asset test.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


8.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

         On February 19, 2002, the Company received correspondence from The Nasdaq Stock Market Inc. stating that our common stock would be delisted from trading because the bid price of our common stock did not equal or exceed $1.00 for a minimum of thirty consecutive trading days prior to February 19, 2002 as required by Nasdaq Marketplace Rule 4310(c)(4). The Company has submitted its plan to regain compliance with respect to the bid price within the 180-calendar day grace period. In the event that our common stock is delisted from Nasdaq, we expect that our common stock will continue to be listed on the Boston Stock Exchange and would also trade on the NASD's OTC Bulletin Board.

         A delisting of our common stock from the Nasdaq Stock Market could have an adverse effect on the market price of our common stock and the ability and capacity of persons to acquire or sell shares of our common stock.

9.       SUBSEQUENT EVENTS

         Bridge Loan: On April 1, 2002 the Company received a $150,000 bridge loan from an individual investor which is due July 1, 2002,subject to prepayment upon completion of certain financing. The loan bears interest at 12.5% per annum and the Company will issue a three-year warrant to purchase 50,000 shares of its common stock at an exercise price of $.90 per share. The placement agent will receive a $15,000 placement fee.

         On May 9, 2002 the Company received a $100,000 bridge loan from an individual investor which is due August 31, 2002, subject to prepayment upon completion of certain financing. The loan is non-interest bearing and the Company will issue a three-year warrant to purchase 37,500 shares of its common stock at an exercise price of $.90 per share. The placement agent will receive a $10,000 placement fee.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-QSB include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. Such forward-looking statements generally are based upon our best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms. Forward-looking statements may differ from actual future results due to, but not limited to, any of the following possibilities:

     o   Our ability to maintain our Nasdaq market listing;
     o Our ability to obtain new financing and restructure existing financing on favorable terms including the bank debt due May 31, 2002;
     o Our ability to effectively manage our growth, including the integration of newly acquired operations, and otherwise monitor our operations, costs, regulatory compliance, and service quality;
     o   Our ability to expand through attractively priced acquisitions;
     o Our ability to identify future markets and successfully expand existing ones;
     o Our ability to maintain our valued industry partner and vendor relationships and attract new industry partners and vendors;
     o Our ability to maintain our client relationships and attract new clients;
     o   Our ability to attract and retain qualified personnel;
     o   The market acceptance and amount of sales of our products and services;
     o The effects of greater than anticipated competition requiring new pricing, marketing strategies or new product offerings and the risk that we will not respond on a timely or profitable basis;
     o   Business and consumer trends, and economic conditions;
     o The effects of more general factors, including changes in economic conditions, changes in the capital markets, and changes in accounting practices and practices adopted or as required in generally accepted accounting principles.

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

RESULTS OF OPERATIONS

Net Sales. Net sales decreased in the 2002 first quarter by $2,474,846, or 63%, to $1,468,574 from $3,943,420 in the corresponding 2001 quarter. Hardware sales declined $2,060,153, or 60%, to $1,371,786 from $3,431,939 in the corresponding
2001 quarter. This decline is mainly attributable to PWR's inability to process sales orders due to a lack of available working capital. Service sales decreased $414,693, or 81%, to $96,788 from $511,481 in the corresponding 2001 quarter. The 2002 first quarter includes no service sales from Vizy NY which reported sales of $394,796 in the corresponding 2001 quarter.

Gross Profit. Gross profit decreased by $283,538, or 52%, to $257,019 in the 2002 first quarter, from $540,557 in the corresponding 2001 quarter. Hardware gross profit decreased by $230,270, or 49%, to 236,446 from $466,716 in the corresponding 2001 quarter. The decrease in gross profit was attributable to lower hardware sales. Hardware gross margin increased to 17% in the 2002 first quarter from 14% in the corresponding 2001 quarter. Service gross profit decreased by $53,268, or 72%, to $20,573 in the 2002 first quarter from $73,841 in the corresponding 2001 quarter. The increased hardware margin was due to a focus on higher margin goods in the product mix. Service gross margin increased to 21% in the 2002 first quarter from 14% in 2001. The increased service margin was related to higher margin sales associated with our newly acquired SpaceLogix subsidiary.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") decreased by $334,193, or 25%, to $998,779 in the 2002 first quarter from $1,332,972 in the corresponding 2001 quarter. $263,300, or 94% of the decline was attributable to the outsourcing and elimination of the production staff at Vizy NY as well as its president in late November 2001. Corporate SG&A declined by $130,953 in the 2002 first quarter. This decline is related to the downsizing of corporate staff effected at the end of the 2001 first quarter as well as the related reduction in facilities rental. This decline was offset by our newly acquired subsidiary, SpaceLogix which incurred SG&A of $163,389 in the 2002 first quarter, primarily consisting of sales salaries and related selling expenses.

Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles decreased $227,726, or 71%, to $93,866 from $321,592 in the corresponding 2001 quarter. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles" (SFAS 142), as of January 1, 2002 the Company no longer amortizes goodwill. Of the $321,592 in the 2001 first quarter, $84,206 represented the amortization of goodwill, and $237,386 represented the amortization of other intangibles. The decline in the amortization of other intangibles was a result of the impairment write-off of the full amount of Vizy NY's intangibles in late November 2001 and impairment reductions in PWR's intangibles, also in the fourth quarter of 2001.

Depreciation and amortization: Depreciation and amortization decreased $144,438 or 60%, to $96,578 in the 2002 first quarter from $241,016 in the corresponding 2001quarter. This decline was related to certain deferred consulting fees being fully amortized in 2001.

Interest and other expense (income), net. We reported interest and other income of ($17,508) in the 2002 first quarter compared to interest and other expense, net of $51,299 in the corresponding 2001 quarter. The first quarter of 2001 included $47,813 of amortized debt issuance expense incurred in connection with a line of credit which expired in 2001. Additionally, the 2002 first quarter reflects $11,000 of interest income related to the note from the sale of our Serif Europe software subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents increased by $37,830 to $327,433 at March 31, 2002 from $289,603 at December 31, 2001.

Operating activities

During the 2002 first quarter, net cash used in operating activities decreased to $385,676 from $584,236 in the corresponding 2001 quarter. The decline was principally related to a decrease in our loss from operations to $914,696 in the 2002 first quarter from $1,593,906 in corresponding 2001 quarter.

Investing activities

Cash provided by investing activities in the 2002 first quarter was $58,888 compared to cash used of $507,100 in the corresponding 2001 quarter. We sold our Serif Europe operations on March 31, 2001. The corresponding 2001 quarter reflects $209,646 of cash utilized by that discontinued operation as well as $537,767 of net cash disposed with the business sale, partially offset by $239,838 we received when SPC's sublease of its California premises terminated in early 2001. During the 2002 first quarter, we received $68,741 in proceeds from a note receivable from the sale of the Serif Europe operations.

Financing activities

Cash provided by financing activities decreased to $364,618 in the 2002 first quarter from $662,679 in the corresponding 2001 quarter. In the 2001 first quarter, we received $776,020 from a revolving line of credit with IBM which was partially offset by the payment of bank notes and other current debt of $266,614 and $72,957, respectively. Net proceeds from the sale of our common stock were $481,547 in the 2002 first quarter compared to $270,228 in the corresponding 2001 quarter.

Working Capital Deficiency:

We have experienced recurring net losses since our inception, and had a working capital deficiency of $3,799,258 at March 31, 2002. The increase of $141,488, from our working capital deficiency of $3,657,770 at December 31, 2001, is principally a result of a decrease in revenues caused by our inability to raise capital and fulfill customers sales orders.

Financing Commitments and Prospects:
-----------------------------------

Debt Financing: On November 20, 2001, we reached a definitive agreement with JPMorgan Chase Bank ("JPMC") to extend through May 31, 2002 the loan of approximately $1,214,000 from JPMC to our PWR Systems subsidiary ("PWR"), which had expired on October 29, 2001. On January 11, 2002, PWR's temporary finance inventory finance facility with IBM Credit Corporation terminated because we chose not to put up a $50,000 irrevocable letter of credit. Also in the first quarter of 2002, certain of the PWR's primary distributors rendered decisions effectively terminating PWR's credit line availability causing it to pay cash in advance for the majority of its purchases. We have identified and negotiated with Keltic Financial Partners, LP ("Keltic") for up to a $2,000,000 line of credit facility. Availability under the line is expected to be determined as a percentage of borrowings against eligible, as defined, trade receivables. Those receivables are currently pledged to the bank, which has preliminarily agreed to subordinate those receivables in exchange for a payment against their outstanding loan balance. Certain details have yet to be finalized with JPMC to complete the Keltic financing. Management is hopeful we can effect an agreement which will result in an extension of the May 31, 2002 due date of the loan to JPMC. Based on current receivable balances at April 30, 2002 the Company would initially receive approximately $320,000 from Keltic, after consideration of associated fees. It is expected that a portion of this amount will be utilized to pay down our JPMC loan, with residual proceeds being utilized for PWR working capital. Additionally, the promissory note held by us from our former visual communications subsidiary provides for us to receive $480,000 in 2002. We expect that the amounts repaid on this note, which is currently pledged to JPMC, will be utilized to extend and pay down the loan with JPMC based on our preliminary discussions regarding the Keltic facility. While we believe we will succeed in completing negotiation of the

$2,000,000 line of credit facility with Keltic and restructure our JPMC note before May 31, 2002, no assurances can be given that we will be successful in either of these endeavors, and if unsuccessful we may default on this obligation which will impair our ability to continue our operations.

Equity and other financing: Trautman Wasserman, the Company's placement agent has placed or arranged in excess of $1,000,000 in financing for the Company through April 30, 2002.

For some time our principal source of liquidity has been from external equity and other financings rather than our operations. Our operating ability, and therefore our ability to generate cash to cover our operating burden, is inextricably tied to having a certain base level of funding availability either in debt or equity, or a combination of both. We believe that over the next twelve months we will need to raise at least an additional $1,000,000 to $1,500,000 to meet our currently anticipated liquidity and capital expenditure requirements. We intend to seek additional financing through a variety of methods. Additionally the longer it takes for us to raise money the greater our needs become. Therefore, we estimate that each additional quarter in which funding is absent can result in an additional $200,000 or more in funding requirements. We believe we have taken significant strides over the past year to reduce our operating burden in the face of constrained capital markets and difficult economic times but nonetheless need additional minimum operating capital to allow our operations to become the principal source of liquidity. We believe the completion of the aforementioned Keltic facility combined with additional funding initiatives, will enable us to reach our goals. We also believe that our relationship with our placement agent, Trautman Wasserman, will be beneficial, considering that with their assistance we have completed in just the first quarter of 2002, more equity funding than all of 2001.

Our ability to continue to raise capital in 2002 is also dependent in some part on our ability to maintain our continued Small Cap listing status with Nasdaq. See Nasdaq Compliance Matters in Note 8 to the condensed consolidated financial statements. The loss of such will make it more difficult for us to meet our capital requirements. We intend to utilize our available funds in 2002 to finance the working capital requirements of our PWR and SpaceLogix subsidiaries in our information technology product and service solutions business. Our cash requirements, however, may change depending upon numerous factors, including, without limitation, the cost of integrating our businesses, as well as increased personnel costs, inventory and accounts receivable arising from the sale and shipment of new or additional products, and other expansion of our business. There can be no assurance that we will be successful in attaining our sales or strategic goals, or that attaining such goals will have the desired effect on our cash resources. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE PAYABLE TO FORMER LAW FIRM

We are obligated on a promissory note in the amount of $464,342 to our former law firm, Kaufman & Moomjian, LLC for legal services rendered. On April 15, 2002, we defaulted on this note and the entire amount is due and payable. On May 1, 2002 we received a formal notice of default from the law firm.

FOREIGN CURRENCY RISK

Our foreign exchange exposure and gains and losses have been substantially reduced given the divestiture of our international operations.

SEASONALITY

We believe that our information technology product and solutions business is not characterized by significant fluctuations, though the fourth quarter of each year may be our period of strongest financial performance as corporations attempt to meet their budget allocations.

INFLATION

We believe that inflation has generally not had a material impact on our operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141supersedes Accounting Principles Board ("APB") Opinion 16 "Business Combinations" and SFAS No. 38 "Accounting for Pre-acquisition Contingencies," and eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS No. 141 also includes new criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or after). We applied the criteria under this statement in regard to our acquisition of SpaceLogix Inc. in December 2001.

SFAS No. 142, supersedes APB Opinion No. 17, "Intangible Assets," and states that goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The discontinuing of amortization provisions under SFAS No. 142 of goodwill and indefinite lived intangible assets apply to assets acquired after June 30, 2001. In addition, the impairment provisions of SFAS 142 apply to assets acquired prior to July 1, 2001 upon adoption of SFAS 142. We adopted this statement as of January 1, 2002. Under the transitional goodwill impairment test, goodwill in each reporting unit must be tested for impairment as of January 1, 2002. We have six months to complete the first step of the transitional goodwill impairment test but the amounts used to perform the test must be those at January 1, 2002. If the carrying amount of the net assets of the reporting unit (including goodwill) exceeds the fair value of that reporting unit, the second step of the transitional goodwill impairment test must be completed as soon as possible, but no later than December 31, 2002. The second step of the transitional goodwill impairment test measures the amount of impairment loss by measuring the implied fair value of the goodwill against its carrying value. An impairment loss recognized as a result of a transitional goodwill impairment test will be recognized as the effect of a change in accounting principle. Although a transitional impairment loss for goodwill may be measured in other than the first interim reporting period, it shall be recognized in the first interim period irrespective of the period in which it is measured. Therefore, a transitional goodwill impairment loss, which is measured in any period other than the first interim reporting period will require the amendment of previously filed interim period financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of." The primary objective of SFAS No. 144 is to develop one accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. The provisions of this statement are effective for our fiscal year beginning January 1, 2002.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Community Towers, LLC vs. Software Publishing Corporation: In the fourth quarter of 1998, an action was commenced against Software
         Publishing Corporation ("SPC"), a subsidiary of the Company, in California in which Community Towers, LLC sought $300,000 plus interest and attorneys fees in damages in addition to other causes of action for SPC's alleged violation of a lease for office space located in San Jose, California. This was the location at which SPC had its principal place of business and at which we had our principal executive offices during the period of January 1997 through January 1998.

         On April 10, 2002 this matter was settled for $300,000. We agreed to pay $200,000 in common stock at a price of $.78 per share, or 256,410 common shares, and SPC will pay $100,000 in cash. At March 31, 2002, we had fully provided for this settlement. SPC has paid $25,000 in cash and pledged common shares for the $75,000 of the cash settlement. The pledged shares equate to an additional 96,154 shares, and will be returned to us when SPC pays the $75,000. We have sixty days to pay the $75,000 or will pay 2% a month interest on the unpaid balance until paid. We have agreed to register these shares by June 30, 2002, and have agreed to cause a registration statement for the resale of these shares to become effective by September 30, 2002. Community Towers, LLC may sell up to 16.66% of the 256,410 common shares on a quarterly basis starting October 1, 2002. Should the registration not be effective by September 30, 2002, we have agreed to a put option whereby during the quarters beginning October 1, 2002 and January 1, 2003 we may be required to purchase 16.66% each quarter of Community Tower LLC's shares, at the aforementioned dates at the market price of such shares at the beginning of each quarter, but not greater than $.78 per share.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On December 14, 2001 we issued convertible promissory notes in the aggregate original principal amount of $150,000, bearing interest at a rate of six percent per annum. On January 2, 2002 the holders of these notes exercised their conversion privileges and the unpaid principal plus accrued but unpaid interest was converted into an aggregate 240,760 shares of our common stock, at a conversion price of $0.625 per share of common stock. These shares were issued as follows in proportion to the value of each entity's note: 192,608 common shares to Koyah Leverage Partners LP, 36,114 common shares to Koyah Partners LP, and 12,038 shares to Raven Partners LP. Trautman Wasserman as the placement agent will receive a five-year warrant to purchase 24,076 shares of common stock at an exercise price of $1.00 per share, as well as a $15,000 placement fee. The issuance of the shares and notes were private transactions exempt from registration pursuant to Section 4(2) of the Securities Act.

         On February 14, 2002 we sold 76,923 shares of our common stock to William Jaffe at a price of $.65 per share, for which we received $50,000. Trautman Wasserman as the placement agent will receive a five-year warrant to purchase 7,692 shares of common stock at an exercise price of $1.00 per share, and a placement fee of $5,000. The issuance of the shares and warrant were private transactions exempt from registration pursuant to Section 4(2) of the Securities Act.

         On February 26, 2002 we sold 38,461 shares of our common stock to Michael Schwartzbard at a price of $.65 per share, for which we received aggregate gross proceeds of $25,000. Trautman Wasserman as the placement agent will receive a five-year warrant to purchase 3,846 shares of our common stock at an exercise price of $1.00 per share, and a placement fee of $2,500. The issuance of the shares and warrant were private transactions exempt from registration pursuant to Section 4(2) of the Securities Act.

         On March 15, 2002 we received $25,000 in a short-term loan from Douglas Greenwood, a principal of our placement agent, Trautman Wasserman. We have agreed to pay 10% interest and issued a warrant to purchase 7,500 shares of common stock at an exercise price of $1.00 per share. The issuance of this warrant and note were private transactions exempt from registration pursuant to Section 4(2) of the Securities Act.

         In connection with a March 22, 2002 subscription agreement, on March 28, 2002 we sold 615,385 shares at a price of $.65 per share, and issued a five-year warrant commencing November 1, 2002 to purchase 184,615 shares of our common stock at an exercise price of $1.00 per share to Ram Trading Ltd., for which we received aggregate gross proceeds of $400,000. On the same date, we sold 153,846 shares of our common stock at a price of $.65 per share, and issued a five-year warrant commencing November 1, 2002 to purchase 46,154 shares of our common stock at an exercise price of $1.00 per share to DeMaio Partners LLC, for which we received $100,000. With respect to the aggregate transaction, Trautman Wasserman the placement agent will receive a five-year warrant to purchase 76,923 shares of our common stock at $1.00 per share commencing November 1, 2002, as well as a placement fee of $50,000. The issuance of the shares and warrants were private transactions exempt from registration pursuant to Section 4(2) of the Securities Act.

         On April 1, 2002 we received a $150,000 bridge loan from Brian Dow, an individual investor, which is due July 1, 2002, subject to prepayment upon completion of certain financing. The loan bears interest at 12.5% per annum and we will issue a three-year warrant to purchase 50,000 shares of our common stock at an exercise price of $.90 per share.
         Trautman Wasserman, as placement agent, will receive a $15,000 placement fee. The issuance of the warrant and note were private transactions exempt from registration pursuant to Section 4(2) of the Securities Act.

         On April 18, 2002 we issued 256,410 shares of our common stock to settle a litigation matter between Software Publishing Corporation ("SPC") and a Community Towers, LLC. In addition, we issued 96,154 shares of our common stock as security for the $75,000 cash to be paid by SPC to Community Towers, LLC. The pledged shares will be returned to us when SPC pays the $75,000. The issuance of these shares were private transactions exempt from registration pursuant to Section 4(2) of the Securities Act.

         On May 9, 2002 we received a $100,000 bridge loan from Adam Rosmarin, an individual investor, which is due August 31, 2002, subject to prepayment under certain conditions. The loan is non-interest bearing and we will issue a three-year warrant to purchase 37,500 shares of its common stock at an exercise price of $.90 per share. Trautman Wasserman, as placement agent, will receive a $10,000 placement fee. The issuance of the warrant and note were private transactions exempt from registration pursuant to Section 4(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         We are obligated on a promissory note in the amount of $464,342 to our former law firm, Kaufman & Moomjian, LLC for legal services rendered. On April 15, 2002, we defaulted on this note and the entire amount is due and payable. On May 1, 2002 we received a formal notice of default from the law firm.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              None

ITEM 5.  OTHER INFORMATION.

              None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a.)  Exhibits.

               Set forth below are all exhibits to this Quarterly Report on Form 10-QSB.

         Number   Description
         ------   -----------

         3.1   Amendment to By-Laws of Vizacom Inc. dated December 27, 2001.

         (b.)  Reports on Form 8-K

         We filed on Form 8-K on January 14, 2002 under Item 2 "Acquisition or Disposition of Assets" and Item 7 "Financial Statements, ProForma Financial Information and Exhibits" disclosure of our acquisition of SpaceLogix Inc. effective December 28, 2001, including the audited financial statements and Pro Forma presentation. This 8-K also included details of a registration rights agreement and an employment agreement with Paul Block, a former officer of SpaceLogix, and the election of Mr. Block to Class I of our Board. Additionally we reported under Item 5 "Other Events" note payment deferral agreements with Messrs DiSpigno and Salav, and Mr. Kaufman; a settlement and general release agreement with Andrew Edwards, our former president of Vizy NY; and a convertible promissory note transaction.

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

                                                        VIZACOM, INC.


Dated:  May 14, 2002               By:              /s/ Vincent DiSpigno
                                        ----------------------------------------
                                                      Vincent DiSpigno
                                        Chief Executive Officer,
                                        Chairman of the Board, and President
                                        (Principal Executive Officer)


Dated:  May 14, 2002               By:             /s/ Alan W. Schoenbart
                                        ----------------------------------------
                                                     Alan W. Schoenbart
                                        Vice President - Finance, Treasurer
                                        and Chief Financial Officer
                                        (Principal Financial Officer)

                                  VIZACOM INC.

                                INDEX TO EXHIBITS

         Number   Description
         ------   -----------

         3.1      Amendment to By-Laws of Vizacom Inc. dated December 27, 2001.