Form 10QSB
period 2002-06-30
VIZACOM INC
filed 2002-08-15
CIK 926331

THIS DOCUMENT IS A COPY OF THE 10-QSB FILED ON AUGUST 15, 2002, PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,144,992 shares of Common Stock, as of July 31, 2002.

Transitional Small Business Disclosure Format (check one): Yes [   ]  No [ X ]

                                  VIZACOM INC.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item                                                                       Pages
----                                                                       -----

ITEM 1.  FINANCIAL STATEMENTS:

Condensed Consolidated  Balance Sheets as of June 30, 2002 (Unaudited)
   and December 31, 2001                                                     3

Condensed Consolidated  Statements of Operations for the Three and Six
   Months Ended June 30, 2002 and 2001(Unaudited)                            4

Condensed  Consolidated  Statement of Changes in Stockholders'  Equity
   (Deficiency) for the Six Months Ended June 30, 2002 (Unaudited)           5

Condensed  Consolidated  Statements  of Cash  Flows for the Six Months
   Ended June 30, 2002 and 2001 (Unaudited)                                  6

Notes to Condensed Consolidated Financial Statements                        7-17

ITEM 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
         AND RESULTS OF OPERATIONS                                         18-24

PART II - OTHER INFORMATION                                                25-28

                                  VIZACOM INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                 June 30,     December 31,
                                                                                                   2002           2001
                                                                                               -------------- --------------
ASSETS                                                                                          (Unaudited)
Current assets:
    Cash and cash equivalents                                                                  $    207,510    $    289,603
    Receivables
        Trade, less allowances of  $81,000 and $ 125,000                                            483,623         981,237
        Notes                                                                                       491,255         429,218
        Subscriptions                                                                               322,500             -
        Other                                                                                        13,050          39,755
    Inventories                                                                                     103,961         190,730
    Prepaid expenses and other current assets                                                       160,084         245,083
                                                                                               ------------    ------------
        Total current assets                                                                      1,781,983       2,175,626
Property and equipment, net                                                                         136,274         175,080
Goodwill, net of accumulated amortization of $1,083,368 at December 31, 2001                            -         3,589,590
Other intangible assets, net of accumulated amortization of $1,849,432 and $1,661,700               328,899       1,873,631
Note receivable, long term                                                                           42,046         263,443
Deferred consulting costs                                                                           116,905         665,031
Restricted assets                                                                                   200,730         180,944
Other assets                                                                                         48,712          50,027
                                                                                               ------------    ------------
        Total assets                                                                           $  2,655,549    $  8,973,372
                                                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
    Bank note payable                                                                          $  1,064,172    $  1,214,172
    Inventory financing payable                                                                      74,517             -
    Note payable to law firm                                                                        464,342         464,342
    Bridge loan payable, face amount $350,000, net of unamortized debt discount
     of $13,620 at June 30, 2002                                                                    336,380             -
    Other current debt                                                                               66,358         267,733
    Notes payable to related parties, face amount $321,396, net of unamortized debt discount
     of $1,600 at June 30, 2002                                                                     319,797         311,791
    Accounts payable                                                                              1,833,377       2,143,446
    Accrued liabilities                                                                           1,574,274       1,612,856
                                                                                               ------------    ------------
        Total current liabilities                                                                 5,733,217       6,014,340
Convertible notes                                                                                       -           150,420
Common stock, 85,434 shares subject to put option                                                    66,638             -
                                                                                               ------------    ------------
        Total liabilities                                                                         5,799,855       6,164,760
                                                                                               ------------    ------------
Commitments and contingencies

Stockholders' equity (deficiency):
    Common stock, par value $.001 per share,
     60,000,000 shares authorized, 7,145,302 and 4,750,008 shares issued                              7,060           4,750
    Additional paid-in capital                                                                   78,123,751      76,711,803
    Accumulated deficit                                                                         (81,162,052)    (73,768,836)
    Accumulated other comprehensive loss                                                           (102,670)       (106,210)
    Treasury stock, 310 shares, at cost                                                             (10,395)        (10,395)
    Common stock cancelable                                                                             -           (22,500)
                                                                                               ------------    ------------
        Total stockholders' equity (deficiency)                                                  (3,144,306)      2,808,612
                                                                                               ------------    ------------
        Total liabilities and stockholders' equity (deficiency)                                $  2,655,549    $  8,973,372
                                                                                               ============    ============


See accompanying notes to condensed consolidated financial statements.

                                  VIZACOM INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                            Three Months Ended June 30,   Six Months Ended June 30,
                                                            ------------  -------------   ----------  -------------
                                                                2002          2001           2002          2001
                                                            ------------  -------------   ----------  -------------
Net sales
    Hardware                                              $    958,908   $  4,156,906   $  2,330,694   $  7,588,845
    Service                                                    104,205        636,709        200,993      1,148,190
                                                          ------------   ------------   ------------   ------------
                                                             1,063,113      4,793,615      2,531,687      8,737,035
                                                          ------------   ------------   ------------   ------------
Cost of sales
    Hardware                                                   884,666      3,816,261      2,020,006      6,781,484
    Service                                                     80,975        303,995        157,190        741,635
                                                          ------------   ------------   ------------   ------------
                                                               965,641      4,120,256      2,177,196      7,523,119
                                                          ------------   ------------   ------------   ------------
Gross profit                                                    97,472        673,359        354,491      1,213,916

Selling, general and administrative expenses                 1,108,737      1,200,010      2,107,515      2,532,982
Amortization of goodwill                                           -           84,206            -          168,413
Amortization of other intangibles                               93,866        237,386        187,733        474,771
Depreciation and amortization                                  523,566        280,638        620,145        521,654
Impairment loss                                              4,946,590            -        4,946,590            -
Restructuring expenses                                             -              -              -          187,584
Realized loss on marketable securities                             -           85,226            -           85,226
Interest (income) and other expense, net of other income       (96,767)        55,252       (114,276)       106,551
                                                          ------------   ------------   ------------   ------------
                                                             6,575,992      1,942,718      7,747,707      4,077,181

    Loss from continuing operations                         (6,478,520)    (1,269,359)    (7,393,216)    (2,863,265)

Discontinued operations:
    Income (loss) from operations of
      discontinued businesses                                      -         (174,739)           -          139,384
    Gain on sale of discontinued operations                        -              -              -        1,473,337
                                                          ------------   ------------   ------------   ------------
    Income (loss) from discontinued operations                     -         (174,739)           -        1,612,721

    Net loss                                              $ (6,478,520)  $ (1,444,098)  $ (7,393,216)  $ (1,250,544)
                                                          ============   ============   ============   ============

Net income (loss) per common share:
    Continuing operations                                 $      (1.05)  $      (0.67)  $      (1.32)  $      (1.54)
    Discontinued operations                               $        -     $      (0.09)  $        -     $       0.87
                                                          ------------   ------------   ------------   ------------
    Net loss per common share -  basic and diluted        $      (1.05)  $      (0.76)  $      (1.32)  $      (0.67)
                                                          ============   ============   ============   ============
    Weighted average number of common shares
      outstanding - basic and diluted                        6,169,559      1,912,107      5,620,780      1,863,573
                                                          ============   ============   ============   ============


See accompanying notes to condensed consolidated financial statements.

                                  VIZACOM INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Unaudited)


                                                                    Common Stock            Additional
                                                             ------------------------        Paid-In        Accumulated
                                                                Shares       Amount          Capital          Deficit
                                                             ----------    ----------      ------------    ------------
Balance at December 31, 2001                                  4,750,008    $    4,750      $ 76,711,803    $ (73,768,836)
Currency translation adjustment
Net  loss                                                           -             -                 -         (7,393,216)
                                                                                                           -------------
TOTAL COMPREHENSIVE LOSS                                            -             -                 -         (7,393,216)
                                                                                                           -------------
Sale of common stock in private placements, net               1,490,066         1,490           785,290              -
Common stock issued in connection with:
 Convertible notes                                              240,760           241           135,234              -
 Settlement of Community Towers, LLC lawsuit
   For settlement obligation                                    170,976           171           133,191              -
   For settlement obligation , but subject to put option         85,434           -                 -                -
 Settlement of liabilities                                      152,344           152           121,723              -
 Satisfaction of bridge loans                                   285,714           286           199,714              -
Warrants issued in connection with debt financings                  -             -              59,266              -
Common stock cancelled                                          (30,000)          (30)          (22,470)             -
                                                              ---------    ----------      ------------    -------------
Balance at June 30, 2002                                      7,145,302    $    7,060      $ 78,123,751    $ (81,162,052)
                                                              =========    ==========      ============    =============


                                                              Accumulated                                    Total
                                                                 Other                       Common       Stockholders'
                                                             Comprehensive  Treasury         Stock           Equity
                                                                 Loss        Stock         Cancelable     (Deficiency)
                                                             ----------    ----------      -----------     ------------
Balance at December 31, 2001                                 $ (106,210)   $  (10,395)     $  (22,500)     $  2,808,612
Currency translation adjustment                                   3,540            -               -                -
                                                             ----------
Net  loss                                                            -             -               -                -
TOTAL COMPREHENSIVE LOSS                                          3,540            -               -         (7,389,676)
                                                             ----------
Sale of common stock in private placements, net                     -              -               -            786,780
Common stock issued in connection with:
 Convertible notes                                                  -              -               -            135,475
 Settlement of Community Towers, LLC lawsuit
   For settlement obligation                                        -              -               -            133,362
   For settlement obligation , but subject to put option            -              -               -                -
 Settlement of liabilities                                          -              -               -            121,875
 Satisfaction of bridge loans                                       -              -               -            200,000
Warrants issued in connection with debt financings                  -              -               -             59,266
Common stock cancelled                                              -              -            22,500              -
                                                             ----------    ----------      -----------     ------------
Balance at June 30, 2002                                     $ (102,670)   $  (10,395)     $      -        $ (3,144,306)
                                                             ==========    ==========      ===========     ============


See accompanying notes to condensed consolidated financial statements.

                                  VIZACOM INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                      Six Months Ended June 30,
                                                                      -------------------------
                                                                         2002           2001
                                                                      -----------   -----------
OPERATING ACTIVITIES:
Loss from continuing operations                                     $ (7,393,216)  $ (2,863,265)
Adjustments to reconcile loss from continuing operations
 to net cash used in operating activities:
 Depreciation and amortization                                           807,877      1,180,663
 Impairment loss                                                       4,946,590            -
 Provision for doubtful accounts                                          93,940        164,462
 Warrants issued in connection with debt financings                       32,806            -
 Realized loss on marketable securities                                      -           85,226
 Realized loss on sale of property and equipment                             -              891
 Warrants and stock options issued for services                              -          235,430
 Changes in assets and liabilities, net of effects of disposition:
  Receivables                                                            506,878        662,259
  Inventories                                                             61,769         54,969
  Prepaid expenses and other current assets                                9,814        (86,959)
  Accounts payable                                                      (188,193)       (25,139)
  Accrued liabilities                                                     49,954         45,931
                                                                    ------------   ------------
      Net cash used in continuing operations                          (1,071,781)      (545,532)
      Net cash provided by discontinued operations                           -           10,725
                                                                    ------------   ------------
      Net cash used in operating activities                           (1,071,781)      (534,807)
                                                                    ------------   ------------
INVESTING ACTIVITIES:
Purchase of property and equipment                                           -             (875)
Net proceeds from sale of property and equipment                             -            1,350
Proceeds from note receivable                                            159,360         85,942
Increase in other assets                                                     -          (21,763)
(Increase) decrease in restricted assets                                 (19,786)        89,838
Disposition of business, net of cash disposed                                -         (387,767)
                                                                    ------------   ------------
      Net cash provided by (used in) continuing operations               139,574       (233,275)
      Net cash used in discontinued operations                               -         (209,646)
                                                                    ------------   ------------
      Net cash provided by (used in) investing activities                139,574       (442,921)
                                                                    ------------   ------------
FINANCING ACTIVITIES:
Proceeds from sale of common stock - net                                 664,280        269,315
Expenses related to conversion of notes to common stock                  (14,945)           -
Proceeds from inventory financing facility                                74,517        248,031
(Payment) proceeds of bank notes payable                                (150,000)       150,000
Proceeds of bridge loan                                                  350,000            -
Payment of related party notes                                           (15,394)      (261,699)
Payment of other current debt                                            (58,344)      (124,379)
                                                                    ------------   ------------
      Net cash provided by continuing operations                         850,114       (934,855)
      Net cash used in discontinued operations                               -          (43,998)
                                                                    ------------   ------------
      Net cash provided by financing activities                          850,114       (978,853)
                                                                    ------------   ------------
Effect of exchange rate changes on cash and cash equivalents                 -           49,341
                                                                    ------------   ------------
Decrease in cash and cash equivalents                                    (82,093)    (1,907,240)
Cash and cash equivalents:
      Beginning of period                                                289,603        843,836
                                                                    ------------   ------------
      End of period                                                 $    207,510   $ (1,063,404)
                                                                    ============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
 Interest
  Continuing operations                                             $     56,202   $     95,314
                                                                    ============   ============
  Discontinued operations                                           $        -     $      5,730
                                                                    ============   ============
  Income taxes
  Continuing operations                                             $        -     $      2,286
                                                                    ============   ============
  Discontinued operations                                           $        -     $        627
                                                                    ============   ============


     See accompanying notes to condensed consolidated financial statements.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Vizacom Inc. and its wholly owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The condensed consolidated balance sheet as of December 31, 2001 has been derived from the Company's audited consolidated balance sheet as of that date.

         GOODWILL

         In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles" (SFAS 142) the Company no longer amortizes goodwill as of January 1, 2002. The Company conducts impairment analyses at least annually using one or more of the asset impairment tests described in SFAS 142.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company utilizes a letter of credit to collateralize certain short-term purchases. Management does not expect any material losses to result from this off-balance sheet instrument because performance is not expected to be required. Therefore management is of the opinion that the fair value of this instrument is zero.

         REVERSE STOCK SPLIT

         On May 23, 2001 the Company effected a one-for-ten (1:10) reverse stock split. All share and per share data have been adjusted to give effect to the reverse stock split.

         RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board ("APB") Opinion 16 "Business Combinations" and SFAS No. 38 "Accounting for Pre-acquisition Contingencies," and eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS No. 141 also includes new criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or after). The Company applied the criteria under this statement in regard to its acquisition of SpaceLogix Inc. in December 2001.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         SFAS No. 142, supersedes APB Opinion No. 17, "Intangible Assets," and states that goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The discontinuing of amortization provisions under SFAS No. 142 of goodwill and indefinite lived intangible assets apply to assets acquired after June 30, 2001. In addition, the impairment provisions of SFAS 142 apply to assets acquired prior to July 1, 2001 upon adoption of SFAS 142. The Company has adopted this statement as of January 1, 2002. Under the transitional goodwill impairment test, goodwill in each reporting unit must be tested for impairment as of January 1, 2002. The Company has six months to complete the first step of the transitional goodwill impairment test but the amounts used to perform the test must be those at January 1, 2002. If the carrying amount of the net assets of the reporting unit (including goodwill) exceeds the fair value of that reporting unit, the second step of the transitional goodwill impairment test must be completed as soon as possible, but no later than December 31, 2002. The second step of the transitional goodwill impairment test measures the amount of impairment loss by measuring the implied fair value of the goodwill against its carrying value. An impairment loss recognized as a result of a transitional goodwill impairment test will be recognized as the effect of a change in accounting principle. Although a transitional impairment loss for goodwill may be measured in other than the first interim reporting period, it shall be recognized in the first interim period irrespective of the period in which it is measured. Therefore, a transitional goodwill impairment loss, which is measured in any period other than the first interim reporting period will require the amendment of previously filed interim period financial statements. There was no impairment of goodwill upon adoption of SFAS 142.

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

          In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, SFAS 145 rescinds SFAS 4 "Reporting Gains and Losses from Extinguishment of Debt." Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Gains or losses from extinguishment of debt that do not meet the criteria of APB 30 should be reclassified to income from continuing operations in all prior periods presented. The provisions of SFAS 145 will be effective in 2003 for the Company.

         RECLASSIFICATIONS

         Certain reclassifications have been made to the 2001 amounts to conform with the 2002 presentation.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


2.       LIQUIDITY AND BUSINESS RISKS

         On February 19, 2002, the Company received correspondence from The Nasdaq Stock Market Inc. stating that our common stock would be delisted from trading because the bid price of our common stock did not equal or exceed $1.00 for a minimum of thirty consecutive trading days prior to February 19, 2002 as required by Nasdaq Marketplace Rule
         4310(c)(4). As of August 12, 2002 the Company had not regained compliance with the $1.00 bid price requirement.

         On October 10, 2001, the Company received a letter from Nasdaq informing the Company that it would permit the Company's continued listing, but it would continue to monitor the Company's compliance with the net tangible asset requirement of at least $2,000,000 or the stockholders' equity requirement of at least $2,500,000 and all continued listing requirements, and it would not allow for continued listing in the event that the Company failed to comply with any of the applicable requirements. At June 30, 2002 the Company had not met either the stockholders' equity requirement or net tangible asset test.

         In the event that our common stock is delisted from Nasdaq, we expect that our common stock will continue to trade on the NASD's OTC Bulletin Board. A delisting of our common stock from the Nasdaq Stock Market could have an adverse effect on the market price of our common stock and the ability and capacity of persons to acquire or sell shares of our common stock.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring net losses since its inception, and had a working capital deficiency of $3,951,234 at June 30, 2002.

         As more fully described in Note 6, on May 30, 2002 the Company entered into an agreement with JPMorgan Chase Bank ("JPMC") whereby it extended the due date for the $1,064,172 note due the bank at June 30, 2002 until September 2003. On June 12, 2002, the Company's PWR subsidiary entered into a wholesale financing agreement with IBM Credit Corporation (`IBM Credit") which provided for a $150,000 line of credit which it can utilize for inventory financing.

         The Company has negotiated with Keltic Financial Partners, LP ("Keltic") for up to a $2,500,000 line of credit facility. Availability under the line is expected to be determined as a percentage of borrowings against eligible, as defined, trade receivables. Those receivables are currently pledged to JPMC, which has agreed to subordinate those receivables upon the satisfaction of certain conditions. Based on current receivable balances at July 31, 2002 the Company would initially receive approximately $400,000 from Keltic, after consideration of associated fees. This amount will be utilized solely for the outstanding debts and working capital of PWR. While the Company believes it will succeed in completing negotiation of the $2,500,000 line of credit facility with Keltic, no assurance can be given that it will be successful in this endeavor, and if unsuccessful it may impair the Company's ability to continue its operations.

         On April 15, 2002, the Company defaulted on its Note for legal services to its former legal counsel and chairman in the amount of $464,342 at July 31, 2002. Accordingly this note is reflected as a current liability. Management is currently pursuing a settlement.

         Through  July  31,  2002  the  Company's   placement  agent,   Trautman
         Wasserman, has placed or arranged in excess of $1,600,000 in debt and equity financing.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


2.       LIQUIDITY AND BUSINESS RISKS (CONTINUED)

         The Company believes that over the next twelve months it will need to raise at least an additional $2,000,000 to $3,000,000 to meet its currently anticipated liquidity and capital expenditure requirements. Management intends to seek additional financing through a variety of methods. There can be no assurance that the Company will be successful in completing any such financing, or that the terms of any such financing will be beneficial to the Company or its stockholders. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.       LOSS PER SHARE

         Basic loss per share is computed based upon the weighted average number of common shares outstanding during each period presented. Stock options and warrants did not have an effect on the computation of diluted earnings per share in the three and six-month periods ended June 30, 2002 and 2001 since they were anti-dilutive.

4.       IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLES

         During the second quarter of 2002, the Company recorded an impairment loss of $4,946,590. This consists of the full amount of the goodwill associated with the purchase of SpaceLogix, Inc, or $3,589,590, and a $1,357,000 write-off against the value of other intangibles at June 30, 2002.

         The Company tested the goodwill acquired in the December 28, 2001 SpaceLogix acquisition for impairment upon the adoption of SFAS 142 as of January 1, 2002, and concluded that, under the transitional goodwill impairment test, no impairment had occurred at that date. However, as a result of a significant adverse change in the business climate in the telecom industry in the second quarter of 2002 upon which SpaceLogix's business plan was dependent, management concluded that circumstances had changed to the point that it was more likely than not that the fair value of the SpaceLogix reporting unit had been reduced below its carrying amount, and therefore tested its goodwill for impairment again as of June 30, 2002.

         Management concluded that its ability to recover its investment within a reasonable period of time was extremely doubtful as a result of: (i) the severe falloff in the telecom sector characterized by many business failures, and exemplified by the Company's report in its 8K dated March 6, 2002 of a solutions provider relationship with a major telecommunications company that recently filed for Chapter 11; (ii) SpaceLogix's failure to generate revenues of any significance during the previous six-months; and (iii) the absence of firm commitments for future revenues. The Company therefore wrote-off its investment and recorded a $3,589,590 impairment loss at June 30, 2002.

         The Company's analysis of other intangibles was based on projected cash flows of its operating unit and a determination based upon current assumptions with regards to attaining sufficient financing and the Company's assessment of the business environment. Based on this analysis utilizing a zero salvage value and a 10% discount rate, the Company recorded a $1,357,000 impairment loss.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5.       STATEMENTS OF CASH FLOWS

         Supplemental disclosure of non-cash financing and investing activities for the quarter ended June 30, 2002 and 2001 is set forth below:


                                                                         2002        2001
                                                                      ---------   ---------
Convertible note exchanged for common stock                           $ 150,420   $     -
                                                                      =========   =========
Subscription receivable                                               $ 322,500   $     -
                                                                      =========   =========
Warrants recorded as debt discount                                    $  59,266   $     -
                                                                      =========   =========
Common stock cancelled                                                $  22,500   $     -
                                                                      =========   =========
Common stock pledged                                                  $  75,000   $     -
                                                                      =========   =========
Common stock subject to put option                                    $  66,638   $     -
                                                                      =========   =========
Transfer of current debt to accrued liabilities                       $ 114,832   $     -
                                                                      =========   =========
Transfer of current debt to note payable to related parties           $  23,400   $     -
                                                                      =========   =========
Note receivable for busines disposition                               $    -      $ 987,500
                                                                      =========   =========
Transfer of prepaid licenses to inventory                             $    -      $ 131,606
                                                                      =========   =========
Issuance of common stock in payment of liabilities                    $ 321,875   $ 132,718
                                                                      =========   =========
Issuance of common stock and warrants for deferred consulting costs   $    -      $ 215,178
                                                                      =========   =========



6.       DEBT

         Convertible Notes: On January 2, 2002 the holders exercised their rights to convert the outstanding convertible notes payable with accrued interest at a price of $.625 per share. The Company issued an aggregate of 240,760 shares of its common stock to the holders. Trautman Wasserman, as placement agent, will receive a five-year warrant to purchase 24,076 shares of common stock at an exercise price of $1.00 per share, as well as a $15,000 commission.

         Short-Term Loan: On March 15, 2002, the Company received $25,000 in a short-term loan from a principal of Trautman Wasserman who became a director of the Company on July 17, 2002. The note has a 10% interest rate and the Company issued a warrant to this principal to purchase 7,500 shares of common stock at an exercise price of $1.00 per share. The note is due October 15, 2002. The warrant was valued at $4,800 utilizing a Black Scholes model with the following assumptions: 90% volatility, five-year term, a risk-free rate of 4.74%, and no dividends.

         Note Payable to Law Firm: On April 15, 2002, the Company defaulted on the note payable to its former law firm for legal services rendered in the amount of $464,342 at June 30, 2002. The Company received a formal notice of default on May 1, 2002. Management of the Company is currently pursuing a settlement of this amount.

         Bridge Loans: On April 1, 2002 the Company received a $150,000 bridge loan from an individual investor which was due July 31, 2002, subject to prepayment upon completion of certain financing. The loan bears interest at 12.5% per annum and the Company issued a three-year warrant to purchase 50,000 shares of its common stock at an exercise price of $.90 per share. The warrant was valued at $19,584 utilizing a Black Scholes model with the following assumptions: 90% volatility, two-year term, a risk-free rate of 1.70%, and no dividends. On July 31, 2002, in consideration of a three-year warrant to purchase 20,000 shares of its common stock at an exercise price of $.90 per share, the noteholder agreed to a sixty-day extension until September 30, 2002. Trautman Wasserman, as placement agent, will receive a $15,000 placement fee.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


6.       DEBT (CONTINUED)

         On May 9, 2002 the Company received a $100,000 bridge loan from an individual investor which was due July 31, 2002, subject to prepayment upon completion of certain financing. The loan is non-interest bearing and the Company will issue a three-year warrant to purchase 37,500 shares of its common stock at an exercise price of $.90 per share. The warrant was valued at $5,742 utilizing a Black Scholes model with the following assumptions: 90% volatility, two-year term, a risk-free rate of 1.70%, and no dividends. Trautman Wasserman, as placement agent, will receive a $10,000 placement fee. On June 28, 2002 Trautman
         Wasserman 8701 Opportunities Fund LP assumed this bridge loan obligation in exchange for shares of the Company's common stock. See
         Note 7. The Company received a release from the noteholder.

         On May 14, 2002 the Company received two $25,000 bridge loans from two individual investors which were due July 31, 2002, subject to prepayment upon completion of certain financing. The loans are non-interest bearing and the Company will issue a five-year warrant to each investor to purchase 9,375 shares of its common stock at an exercise price of $.75 per share. Each warrant was valued at $950 utilizing a Black Scholes model with the following assumptions: 90% volatility, two-year term, a risk-free rate of 1.70%, and no dividends. Trautman Wasserman, as placement agent, will receive a $5,000 placement fee. On June 28, 2002 Trautman Wasserman 8701 Opportunities Fund LP assumed these bridge loan obligations in exchange for shares of the Company's common stock. See Note 7. The Company received a release from the noteholders.

         On May 23, 2002 the Company received a $50,000 bridge loan from an individual investor which is due August 31, 2002, subject to prepayment upon completion of certain financing. The loan is non-interest bearing and the Company will issue a five-year warrant to purchase 18,750 shares of its common stock at an exercise price of $.75 per share. The warrant was valued at $1,145 utilizing a Black Scholes model with the following assumptions: 90% volatility, two-year term, a risk-free rate of 1.70%, and no dividends. Trautman Wasserman, as placement agent, will receive a $5,000 placement fee. On June 28, 2002 Trautman Wasserman 8701 Opportunities Fund LP assumed this bridge loan obligation in exchange for shares of the Company's common stock. See
         Note 7. The Company received a release from the noteholder.

         Line of Credit, Letter of Credit, and Reimbursement Agreement: On May 23, 2002, pursuant to a Reimbursement Agreement, Trautman Wasserman 8701 Opportunities Fund LP agreed to deposit $150,000 at the Company's bank. The purpose of the $150,000 deposit was to secure an irrevocable letter of credit in favor of IBM Credit for the June 12, 2002 Agreement for Wholesale Financing between IBM Credit Corporation and PWR which provides a line of credit in a similar amount. The line of credit provides PWR with a revolving thirty-day interest free inventory financing floor plan arrangement. At June 30, 2002 the outstanding balance under this line of credit was $74,517. The reimbursement arrangement with the 8701 Fund provides for monthly interest of 6% per annum, and a default rate of 15% per annum on any letter of credit advances made by 8701 Fund on behalf of PWR to IBM Credit. Additionally, in the event of default, the 8701 Fund will be entitled to penalty shares of the Company's common stock at a share price of $.65 for the amount of any letter of credit advances made as a result of PWR not making its payments when due to IBM Credit. The 8701 Fund also received a five-year warrant to purchase 50,000 shares of common stock at $1.00. The warrant is valued at $8,710 utilizing a Black Scholes model with the following assumptions: 90% volatility, two-year term, a risk-free rate of 2.35%, and no dividends. The Company is amortizing the warrant to interest expense over the 13-month term of the Reimbursement Agreement.

         Modification of Promissory Note: On May 30, 2002 the Company's PWR subsidiary entered into an agreement to modify the promissory note dated November 20, 2001 between PWR and JPMorgan Chase Bank in the original principal amount of $1,214,000 and agreed to extend the terms thereof. The balance of the note at June 30, 2002 was $1,064,172. Under the terms of the modification the Company will make a

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


6.       DEBT (CONTINUED)

         partial principal prepayment of $400,000 contemporaneously with the planned sale of the Company's Harvard trademarks.

         Additionally the Company agreed to direct all payments it receives from its note receivable from its former Serif subsidiary to JPMC. Under the modification JPMC will receive the following principal payments, inclusive of the Serif payments: $40,000 monthly for the period July 2002 through September 2002, then an average of approximately of $48,680 monthly through August 2003, with any unpaid balance due September 2003. The interest rate will remain at prime plus one-half percent. In connection with this modification JPMC agreed that contemporaneously with the receipt of the Harvard payment, JPMC would release their lien on the Harvard Trademarks and on the assets of PWR.

7.       STOCKHOLDERS' EQUITY

         Private Placements: The Company completed five separate private placements as follows: (a) On February 14, 2002 the Company sold 76,923 shares of its common stock to an accredited investor at a price of $.65 per share, for which it received $50,000. Trautman Wasserman, as placement agent, will receive a commission of $5,000 and a five-year warrant to purchase 7,692 shares of common stock at an exercise price of $1.00 per share; (b) On February 26, 2002 the Company sold 38,461 shares of its common stock to an accredited investor at a price of $.65 per share, for which it received aggregate gross proceeds of $25,000. Trautman Wasserman, as placement agent, will receive a commission of $2,500 and a five-year warrant to purchase 3,846 shares of the Company stock at an exercise price of $1.00 per share; (c) In connection with a March 22, 2002 subscription agreement, on March 28, 2002 the Company sold 615,385 shares at a price of $.65 per share, and issued a five-year warrant commencing November 1, 2002 to purchase 184,615 shares of its common stock at an exercise price of $1.00 per share, to an accredited entity, for which it received aggregate gross proceeds of $400,000. On the same date, the Company sold 153,846 shares of its common stock at a price of $.65 per share, and issued a five-year warrant commencing November 1, 2002 to purchase 46,154 shares of its common stock at an exercise price of $1.00 per share, to an accredited entity, for which it received $100,000. With respect to this $500,000 aggregate financing transaction, the placement agent, Trautman Wasserman, will receive $50,000 as well as a five-year warrant to purchase 76,923 shares of the Company's common stock at an exercise price of $1.00 per share commencing November 1, 2002; (d) During April 1 through June 30, 2002, the Company sold 536,221 shares of the Company's common stock at a price of $.65 per share, for which it received aggregate gross proceeds of $348,544. Trautman Wasserman, as placement agent, will receive $34,854 as well as a five-year warrant to purchase 53,622 shares of the Company's common stock at an exercise price of $1.00 per share commencing November 1, 2002; (e) On June 24, 2002 the Company sold 69,230 shares of the Company's common stock at a price of $.65 per share, for which it received aggregate gross proceeds of $45,000. Trautman Wasserman, as placement agent, will receive $4,500 as well as a five-year warrant to purchase 6,923 shares of the Company's common stock at an exercise price of $1.00 per share commencing November 1, 2002. The Company also recorded legal and listing fees aggregating $81,914 in connection with the above transactions.

         Bridge Satisfaction: On June 28, 2002 the Company entered into an agreement with Trautman Wasserman 8701 Opportunities Fund LP whereby the latter subscribed for $200,000 of common stock or 285,714 shares at a price of $.70 per share. The consideration for the subscription was the assumption of $200,000 of the Company's outstanding bridge notes for which the Company received releases from the noteholders.

         Legal and Liability Settlements: The Company issued 504,908 shares of its common stock, valued at $396,875 in connection with legal and liability settlement agreements as follows: (a) On April 18, 2002 the Company issued 256,410 shares of common stock valued at $200,000 in connection with a legal settlement

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


7.       STOCKHOLDERS' EQUITY (CONTINUED)

         agreement between Community Towers, LLC and Software Publishing Corporation ("SPC"), a subsidiary of Vizacom Inc. As part of the settlement the Company agreed to register these shares by June 30, 2002, which it has not done, and has agreed to cause a registration statement for the resale of these shares to become effective by September 30, 2002. The plaintiff may sell up to 16.66% of the 256,410 common shares on a quarterly basis starting October 1, 2002. Should the registration not be effective by September 30, 2002, the Company has agreed to a put option whereby during the quarters beginning October 1, 2002 and January 1, 2003 the Company may be required to purchase 16.66% each quarter, of the plaintiffs' shares, at the aforementioned dates at the market price of such shares at the beginning of each quarter, but not greater than $.78 per share. The Company reflects the shares subject to the put option, or $66,638 (85,434 shares at $.78 per share) as a liability in the accompanying balance sheet. The Company also pledged to Community Towers, LLC an additional 96,154 shares of common stock valued at $75,000 representing part of the cash settlement. The pledged shares will be returned to the Company when SPC pays the $75,000. The Company had sixty days to pay the $75,000, which it did not, and will pay 2% a month interest on the unpaid balance until paid;
         (b) On June 17, 2002 the Company entered into agreements with certain outside legal counsel and a former chief executive to satisfy outstanding liabilities to them. Under their respective agreements, 81,250 shares valued at $65,000 and 71,094 shares valued at $56,875 were issued, respectively. These agreements contain both lockup and value guarantee provisions.

         Common stock cancelled: On February 12, 2002 the Company received back 30,000 shares of common stock it had issued in November 2001 to an investor relations consultant due to inability to perform under their agreement. The value of these shares is $22,500.

         Rights Agreement Amendment: In March 1998, the Company authorized 100,000 shares of Junior Participating Preferred Stock, Series A, par value $.001 per share. The Junior Preferred Stock has preferential voting, dividend and liquidation rights over the Common Stock. On March 31, 1998, the Company declared a dividend distribution, payable April 30, 1998, of one Preferred Share Purchase Right ("Right") on each share of Common Stock. Each Right, when exercisable, entitles the registered holder thereof to purchase from the Company one one-thousandth of a share of Junior Preferred Stock at a price of $1.00 per one one-thousandth of a share (subject to adjustment). The one one-thousandth of a share is intended to be the functional equivalent of one share of the Common Stock. The Rights will not be exercisable or transferable apart from the Common Stock until an Acquiring Person, as defined in the Rights Agreement, dated as of March 31, 1998, between the Company and American Stock Transfer & Trust Company, without the prior consent of the Company's Board of Directors, acquires 20% or more of the voting power of the Common Stock or announces a tender offer that would result in 20% ownership. The Company is entitled to redeem the Rights, at $.001 per Right, any time before a 20% position has been acquired or in connection with certain transactions thereafter announced. Under certain circumstances, including the acquisition of 20% of the Common Stock, each Right not owned by a potential Acquiring Person will entitle its holder to purchase, at the Right's then-current exercise price, shares of Junior Preferred Stock having a market value of twice the Right's exercise price. Holders of a Right will be entitled to buy stock of an Acquiring Person at a similar discount if, after the acquisition of 20% or more of the Company's voting power, the Company is involved in a merger or other business combination transaction with another person in which its common shares are changed or converted, or the Company sells 50% or more of its assets or earning power to another person. The Rights expire on April 20, 2008.

         On June 27, 2002 the Company entered into an Amendment to the Rights Agreement between the Company and American Stock Transfer & Trust Company whereby the price to redeem a right was changed from $.001 per right to $.0001 per right. Additionally the Company agreed to exclude Trautman Wasserman, its principals, affiliates, and associates, as parties whose acquisition of Company securities would trigger the issuance of rights under the Rights Agreement.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


8.       RELATED PARTY TRANSACTIONS

         Resignation of Chairman of the Board and Corporate Legal Counsel: On February 14, 2002 the Company accepted the resignation of its chairman of the board who is a principal of the law firm which was the corporate legal counsel. In effecting this resignation, this person also resigned as director, secretary, corporate legal counsel, and as officer and director of any direct or indirect subsidiaries of the Company. The corporate law firm also resigned at the same time. For the six-month period ended June 30, 2002, this law firm submitted bills for legal services totaling $104,777.

         Event of Reversion: Under an agreement concluded in conjunction with the SpaceLogix merger, the former selling shareholders of PWR, who are currently officers of the Company, had agreed to reduce their salaries to $125,000 each on October 1, 2001, in exchange for an incentive bonus arrangement. The agreement provided for an event of reversion should PWR not receive $1,000,000 of working capital by March 31, 2002, which did not occur. As such the incentive bonus agreement became null and void and the Company became obligated under the pre-existing controlling merger and employment agreements which provide to each officer $200,000 in annual salaries, a $25,000 bonus, and an earn-out based on certain income targets and working capital requirements. Therefore, as of March 31, 2002, the Company owed such executives back wages aggregating $75,000 since October 1, 2002. Such amounts are included in accrued liabilities at June 30, 2002.

         Note Payable to Related Parties: The Company received waivers of certain note payments originally due from February 1 through August 1, 2002, amounting to $175,000 in the aggregate, until September 1, 2002. These notes were to the aforementioned former selling shareholders of PWR, who are currently officers of the Company and PWR.

         Short-Term Loan: On March 15, 2002 the Company received $25,000 in a short-term loan from a principal of Trautman Wasserman who became a director of the Company on July 17, 2002. The terms of the note are described in Note 6.

         Placement Agent and Investment Advisor: Trautman Wasserman, the Company's placement agent, considered a related party based on their aggregate equity holdings in excess of 10% of the Company's outstanding stock as of June 30, 2002, will receive placement fees of $146,851 and five-year warrants to purchase a total of 173,075 shares of our common stock at $1.00 per share in connection with the various equity placements it conducted on behalf of the Company in the six-months ended June 30, 2002. Additionally the placement agent will receive $35,000 in connection with the five bridge loans closed this quarter. Trautman Wasserman also will receive $40,500 as investment advisory fees through June 30, 2002. At June 30, 2002, the Company had $157,500 in accrued liabilities due to Trautman Wasserman.

         Reimbursement Agreement: On May 23, 2002 Trautman Wasserman 8701 Opportunities Fund LP and the Company's PWR subsidiary entered into a Reimbursement Agreement whereby 8701 Fund would provide collateral for a letter of credit in the amount of $150,000 in favor of a financing institution for a period of 13 months from the inception date of the Letter of Credit. The terms of the Reimbursement Agreement are more fully described in Note 6.

         Bridge Satisfaction: On June 28, 2002 the Company entered into a subscription agreement with Trautman Wasserman 8701 Opportunities Fund LP whereby the latter subscribed for $200,000 or 285,714 shares at a price of $.70 per share. The consideration for the subscription was for the 8701 Fund to assume responsibility for $200,000 of the Company's outstanding bridge notes for which the Company received releases from the noteholders.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


9.       COMMITMENTS AND CONTINGENCIES

         Litigation

         Community Towers, LLC vs. Software Publishing Corporation: In the fourth quarter of 1998, an action was commenced against Software
         Publishing Corporation ("SPC"), a subsidiary of the Company, in California in which plaintiff sought $300,000 plus interest and attorneys' fees for SPC's alleged violation of a lease for office space located in San Jose, California. This was the location at which SPC had its principal place of business and at which the Company had its principal executive offices during the period of January 1997 through January 1998. On April 10, 2002 this matter was settled as described in
         Note 7.

         Ian Charles Norris McCalla and Paul John Simpson and vs. Vizacom Inc. and Jeffrey Raymond White vs. Vizacom Inc.: On February 2, 2001, Junction 15 ("J15") and interMETHODS ("IML'), the Company's two UK subsidiaries entered into creditors voluntary liquidation in the UK. Insolvency Practitioners from KPMG in the UK were appointed to be their liquidators. Prior to the liquidation of J15, the employment of two of its executives was terminated. In April 2001, these two executives commenced proceedings against the Company claiming compensation for loss of office and obtained an order from the High Court of Justice, freezing the Company's assets in the UK up to a value of (pound)362,000 (approximately $517,000). At the same time, a shareholder in IML issued proceedings claiming approximately $100,000 due to him under a deferred payment agreement. The $150,000 of cash that the Company received upon the completion of the sale of the Company's Serif subsidiary in March 2001 is being held in escrow by the Company's lawyers in the UK, and, with the Company's other assets held in the United Kingdom, are included in restricted assets in the accompanying balance sheet. The Company issued a defense and counterclaim in both sets of proceedings. The Company contends that two executives from J15 were dismissed for cause, and that all three claimants are liable in damages for breaches of warranties and breach of their duties of care in respect of the purchase of the two subsidiaries. The Company intends to vigorously defend these proceedings unless an acceptable settlement can be reached. The Company has been advised by its UK legal counsel that the injunction will not affect its ability to receive and utilize the monthly payments from Serif Inc. pursuant to the promissory note because Serif Inc. is domiciled in the US.

         Robert Blum vs. Renaissance Multimedia, Inc.: This matter was brought in March of 2001 against Renaissance Multimedia Inc. and its former president in which the plaintiff alleges discriminatory hiring practices and seeks an undisclosed sum of compensatory damages, attorney fees and punitive damages. Discovery has been completed and a mediation is set for early September 2002. The Company believes this action is without merit and intends to vigorously defend this action.

         Waiting Room Solutions vs. Vizy Interactive, Inc.: This matter was brought in May 2001 against Vizy Interactive Inc. in which the plaintiff is seeking $250,000 alleging breach of contract in connection with the design of a software solution system. The Company has asserted a counterclaim for the sum of $158,150 due and outstanding under the contract. The plaintiff had paid the Company $143,000 under the contract. To date, partial discovery has been conducted. The Company believes this action is without merit and intends to vigorously defend this action.

         Information Leasing Corporation vs. Renaissance Multimedia, Inc.: This matter was brought in March 2002 against Renaissance Multimedia Inc. and its former president in which the plaintiff seeks $75,000 plus attorneys' fees alleging breach of an installment payment agreement and security agreement for certain software and related services. This matter has been disputed prior to the acquisition of Renaissance, and the Company has an obligation to indemnify the former president of this subsidiary since he personally

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


9.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Litigation (cont.)

         guaranteed the installment payment agreement. The installment payment arrangement relates to a certain software product intended for developing complex e-commerce solutions and an associated support arrangement. Renaissance was unable to utilize the product and was not provided with the appropriate level of aftermarket support. The Company has filed an answer in this matter. The Company believes this action is without merit and intends to vigorously defend this action.

         Other Litigation: In addition to the aforementioned litigation, the Company has other litigation matters in progress in the ordinary course of business. Management believes that all pending litigation of the Company will be resolved without a further material effect on the Company's financial position, results of operations or cash flows.

         Other

         Employment Termination Agreement: Shortly after the SpaceLogix merger on December 31, 2001, the President of SpaceLogix resigned. The Company is still working out details of settling his employment agreement. On January 30, 2002 the Company entered into a termination agreement with an executive of SpaceLogix. Under the agreement, the Company terminated his May 1, 2001 employment agreement with SpaceLogix and agreed to give the executive 15,371 shares of common stock of the 61,481 shares originally due to him under the SpaceLogix merger agreement, reimbursement of expenses of up to $5,000, back wages, and an additional $1,500. The parties signed mutual releases.

         Lease Amendment Letter: On June 27, 2002 a modification was made to the lease agreement dated December 15, 2002 between Spacely, LLC and the Company's PWR subsidiary. PWR has received permission to install three satellite dishes on the roof of the building. As consideration for the amendment PWR's fixed rent shall be increased by the sum of $5,000 per annum from the date of the modification.

10.      SUBSEQUENT EVENTS

         Appointment of Director: On July 17, 2002, Douglas Greenwood, a principal of Trautman Wasserman, the Company's placement agent and investment advisor, was elected by the Board of Directors to serve as a director in Class II and serve until the annual meeting in 2004.

         Contingent Consideration based on Financial Performance: On July 2, 2002 the Board of Directors of the Company approved the payment, subject to stockholder approval, of $350,000, payable in 353,536 shares of our common stock to the former selling shareholders of PWR, Vincent DiSpigno and David Salav, who are executive officers of the Company and PWR. This represents the third and final year of contingent consideration resulting from a determination that they had satisfied the earn-out provisions of the March 27, 2000 PWR Merger Agreement. The Company's determination was based on its failure to provide an adequate amount of available working capital as called for by the Merger
         Agreement. Management believes that in view of the impairment losses already recognized, this purchase price adjustment, normally recorded as additional goodwill, will be charged to operations in the third quarter of 2002.

         2000 Equity Incentive Plan: On June 27, 2002 the Board of Directors adopted a proposal to amend the plan to increase underlying equity from 2,000,000 to 3,000,000 shares, subject to shareholder approval.

         Subscriptions receivable: As of August 14, 2002 the Company collected the full amount of its subscriptions receivable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-QSB include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. Such forward-looking statements generally are based upon our best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms. Forward-looking statements may differ from actual future results due to, but not limited to, any of the following possibilities:

   o  Our ability to maintain our Nasdaq market listing;
   o  Our ability to obtain new financing on favorable terms;
   o Our ability to effectively manage our growth, including the integration of newly acquired operations, and otherwise monitor our operations, costs, regulatory compliance, and service quality;
   o  Our ability to expand through attractively priced acquisitions;
   o  Our ability to identify  future markets and  successfully  expand existing ones;
   o Our ability to maintain our valued industry partner and vendor relationships and attract new industry partners and vendors;
   o  Our ability to maintain our client relationships and attract new clients;
   o  Our ability to attract and retain qualified personnel;
   o  The market acceptance and amount of sales of our products and services;
   o The effects of greater than anticipated competition requiring new pricing, marketing strategies or new product offerings and the risk that we will not respond on a timely or profitable basis;
   o  Business and consumer trends, and economic conditions;
   o The effects of more general factors, including changes in economic conditions, changes in the capital markets, and changes in accounting practices and practices adopted or as required in generally accepted accounting principles.

You should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements. Readers should carefully review the risk factors described in other documents we have filed from time to time with the Securities and Exchange Commission, most recently in our Form 10-KSB for the year ended December 31, 2001. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Quarter Ended June 30, 2002 compared to Quarter Ended June 30, 2001.

Net Sales. Net sales decreased in the quarter ended June 30, 2002 ("2002 second quarter") by $3,730,502, or 78%, to $1,063,113 from $4,793,615 in the corresponding 2001 quarter. Hardware sales declined $3,197,998, or 77%, to $958,908 in the 2002 second quarter from $4,156,906 in the corresponding 2001 quarter. This decline is mainly attributable to PWR's inability to process sales orders due to a lack of available working capital. Service sales decreased $532,504, or 84%, to $104,205 in the 2002 second quarter from $636,709 in the corresponding 2001 quarter. The 2002 second quarter includes no service sales from Vizy NY which reported sales of $577,604 in the corresponding 2001 quarter.

Gross Profit. Gross profit decreased by $575,887, or 86%, to $97,472 in the 2002 second quarter, from $673,359 in the corresponding 2001 quarter. Hardware gross profit decreased by $266,403, or 78%, to $74,242 in the 2002 second quarter from $340,645 in the corresponding 2001 quarter. The decrease in gross profit was attributable to lower hardware sales. Hardware gross margin was 8% in the 2002 second quarter, consistent with 8% in the corresponding 2001 quarter. The hardware margin was impacted in the 2002 second quarter by approximately 5%, relative to inventory obsolescence write-downs. Service gross profit decreased by $309,484, or 93%, to $23,230 in the 2002 second quarter from $332,714 in the corresponding 2001 quarter. Service gross margin decreased to 22% in the 2002 second quarter from 52% in the corresponding 2001 quarter. The decline in service gross profits and margins is related to the absence of service sales from Vizy NY.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") decreased by $91,273, or 8%, to $1,108,737 in the 2002 second quarter from $1,200,010 in the corresponding 2001 quarter. Commensurate with our decline in sales, this decline is related to lower sales salaries and commissions of $53,129 in the 2002 second quarter compared to $151,699 in the corresponding 2001 quarter. Additionally, we had a reduction in our health benefits costs to $20,650 in the 2002 second quarter from $56,379 in the corresponding 2001 quarter, due to a decrease in the number of employees and an increase in the amount of employee health contributions in 2002.

Amortization of Goodwill. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles" (SFAS 142), as of January 1, 2002 we no longer amortize goodwill.

Amortization of Other Intangibles. Amortization of other intangibles decreased $143,520, or 60%, to $93,866 in the 2002 second quarter from $237,386 in the corresponding 2001 quarter. The decline in the amortization was a result of the impairment charge for the full amount of Vizy NY's intangibles in late November 2001 and impairment reductions in PWR's intangibles, also in the fourth quarter of 2001.

Depreciation and amortization. Depreciation and amortization increased by $242,928 or 87%, to $523,566 in the 2002 second quarter from $280,638 in the corresponding 2001 quarter. This increase was related to certain deferred consulting fees whose future benefit was considered to have expired and for which we accelerated the amortization.

Impairment Loss. We recorded an impairment loss of $4,946,590 in the 2002 second quarter representing the full amount of the SpaceLogix Inc. goodwill, or $3,589,590, and a $1,357,000 write-off against the value of other intangibles. We tested the goodwill acquired in the December 28, 2001 SpaceLogix acquisition for impairment upon the adoption of SFAS 142 as of January 1, 2002, and concluded that, under the transitional goodwill impairment test, no impairment had occurred at that date. However, as a result of a significant adverse change in the business climate in the telecom industry in the second quarter of 2002 upon which SpaceLogix's business plan was dependent, management concluded that circumstances had changed to the point that it was more likely than not that the fair value of the SpaceLogix reporting unit had been reduced below its carrying amount, and therefore tested its goodwill for impairment again as of June 30, 2002.

We concluded that our ability to recover our investment within a reasonable period of time was extremely doubtful as a result of: (i) the severe falloff in the telecom sector characterized by many business failures, and exemplified by our report in our 8K dated March 6, 2002 of a solutions provider relationship with a major telecommunications company that recently filed for Chapter 11; (ii) SpaceLogix's failure to generate revenues of any significance during the previous six-months; and (iii) the absence of firm commitments for future revenues. We therefore wrote-off our investment and recorded a $3,589,590 impairment loss at June 30, 2002.

Our analysis of other intangibles was based on projected cash flows of our operating unit and a determination based upon current assumptions with regards to attaining sufficient financing and our assessment of the business environment. Based on this analysis utilizing a zero salvage value and a 10% discount rate, we recorded a $1,357,000 loss.

Interest and other expense, net. We reported interest and other income of ($96,767) in the 2002 second quarter compared to interest and other expense of $55,252 in the corresponding 2001 quarter. The 2002 second quarter reflects $94,044 of other income related to an insurance reimbursement claim relative to the events of September 11, 2001, as well as $19,384 of interest income related to the note from the sale of our Serif Europe software subsidiary. The corresponding 2001 quarter included $47,813 of amortized debt issuance expense incurred in connection with a line of credit which expired in 2001.

Six-Months Ended June 30, 2002 compared to Six-Months Ended June 30, 2001.

Net Sales. Net sales decreased in the six-months ended June 30, 2002 ("2002 six-month period") by $6,205,348, or 71%, to $2,531,687 from $8,737,035 in the six-months ended June 30, 2001. Hardware sales declined $5,258,151, or 69%, to $2,330,694 in the 2002 six-month period from $7,588,845 in the corresponding 2001 period. This decline is mainly attributable to PWR's inability to process sales orders due to a lack of available working capital. Service sales decreased $947,197, or 82%, to $200,993 in the 2002 six-month period from $1,148,190 in the corresponding 2001 period. The 2002 six-month period includes no service sales from Vizy NY which reported sales of $972,400 in the corresponding 2001 period.

Gross Profit. Gross profit decreased by $859,425, or 71%, to $354,491 in the 2002 six-month period, from $1,213,916 in the corresponding 2001 period. Hardware gross profit decreased by $496,673, or 62%, to $310,688 in the 2002 six-month period from $807,361 in the corresponding 2001 six-month period. The decrease in gross profit was attributable to lower hardware sales. Hardware gross margin increased to 13% in the 2002 six-month period from 11% in the corresponding 2001 period. The increased hardware margin was due to a focus on higher margin goods in the product mix. Service gross profit decreased by $362,752, or 89%, to $43,803 in the 2002 six-month period from $406,555 in the corresponding 2001 period. Service gross margin decreased to 22% in the 2002 six-month period from 35% in the corresponding 2001 period. The decline in service gross profits and margins is related to the absence of service sales from Vizy NY.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") decreased by $425,467, or 17%, to $2,107,515 in the 2002 six-month period from $2,532,982 in the corresponding 2001 period. $551,909, or the majority of the decline was attributable to our decision to outsource and eliminate the production staff at Vizy NY as well as its president in late November 2001. This decline was partially offset by our newly acquired subsidiary, SpaceLogix which incurred SG&A of $334,331 in the 2002 six-month period, primarily consisting of sales salaries and related selling expenses. This increase was offset by declines at PWR as well as in corporate overhead. PWR SG&A declined by $186,977 in the 2002 six-month period due to lower health benefit and selling costs during the period. Corporate overhead declined by $41,473 in the 2002 six-month period. This decline is related to the downsizing of corporate staff effected at the end of the 2001 first quarter as well as the related reduction in facilities rental.

Amortization of Goodwill. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles" (SFAS 142), as of January 1, 2002 we no longer amortize goodwill.

Amortization of Other Intangibles. Amortization of other intangibles decreased $287,038, or 60%, to $187,733 in the 2002 six-month period from $474,771 in the corresponding 2001 period. The decline in the amortization was a result of the impairment charge for the full amount of Vizy NY's intangibles in late November 2001 and impairment reductions in PWR's intangibles, also in the fourth quarter of 2001.

Depreciation and amortization. Depreciation and amortization increased $98,491 or 19%, to $620,145 in the 2002 six-month period from $521,654 in the corresponding 2001 period. This increase was related to certain deferred consulting fees whose future benefit was considered to have expired and for which we accelerated the amortization. Impairment Loss. We recorded an impairment loss of $4,946,590 in the 2002 six-month period representing the full amount of the SpaceLogix Inc. goodwill, or $3,589,590, and a $1,357,000 write-off against the value of other intangibles. We tested the goodwill acquired in the December 28, 2001 SpaceLogix acquisition for impairment upon the adoption of SFAS 142 as of January 1, 2002, and concluded that, under the transitional goodwill impairment test, no impairment had occurred at that date. However, as a result of a significant adverse change in the business climate in the telecom industry in the second quarter of 2002 upon which SpaceLogix's business plan was dependent, management concluded that circumstances had changed to the point that it was more likely than not that the fair value of the SpaceLogix reporting unit had been reduced below its carrying amount, and therefore tested its goodwill for impairment again as of June 30, 2002.

We concluded that our ability to recover our investment within a reasonable period of time was extremely doubtful as a result of: (i) the severe falloff in the telecom sector characterized by many business failures, and exemplified by our report in our 8K dated March 6, 2002 of a solutions provider relationship with a major telecommunications company that recently filed for Chapter 11; (ii) SpaceLogix's failure to generate revenues of any significance during the previous six-months; and (iii) the absence of firm commitments for future revenues. We therefore wrote-off our investment and recorded a $3,589,590 impairment loss at June 30, 2002.

Our analysis of other intangibles was based on projected cash flows of our operating unit and a determination based upon current assumptions with regards to attaining sufficient financing and our assessment of the business environment. Based on this analysis, utilizing a zero salvage value and a 10% discount rate, we recorded a $1,357,000 loss.

Interest and other expense, net. We reported interest and other income of ($114,276) in the 2002 six-month period compared to interest and other expense of $106,551 in the corresponding 2001 period. The 2002 six-month period reflects $94,044 of other income related to an insurance reimbursement for business interruption relative to the events of September 11, 2001. The 2001 six-month period included $95,625 of amortized debt issuance expense incurred in connection with a line of credit which expired in 2001.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital Deficiency:

We have experienced recurring net losses since our inception, and had a working capital deficiency of $3,951,234 at June 30, 2002. The increase of $112,520, from our working capital deficiency of $3,838,714 at December 31, 2001, is principally a result of losses in the 2002 six-month period.

For some time our principal source of liquidity has been from external equity and other financings rather than our operations. Our operating ability, and therefore our ability to generate cash to cover our operating burden, is inextricably tied to having a certain base level of funding availability either in debt or equity, or a combination of both.

Trautman Wasserman, our placement agent, has placed or arranged in excess of $1,600,000 in debt and equity financing for us through July 31, 2002.

On May 30, 2002 JPMorgan Chase Bank ("JPMC") agreed to modify the terms of the note due this bank of which $1,064,172 was outstanding at June 30, 2002, and extend the term thereof to our PWR subsidiary. We agreed to make monthly installments to JPMC through September 15th 2003 until the loan amount is completely satisfied.

On June 12, 2002, PWR entered into a wholesale financing agreement with IBM Credit Corporation for a $150,000 line of credit. The agreement provides for a revolving thirty-day interest free financing inventory floor plan arrangement.

We have negotiated with Keltic Financial Partners, LP ("Keltic") for up to a $2,500,000 line of credit facility. Availability under the line is expected to be determined as a percentage of borrowings against eligible, as defined, trade receivables. Those receivables are currently pledged to JPMC, which has preliminarily agreed to subordinate those receivables upon the satisfaction of certain conditions. Based on current receivable balances at July 31, 2002 the Company would initially receive approximately $400,000 from Keltic, after consideration of associated fees. This is amount will be utilized solely for the outstanding debts and working capital of PWR. While we believe we will succeed in completing negotiation of the $2,500,000 line of credit facility with Keltic, no assurance can be given that we will be successful in this endeavor, and if unsuccessful it will impair our ability to continue our operations.

We believe that over the next twelve months we will need to raise at least an additional $2,000,000 to $3,000,000 to meet our currently anticipated liquidity and capital expenditure requirements. We intend to seek additional financing through a variety of methods. Additionally the longer it takes for us to raise the money necessary to provide our operation with a sufficient base of working capital to generate a return the greater our needs become. Therefore, we estimate that each additional quarter in which funding is absent can result in an additional $200,000 or more in funding requirements. We believe we have taken significant strides over the past year to reduce our operating burden in the face of constrained capital markets and difficult economic times but nonetheless need additional minimum operating capital to allow our operations to become the principal source of liquidity. We believe the completion of the aforementioned Keltic facility combined with additional funding initiatives, will enable us to reach our goals. We also believe that our relationship with our placement agent, Trautman Wasserman, will be beneficial, considering that with their assistance we have completed in the first six months of 2002 more equity funding than in all of 2001.

Our ability to continue to raise capital in 2002 may be impacted by our delisting from Nasdaq. On February 19, 2002, we received correspondence from The Nasdaq Stock Market Inc. stating that our common stock would be delisted from trading because the bid price of our common stock did not equal or exceed $1.00 for a minimum of thirty consecutive trading days prior to February 19, 2002 as required by Nasdaq Marketplace Rule 4310(c)(4). As of August 12, 2002 we had not regained compliance with the $1.00 bid price requirement.

On October 10, 2001, we received a letter from Nasdaq informing us that it would permit our continued listing, but it would continue to monitor our compliance with the net tangible asset requirement of at least $2,000,000 or the stockholders' equity requirement of at least $2,500,000 and all continued listing requirements, and it would not allow for continued listing in the event that we failed to comply with any of the applicable requirements. At June 30, 2002 we had not met either the stockholders' equity requirement or net tangible asset test.

In the event that our common stock is delisted from Nasdaq, we expect that our common stock will continue to trade on the NASD's OTC Bulletin Board. A delisting of our common stock from the Nasdaq Stock Market could have an adverse effect on the market price of our common stock and the ability and capacity of persons to acquire or sell shares of our common stock. The loss of our Nasdaq listing may make it more difficult for us to meet our capital requirements. We intend to utilize our available funds in 2002 to finance the working capital requirements of our PWR and SpaceLogix subsidiaries in our information technology product and service solutions business. Our cash requirements, however, may change depending upon numerous factors, including, without limitation, the cost of integrating our businesses, as well as increased personnel costs, inventory and accounts receivable arising from the sale and shipment of new or additional products, and other expansion of our business. There can be no assurance that we will be successful in attaining our sales or strategic goals, or that attaining such goals will have the desired effect on our cash resources.

There can be no assurances that will be successful in concluding any of our funding initiatives on terms acceptable to us, or at all. The financial statements do not include any adjustments that that might result from the outcome of this uncertainty.

Our cash and cash equivalents decreased by $82,093 to $207,510 at June 30, 2002 from $289,603 at December 31, 2001.

Operating activities

During the 2002 six-month period, net cash used in operating activities increased to $1,071,781 from $534,807 in the corresponding 2001 period. The increase was principally a result of the loss during the 2002 six-month period.

Investing activities

Cash provided by investing activities in the 2002 six-month period was $139,574 compared to cash used of $442,921 in the corresponding 2001 period. We sold our Serif Europe operations on March 31, 2001. The corresponding 2001 period reflects $387,767 of net cash disposed with this business sale

Financing activities

Cash provided by financing activities increased to $850,114 in the 2002 six-month period from $237,270 in the corresponding 2001 period. In the 2002 six-month period, we received $664,280 from the sale of our common stock, $350,000 from a series of bridge loans, and $74,517 from our new inventory financing facility, compared to $269,315 of proceeds from the sale of common stock in the corresponding 2001 period.

NOTE PAYABLE TO FORMER LAW FIRM

We are obligated on a promissory note in the amount of $464,342 to our former law firm, Kaufman & Moomjian, LLC for legal services rendered. On April 15, 2002, we defaulted on this note and the entire amount is due and payable. On May 1, 2002 we received a formal notice of default from the law firm. We are currently in the process of pursuing a settlement with this former law firm.

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

SFAS No. 142, supersedes APB Opinion No. 17, "Intangible Assets," and states that goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The discontinuing of amortization provisions under SFAS No. 142 of goodwill and indefinite lived intangible assets apply to assets acquired after June 30, 2001. In addition, the impairment provisions of SFAS 142 apply to assets acquired prior to July 1, 2001 upon adoption of SFAS 142. We adopted this statement as of January 1, 2002. Under the transitional goodwill impairment test, goodwill in each reporting unit must be tested for impairment as of January 1, 2002. We have six months to complete the first step of the transitional goodwill impairment test but the amounts used to perform the test must be those at January 1, 2002. If the carrying amount of the net assets of the reporting unit (including goodwill) exceeds the fair value of that reporting unit, the second step of the transitional goodwill impairment test must be completed as soon as possible, but no later than December 31, 2002. The second step of the transitional goodwill impairment test measures the amount of impairment loss by measuring the implied fair value of the goodwill against its carrying value. An impairment loss recognized as a result of a transitional goodwill impairment test will be recognized as the effect of a change in accounting principle. Although a transitional impairment loss for goodwill may be measured in other than the first interim reporting period, it shall be recognized in the first interim period irrespective of the period in which it is measured. Therefore, a transitional goodwill impairment loss, which is measured in any period other than the first interim reporting period will require the amendment of previously filed interim period financial statements. There was no impairment of goodwill upon adoption of SFAS 142.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, SFAS 145 rescinds SFAS 4 "Reporting Gains and Losses from Extinguishment of Debt." Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Gains or losses from extinguishment of debt that do not meet the criteria of APB 30 should be reclassified to income from continuing operations in all prior periods presented. The provisions of SFAS 145 will be effective in 2003 for us.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Community Towers, LLC vs. Software Publishing Corporation: In the fourth quarter of 1998, an action was commenced against Software
         Publishing Corporation ("SPC"), a subsidiary of the Company, in California in which Community Towers, LLC sought $300,000 plus interest and attorneys' fees for SPC's alleged violation of a lease for office space located in San Jose, California. This was the location at which SPC had its principal place of business and at which we had our principal executive offices during the period of January 1997 through January 1998.

         On April 10, 2002 this matter was settled for $300,000. We agreed to pay $200,000 in common stock at a price of $.78 per share, or 256,410 common shares, and SPC will pay $100,000 in cash. At March 31, 2002, we had fully provided for this settlement. SPC has paid $25,000 in cash and pledged common shares for the $75,000 of the cash settlement. The pledged shares equate to an additional 96,154 shares, and will be returned to us when SPC pays the $75,000. We had sixty days to pay the $75,000, which we did not, and will therefore pay 2% a month interest on the unpaid balance until paid. We had agreed to register these shares by June 30, 2002, which we have not done, and have agreed to cause a registration statement for the resale of these shares to become effective by September 30, 2002. Community Towers, LLC may sell up to 16.66% of the 256,410 common shares on a quarterly basis starting October 1, 2002. Should the registration not be effective by September 30, 2002, we have agreed to a put option whereby during the quarters beginning October 1, 2002 and January 1, 2003 we may be required to purchase 16.66% each quarter of Community Tower LLC's shares, at the aforementioned dates at the market price of such shares at the beginning of each quarter, but not greater than $.78 per share.

         Robert Blum vs. Renaissance Multimedia, Inc.: This matter was brought in March of 2001 in the Supreme Court of New York, New York against our subsidiary Renaissance Multimedia Inc. and its former president in which the plaintiff alleges discriminatory hiring practices and seeks an undisclosed sum of compensatory damages, attorney fees and punitive damages. Discovery has been completed and a mediation is scheduled for early September 2002. We believe this action is without merit and intend to vigorously defend this action.

         Waiting Room Solutions vs. Vizy Interactive, Inc.: This matter was brought in May 2001 in the Supreme Court of Ulster County, New York against our subsidiary Vizy Interactive Inc. in which the plaintiff is seeking $250,000 alleging breach of contract in connection with the design of a software solution system. We have asserted a counterclaim for the sum of $158,150 due and outstanding under the contract. The plaintiff had paid us $143,000 under the contract. Partial discovery has been completed. We believe this action is without merit and intend to vigorously defend this action.

         Information Leasing Corporation vs. Renaissance Multimedia, Inc.: This matter brought in the March 2002 in the Supreme Court of New York, New York against our subsidiary Renaissance Multimedia Inc. and its former president in which the plaintiff seeks $75,000 plus attorneys fees alleging breach of an installment payment agreement and security agreement for certain software and related services. This matter has been disputed prior to the acquisition of Renaissance, and we have an obligation to indemnify the former president of this subsidiary since he personally guaranteed the installment payment agreement. The installment payment arrangement relates to a certain software product intended for developing complex e-commerce solutions and an associated support arrangement. Renaissance was unable to utilize the product and was not provided with the appropriate level of aftermarket support. We have has filed an answer in this matter. We believe this action is without merit and intend to vigorously defend this action.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On April 1, 2002 we received a $150,000 bridge loan from Brian Dow, an individual accredited investor, which was due July 31, 2002, subject to prepayment upon completion of certain financing. The loan bears interest at 12.5% per annum and we will issue a three-year warrant to purchase 50,000 shares of our common stock at an exercise price of $.90 per share. On July 31, 2002, in consideration of a sixty-day extension, we issued a three-year warrant to purchase 20,000 shares of our common stock at an exercise price of $.90 per share the note holder agreed to extend the due date of the note to September 30, 2002. Trautman Wasserman, as placement agent, will receive a $15,000 placement fee. The issuance of the warrants and note were private transactions exempt from registration pursuant to Section 4(2) of the Securities Act.

         On April 18, 2002 we issued 256,410 shares of our common stock to settle a litigation matter between Software Publishing Corporation ("SPC") and a Community Towers, LLC. In addition, we issued 96,154 shares of our common stock as security for the $75,000 cash to be paid by SPC to Community Towers, LLC, an accredited investor. The pledged shares will be returned to us when SPC pays the $75,000. The issuances of these shares were private transactions exempt from registration pursuant to Section 4(2) of the Securities Act.

         On May 9, 2002 we received a $100,000 bridge loan from Adam Rosmarin, an individual accredited investor, which is due August 31, 2002, subject to prepayment under certain conditions. The loan is non-interest bearing and we will issue a three-year warrant to purchase 37,500 shares of our common stock at an exercise price of $.90 per share. Trautman Wasserman, as placement agent, will receive a $10,000 placement fee. On June 28, 2002 Trautman Wasserman 8701 Opportunities Fund LP assumed this bridge loan obligation in exchange for shares of our common stock. We received a release from the noteholder. The issuance of the warrant and note were private transactions exempt from registration pursuant to Section 4(2) of the Securities Act.

         On May 14, 2002 we received a $25,000 bridge loan from Milton Warshaw, an individual accredited investor which was due July 31, 2002, subject to prepayment upon completion of certain financing. The loan is non-interest bearing and we will issue a five-year warrant to purchase 9,375 shares of our common stock at an exercise price of $.75 per share. Trautman Wasserman, as placement agent, will receive a $2,500 placement fee. On June 28, 2002 Trautman Wasserman 8701 Opportunities Fund LP assumed this bridge loan obligation in exchange for shares of our common stock. We received a release from the noteholder. The issuance of the warrant and note were private transactions exempt from registration pursuant to Section 4(2) of the Securities Act.

         On May 14, 2002 we received a $25,000 bridge loan from William Kearns Foundation an accredited investor which was due July 31, 2002, subject to prepayment upon completion of certain financing. The loan is non-interest bearing and we will issue a five-year warrant to purchase 9,375 shares of our common stock at an exercise price of $.75 per share. Trautman Wasserman, as placement agent, will receive a $2,500 placement fee. On June 28, 2002 Trautman Wasserman 8701 Opportunities Fund LP assumed this bridge loan obligation in exchange for shares of our common stock. We received a release from the noteholder. The issuance of the warrant and note were private transactions exempt from registration pursuant to Section 4(2) of the Securities Act.

         On May 23, 2002 we received a $50,000 bridge loan from Roland Livney, an individual accredited investor which is due August 31, 2002, subject to prepayment upon completion of certain financing. The loan is non-interest bearing and we will issue a five-year warrant to purchase 18,750 shares of our common stock at an exercise price of $.75 per share. Trautman Wasserman, as placement agent, will receive a $5,000 placement fee. On June 28, 2002 Trautman Wasserman 8701 Opportunities Fund LP assumed this bridge loan obligation in exchange for shares of our common stock. We received a release from the noteholder. The issuance of the warrant and note were private transactions exempt from registration pursuant to Section 4(2) of the Securities Act.

         On May 23, 2002, pursuant to a Reimbursement Agreement, Trautman Wasserman 8701 Opportunities Fund LP received a five-year warrant to purchase 50,000 shares of our common stock at $1.00. The issuance of the warrant was a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

         During the period of April 1 through June 28, 2002 we sold 536,221 shares of our common stock at a price of $.65 per share, to various accredited investors, for which we received aggregate gross proceeds of

         $348,544. Trautman Wasserman, as placement agent, will receive a five-year warrant to purchase 53,622 shares of our common stock at $1.00 per share commencing November 1, 2002, as well as a placement fee of $34,854. The issuance of the shares and warrants were private transactions exempt from registration pursuant to Section 4(2) of the Securities Act.

         On June 24, 2002, we sold 69,230 shares of our common stock at a price of $.65 per share, to two accredited investors, for which we received aggregate gross proceeds of $45,000. Trautman Wasserman, as placement agent, will receive a five-year warrant to purchase 6,923 shares of our common stock at $1.00 per share commencing November 1, 2002, as well as a placement fee of $4,500. The issuance of the shares and warrants were private transactions exempt from registration pursuant to Section 4(2) of the Securities Act.

         On June 28, 2002 we accepted a subscription from Trautman Wasserman 8701 Opportunities Fund, an accredited investor, and issued 285,714 shares of our common stock at a price of $.70 per share. The consideration for the subscription was the assumption of $200,000 of our outstanding bridge notes for which we received releases from the noteholders. The issuance of the shares and warrants were private transactions exempt from registration pursuant to Section 4(2) of the Securities Act.

         Rights Agreement Amendment: In March 1998, we authorized 100,000 shares of Junior Participating Preferred Stock, Series A, par value $.001 per share. The Junior Preferred Stock has preferential voting, dividend and liquidation rights over the Common Stock. On March 31, 1998, we declared a dividend distribution, payable April 30, 1998, of one Preferred Share Purchase Right ("Right") on each share of Common Stock. Each Right, when exercisable, entitles the registered holder thereof to purchase from us one one-thousandth of a share of Junior Preferred Stock at a price of $1.00 per one one-thousandth of a share (subject to adjustment). The one one-thousandth of a share is intended to be the functional equivalent of one share of the Common Stock. The Rights will not be exercisable or transferable apart from the Common Stock until an Acquiring Person, as defined in the Rights Agreement, dated as of March 31, 1998, between the Company and American Stock Transfer & Trust Company, without the prior consent of our Board of Directors, acquires 20% or more of the voting power of the Common Stock or announces a tender offer that would result in 20% ownership. We are entitled to redeem the Rights, at $.001 per Right, any time before a 20% position has been acquired or in connection with certain transactions thereafter announced. Under certain circumstances, including the acquisition of 20% of the Common Stock, each Right not owned by a potential Acquiring Person will entitle its holder to purchase, at the Right's then-current exercise price, shares of Junior Preferred Stock having a market value of twice the Right's exercise price. Holders of a Right will be entitled to buy stock of an Acquiring Person at a similar discount if, after the acquisition of 20% or more of our voting power, we are involved in a merger or other business combination transaction with another person in which its common shares are changed or converted, or we sell 50% or more of our assets or earning power to another person. The Rights expire on April 20, 2008.

         On June 27, 2002 we entered into an Amendment to the Rights Agreement between the Company and American Stock Transfer & Trust Company whereby the price to redeem a right was changed from $.001 per right to $.0001 per right. Additionally we agreed to exclude Trautman Wasserman, its principals, affiliates, and associates, as parties whose acquisition of our securities would trigger the issuance of rights under the Rights Agreement.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         We are obligated on a promissory note in the amount of $464,342 to our former law firm, Kaufman & Moomjian, LLC for legal services rendered. On April 15, 2002, we defaulted on this note and the entire amount is due and payable. On May 1, 2002 we received a formal notice of default from the law firm. We are currently in the process of pursuing a settlement with this former law firm.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None

ITEM 5.  OTHER INFORMATION.

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  Set forth below are all exhibits to this Quarterly Report on Form 10-QSB.

         Number   Description
         ------   -----------

         3.1 Amendment to By-Laws of Vizacom Inc. dated December 27, 2001. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2002 (Commission File No. 1-14076), filed with the Commission on May 14, 2002.)

         3.2      Amendment to By-Laws of Vizacom Inc. dated June 26, 2002.

         3.3      Amendment to Rights Agreement dated June 27, 2002.

         10.1     Reimbursement   Agreement  dated  May  23,  2002  between  PWR
                  Systems,  Inc, and Trautman  Wasserman 8701 Opportunities Fund
                  LP.

         10.2(i)  Letter regarding modification of JPMorgan Promissory Note.

         10.2(ii) Modification of JPMorgan Promissory Note dated May 30, 2002.

         10.3 Agreement for Wholesale Financing dated June 12, 2002 between IBM Credit Corporation and PWR Systems, Inc.

         10.4 Lease amendment letter dated June 27, 2002 between Spacely, LLC and PWR Systems.

         99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

                We filed on Form 8-K on June 28, 2002 under Item 5 "Other Events" regarding the disclosure of a press release announcing the date of our 2002 Annual Meeting of Stockholders.

                We filed on Form 8-K on July 25, 2002 under Item 5 "Other Events" regarding the disclosure of a press release announcing the appointment of Douglas Greenwood to the Board of Directors and the rescheduling of our 2002 Annual Meeting of Stockholders.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    VIZACOM, INC.


Dated:  August 14, 2002        By:              /s/ Vincent DiSpigno
                                    --------------------------------------------
                                                  Vincent DiSpigno
                                            Chief Executive Officer,
                                       Chairman of the Board, and President
                                           (Principal Executive Officer)


Dated:  August 14, 2002        By:             /s/ Alan W. Schoenbart
                                    --------------------------------------------
                                                 Alan W. Schoenbart
                                         Vice President - Finance, Treasurer
                                             and Chief Financial Officer
                                            (Principal Financial Officer)

                                  VIZACOM INC.
                                INDEX TO EXHIBITS

         Number   Description

         3.1 Amendment to By-Laws of Vizacom Inc. dated December 27, 2001. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2002 (Commission File No. 1-14076), filed with the Commission on May 14, 2002.)

         3.1      Amendment to By-Laws of Vizacom Inc. dated June 26, 2002.

         3.2      Amendment to Rights Agreement dated June 27, 2002.

         10.1     Reimbursement   Agreement  dated  May  23,  2002  between  PWR
                  Systems,  Inc, and Trautman  Wasserman 8701 Opportunities Fund
                  LP.

         10.2(i)  Letter regarding modification of JPMorgan Promissory Note.

         10.2(ii) Modification of JPMorgan Promissory Note dated May 30, 2002.

         10.3 Agreement for Wholesale Financing dated June 12, 2002 between IBM Credit Corporation and PWR Systems, Inc.

         10.4 Lease amendment letter dated June 27, 2002 between Spacely, LLC and PWR Systems.

         99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.