Form 10QSB/A
period 2001-09-30
VIZACOM INC
filed 2002-08-23
CIK 926331

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A


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

                                  VIZACOM INC.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item                                                                      Pages
----                                                                      -----

ITEM 1.  FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheets as of September 30, 2001 (Unaudited)
      and December 31, 2000                                                   3

Condensed Consolidated Statements of Operations for the Three and Nine
     Months Ended September 30, 2001 and 2000 (Unaudited)                     4

Condensed Consolidated Statement of Changes in Stockholders' Equity
     for the Nine Months Ended September 30, 2001 (Unaudited)                 5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
     September 30, 2001 and 2000 (Unaudited)                                  6

Notes to Condensed Consolidated Financial Statements                       7-21

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                            22-30

PART II - OTHER INFORMATION                                               31-34

                                  VIZACOM INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                               September 30,  December 31,
                                                                                  2001            2000
                                                                              --------------  --------------
ASSETS                                                                         (Unaudited)
Current assets:
   Cash and cash equivalents                                                      $ 191,056       $ 843,836
   Marketable securities                                                                  -             797
   Receivables
      Trade,  less allowances of  $319,106 and  $608,975                          1,198,356       3,341,960
      Other                                                                          62,207         155,025
      Notes, current portion                                                        418,549          60,336
    Inventories                                                                     304,609         864,031
    Restricted cash                                                                 150,000               -
    Prepaid expenses and other current assets                                       143,719         329,152
                                                                              --------------  --------------
           Total current assets                                                   2,468,496       5,595,137
Property and equipment, net                                                         221,931         818,132
Goodwill, net of accumulated amortization of $1,032,632 and $780,012              1,767,420       1,670,040
Business processes and methodologies, workforce, and customer lists, net of
 accumulated amortization of $1,491,903 and $779,746                              3,046,097       3,758,254
Deferred consulting costs                                                           921,826       1,371,823
Note receivable, long term                                                          384,734               -
Other assets                                                                         63,609         868,811
                                                                              --------------  --------------
           Total assets                                                          $8,874,113    $ 14,082,197
                                                                              ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank note payable                                                             $1,214,172     $ 1,214,172
   Related party notes and other related party liabilities                        1,036,525         563,867
   Bridge loan payable, face amount $250,000, net of unamortized debt
      discount of $250,000 at September 30, 2001                                          -               -
   Current portion of long-term debt and capital lease obligations                  239,528         465,105
   Accounts payable                                                               1,845,890       5,027,736
   Accrued liabilities                                                            1,499,434       2,622,875
   Sales and value-added taxes payable                                                3,837         386,089
                                                                              --------------  --------------
           Total current liabilities                                              5,839,386      10,279,844
Related party notes, long term                                                      126,685               -
Long-term debt and capital lease obligations, less current maturities                 4,623          48,717
                                                                              --------------  --------------
           Total liabilities                                                      5,970,694      10,328,561
                                                                              --------------  --------------
Commitments and contingencies
Stockholders' equity:
   Common stock, par value $.001 per share,
       60,000,000 shares authorized, 2,404,177 and 1,619,087 shares issued            2,404           1,619
   Additional paid-in capital                                                    72,635,550      70,851,835
   Accumulated deficit                                                          (69,548,375)    (66,954,898)
   Accumulated other comprehensive loss                                             (95,765)       (134,525)
   Unamortized debt discount in excess of bridge loan                               (80,000)              -
   Treasury stock, 310 shares, at cost                                              (10,395)        (10,395)
                                                                              --------------  --------------
              Total stockholders' equity                                          2,903,419       3,753,636
                                                                              --------------  --------------
              Total liabilities and stockholders' equity                         $8,874,113    $ 14,082,197
                                                                              ==============  ==============


See accompanying notes to condensed consolidated financial statements.

                                  VIZACOM INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three Months Ended Sept. 30,     Nine Months Ended Sept. 30,
                                                            ------------------------------   ----------------------------
                                                                2001            2000             2001           2000
                                                            -------------    -------------   -------------  -------------
Net sales
  Hardware                                                  $  1,477,153      $ 3,763,536      $9,065,999    $ 8,374,820
                                                            -------------    -------------   -------------  -------------
  Website design and other services                              435,621          565,774       1,583,810      1,580,304
                                                               1,912,774        4,329,310      10,649,809      9,955,124
Cost of sales
  Hardware                                                     1,222,285        3,461,213       8,003,769      7,201,292
  Website design and other services                              268,039          437,665       1,009,674        953,014
                                                            -------------    -------------   -------------  -------------
                                                               1,490,324        3,898,878       9,013,443      8,154,306
                                                            -------------    -------------   -------------  -------------

Gross profit                                                     422,450          430,432       1,636,366      1,800,818

Selling, general and administrative expenses                   1,074,696        1,659,519       3,607,678      4,128,335
Restructuring expenses                                                 -                -         187,584              -
Depreciation and amortization                                    321,656           66,552         843,310        611,080
Amortization of goodwill, business processes and
  methodologies, workforce, and customer lists                   321,593          484,993         964,777      1,043,697
Realized loss (gain) on marketable securities                          -                -          85,226     (1,095,348)
Interest and other expense, net of other income                   47,438           77,215         153,989        216,682
                                                            -------------    -------------   -------------  -------------
                                                               1,765,383        2,288,279       5,842,564      4,904,446

       Loss from continuing operations                        (1,342,933)      (1,857,847)     (4,206,198)    (3,103,628)

Discontinued operations:
       Income (loss) from operations of
          discontinued businesses                                      -         (718,244)        139,384     (3,611,009)
       Gain on sale of discontinued operations                         -                -       1,473,337              -
                                                            -------------    -------------   -------------  -------------
       Income (loss) from discontinued operations                      -         (718,244)      1,612,721     (3,611,009)

       Net loss                                             $ (1,342,933)    $ (2,576,091)   $ (2,593,477)  $ (6,714,637)
                                                            =============    =============   =============  =============

Net income (loss) per common share:
        Continuing operations                                    $ (0.64)         $ (1.52)        $ (2.17)       $ (2.90)
        Discontinued operations                                      $ -          $ (0.59)         $ 0.83        $ (3.37)
                                                            -------------    -------------   -------------  -------------

        Net loss per common share -  basic and diluted           $ (0.64)         $ (2.11)        $ (1.34)       $ (6.27)
                                                            =============    =============   =============  =============
        Weighted average number of common shares
          outstanding - basic and diluted                      2,093,307        1,218,273       1,940,993      1,070,935
                                                            =============    =============   =============  =============

See accompanying notes to condensed consolidated financial statements.

                                  VIZACOM INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)



                                                                                                 Additional
                                                                                                   Paid-In      Accumulated
                                                                       Shares        Amount        Capital        Deficit
                                                                     ------------ ------------- -------------- ---------------
Balance at December 31, 2000                                           1,619,087       $ 1,619   $ 70,851,835   $ (66,954,898)

Net  loss                                                                      -             -              -      (2,593,477)
Realized loss on marketable securities                                         -             -              -               -
Currency translation adjustment                                                -             -              -               -
                                                                                                               ---------------
TOTAL COMPREHENSIVE INCOME (LOSS)                                                                                  (2,593,477)
                                                                                                               ---------------
Sale of common stock in private placements, net                          149,000           149        269,166               -
Common stock issued to satisfy outstanding liabilties                     27,800            28        151,190               -
Common stock issued in connection with settlement agreements             160,000           160        408,270               -
Common stock  and warrants issued  in connection
   with consulting services                                              157,000           157        391,984               -
Common stock issued in connection with the PWR merger agreement           91,290            91            (91)              -
Common stock issued in connection with bridge loan                       200,000           200        329,800               -
Restructuring of related party debt                                            -             -        233,396               -

                                                                     ------------ ------------- -------------- ---------------
Balance at September 30, 2001                                          2,404,177       $ 2,404   $ 72,635,550   $ (69,548,375)
                                                                     ============ ============= ============== ===============


                                                                       Accumulated     Unamortized
                                                                          Other       Debt Discount                   Total
                                                                      Comprehensive   in Excess of    Treasury    Stockholders'
                                                                      Income (Loss)    Bridge Loan      Stock         Equity
                                                                      --------------- -------------- ------------ ---------------
Balance at December 31, 2000                                              $ (134,525)                  $ (10,395)    $ 3,753,636

Net  loss                                                                          -              -            -               -
Realized loss on marketable securities                                        85,226              -            -               -
Currency translation adjustment                                              (46,466)             -            -               -
                                                                      ---------------
TOTAL COMPREHENSIVE INCOME (LOSS)                                             38,760              -            -      (2,554,717)
                                                                      ---------------
Sale of common stock in private placements, net                                    -              -            -         269,315
Common stock issued to satisfy outstanding liabilties                              -              -            -         151,218
Common stock issued in connection with settlement agreements                       -              -            -         408,430
Common stock  and warrants issued  in connection
   with consulting services                                                        -              -            -         392,141
Common stock issued in connection with the PWR merger agreement                    -              -            -               -
Common stock issued in connection with bridge loan                                 -        (80,000)           -         250,000
Restructuring of related party debt                                                -              -            -         233,396

                                                                      --------------- -------------- ------------ ---------------
Balance at September 30, 2001                                              $ (95,765)     $ (80,000)   $ (10,395)    $ 2,903,419
                                                                      =============== ============== ============ ===============

See accompanying notes to condensed consolidated financial statements.

                                  VIZACOM INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Nine Months Ended Sept. 30,
                                                                                            ---------------------------
                                                                                               2001           2000
                                                                                            ------------   ------------
OPERATING ACTIVITIES:
Loss from continuing operations                                                             $ (4,206,198)  $ (3,103,628)
Adjustments to reconcile loss from continuing operations
    to net cash used in operating activities:
   Depreciation and amortization                                                               1,831,940      1,676,055
   Realized loss (gain) on marketable securities                                                  85,226     (1,095,348)
   Realized loss on sale of property and equipment                                                   891              -
   Warrants, common stock, and stock options issued for consulting services                      239,811        321,504
    Provision for bad debts                                                                      279,688         62,329
   Changes in assets and liabilities, net of effects of acquisitions and dispositions:
      Receivables                                                                              1,655,639       (522,636)
      Inventories                                                                                 81,061       (192,820)
      Prepaid expenses and other current assets                                                  (83,457)        41,325
      Accounts payable                                                                          (293,116)       883,887
      Accrued liabilities                                                                       (259,539)       174,034
      Sales and value-added taxes payable                                                        (32,420)       (20,192)
                                                                                            ------------   ------------
             Net cash used in continuing operations                                             (700,474)    (1,775,490)
             Net cash provided by (used in) discontinued operations                              287,221     (4,698,582)
                                                                                            ------------   ------------
             Net cash used in operating activities                                              (413,253)    (6,474,072)
                                                                                            ------------   ------------
INVESTING ACTIVITIES:
Purchase of property and equipment                                                                (2,217)      (114,310)
Net proceeds from sale of property and equipment                                                   1,350              -
Proceeds from note receivable                                                                    184,217              -
Increase in other assets                                                                         (21,989)       (10,673)
Decrease in restricted cash                                                                       89,838              -
Disposition of business, net of cash disposed                                                   (387,767)             -
Acquisitions of businesses, net of cash acquired                                                       -     (1,318,831)
                                                                                            ------------   ------------
             Net cash used in continuing operations                                             (136,568)    (1,443,814)
             Net cash used in discontinued operations                                           (209,646)      (108,721)
                                                                                            ------------   ------------
             Net cash used in investing activities                                              (346,214)    (1,552,535)
                                                                                            ------------   ------------
FINANCING ACTIVITIES:
Proceeds from sale of common stock - net                                                         269,315      7,626,580
Proceeds from bank notes payable and inventory financing facility, net                                 -       (709,465)
Proceeds from exercise of warrants and options                                                         -        839,159
Payment of related party notes payable                                                          (266,614)      (432,313)
Proceeds from bridge loan                                                                        250,000              -
Payment of long-term debt and capital lease obligations                                         (151,357)       (92,395)
                                                                                            ------------   ------------
             Net cash provided by continuing operations                                          101,344      7,231,566
             Net cash used in discontinued operations                                            (43,998)      (202,710)
                                                                                            ------------   ------------
             Net cash provided by financing activities                                            57,346      7,028,856
                                                                                            ------------   ------------

Effect of exchange rate changes on cash and cash equivalents                                      49,341       (235,425)
                                                                                            ------------   ------------

Decrease in cash and cash equivalents                                                           (652,780)    (1,233,176)
Cash and cash equivalents at beginning of period                                                 843,836      1,730,495
                                                                                            ------------   ------------
Cash and cash equivalents at end of period                                                  $    191,056   $    497,319
                                                                                            ============   ============

Supplemental disclosure of cash flow information:
  Interest paid
      Continuing operations                                                                 $    119,689   $    101,093
                                                                                            ============   ============
      Discontinued operations                                                               $      5,730   $     57,102
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

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.      ACQUISITION  AND  BRIDGE  LOAN   TRANSACTIONS  AND  RELATED   AGREEMENTS
        (CONTINUED)

        The Company entered into amendments to the PWR merger agreement and employment agreements with its President and its Vice President and Chief Technology Officer, each of whom is also a director of the Company, pursuant to which their annual salaries are reduced from $200,000 to $125,000 each effective on October 1, 2001. These two officers will also receive payments of 17.5% each, of net income (as defined) of the Company's PWR subsidiary in excess of pre-determined quarterly targets, through the first quarter of 2003. Net income is defined as the income of PWR before amortization of intangibles, interest on the notes payable to these officers, the bonuses payable to these officers, and corporate overhead (as defined). These amendments will automatically terminate if: (i) the merger with SpaceLogix is not consummated by April 1, 2002; (ii) PWR does not receive $1,000,000 of working capital from either the bridge loan, the contemplated private placement, or other transactions by April 1, 2002, or (iii) PWR does not retain the $1,000,000 of working capital due to payments made to the Company or its other subsidiaries other than normal inter-company management fee payments. In addition, the remaining $306,951 balance of the notes payable by the Company's PWR subsidiary to these officers was restructured with aggregate payments of $25,000 per month commencing on January 1, 2002. These notes are collateralized by the Company's Serif Inc. promissory note, which security interest is subordinated to the security interest therein held by SpaceLogix and the Company's corporate counsel in such note, and is expected to be subordinated to the anticipated security interest of the bank in this note.

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

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7.      DEBT (CONTINUED)

        The bank note payable consisted of a ninety-day renewable term note secured by the assets of PWR and guaranteed by the Company. An event of default occurred under this bank loan agreement as a result of PWR's default to its inventory finance lender. Subsequent to this event of default, the bank renewed the loan. On July 30, 2001, PWR issued to the bank a ninety-day promissory note for $1,214,172 which expired October 29, 2001. The note bore interest at prime plus one-half percent (6.50% at September 30, 2001). The Company believes it has reached a preliminary oral agreement in principal to extend this note payable for six-months upon the terms described in Note 3.

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

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

9.      SEGMENT INFORMATION (CONTINUED)

        Information concerning the Company's nine-month segment operations is set forth below:

                                                             Foreign      Visual
                                                           Operations in  Comm.          Vizy
                                                           Liquidation   Products    Interactive    Corporate   Consolidated
                                                           -------------------------------------------------------------------
NINE-MONTHS ENDED SEPTEMBER 30, 2001:

CONTINUING OPERATIONS
Net sales                                                  $         -    $       -   $ 10,649,809  $        -   $ 10,649,809
Depreciation and amortization                                        -            -      1,014,444     817,496      1,831,940
Investment loss                                                      -            -              -     (85,226)       (85,226)
Loss from continuing operations                                      -            -     (1,742,529) (2,463,669)    (4,206,198)
Total assets                                                         -            -      6,579,953   2,233,756      8,813,709

DISCONTINUED OPERATIONS
Gain on sale of discontinued operations                              -    1,473,337              -           -      1,473,337
Income from operations of discontinued businesses                    -      139,384              -           -        139,384
Income from discontinued operations                                  -    1,612,721              -           -      1,612,721
Total assets                                                         -       60,404              -           -         60,404

NINE-MONTHS ENDED SEPTEMBER 30, 2000:

CONTINUING OPERATIONS
Net sales                                                  $         -    $       -   $  9,955,124  $        -   $  9,955,124
Depreciation and amortization                                        -            -      1,076,398     599,657      1,676,055
Investment gains                                                     -            -              -   1,095,348      1,095,348
Income (loss) from continuing operations                             -            -     (1,422,240) (1,681,388)    (3,103,628)
Total assets                                                         -            -     14,729,505   1,910,855     16,640,360

DISCONTINUED OPERATIONS
Loss from operations of discontinued businesses               (555,183)  (3,055,826)             -           -     (3,611,009)
Total assets                                                 2,743,836    3,631,795              -           -      6,375,631



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

11.     STATEMENTS OF CASH FLOWS

        Supplemental disclosure of non-cash financing and investing activities for the nine months ended September 30, 2001 and 2000 is set forth below:

                                                                                   2001          2000
                                                                               ------------ --------------
Continuing operations:
Net assets acquired for common stock, stock options, and notes payable          $        -    $ 7,699,245
                                                                               ============ ==============
Warrants and common stock issued for deferred consulting costs                  $  323,398    $   382,500
                                                                               ============ ==============
Restricted cash recorded as subscription liability                              $        -    $    92,745
                                                                               ============ ==============
Note receivable for business disposition                                        $  987,500    $         -
                                                                               ============ ==============
Fixed asset purchased with capital lease                                        $    4,005    $         -
                                                                               ============ ==============
Liability for contingent purchase price                                         $  350,000    $         -
                                                                               ============ ==============
Payment of liabilities with common stock                                        $  389,117    $         -
                                                                               ============ ==============
Common stock issued in connection with bridge loan                              $  250,000    $         -
                                                                               ============ ==============
Accounts payable settled for related party note and
  capital contribution                                                          $  739,655    $         -
                                                                               ============ ==============
Comprehensive loss on decline in marketable securities                          $        -    $   727,877
                                                                               ============ ==============

Discontinued operations:
Fixed assets acquired with capital lease obligations                                   $ -       $ 28,725
                                                                               ============ ==============
Net assets acquired for common stock                                                   $ -    $ 2,350,000
                                                                               ============ ==============


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

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

14.     PRO FORMA BALANCE SHEET (CONTINUED)

                                                                    HISTORICAL                       PRO FORMA
                                                                      September 30,     Pro Forma  September 30,
                                                                       2001      Note  Adjustment      2001
                                                                   ----------------------------------------------
ASSETS                                                              (UNAUDITED)                     (UNAUDITED)
Current assets:
   Cash and cash equivalents                                           $ 191,056  (A)  $   200,000   $   391,056
   Marketable securities                                                       -
   Receivables
      Trade,  less allowances                                          1,198,356                 -     1,198,356
      Other                                                               62,207                 -        62,207
      Notes, current portion                                             418,549                 -       418,549
    Inventories                                                          304,609                 -       304,609
    Restricted cash                                                      150,000                 -       150,000
    Prepaid expenses and other current assets                            143,719                 -       143,719
                                                                   --------------      --------------------------
           Total current assets                                        2,468,496           200,000     2,668,496
Property and equipment, net                                              221,931                 -       221,931
Goodwill, net of accumulated amortization                              1,767,420                       1,767,420
Business processes and methodologies, workforce, and customer lists,                             -
 net of accumulated amortization                                       3,046,097                 -     3,046,097
Deferred consulting costs                                                921,826                 -       921,826
Note receivable, long term                                               384,734                 -       384,734
Other assets                                                              63,609                 -        63,609
                                                                   --------------      --------------------------
           Total assets                                               $8,874,113       $   200,000   $ 9,074,113
                                                                   ==============      ==========================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank note payable                                                  $1,214,172       $         -   $ 1,214,172
   Related party notes and other related party liabilities             1,036,525                 -     1,036,525
   Bridge loan payable, $450,000 face amount,  net of
      unamortized discount of $430,000 (proforma)                              -  (A)       20,000        20,000
   Current portion of long-term debt and capital lease obligations       239,528                 -       239,528
   Accounts payable                                                    1,845,890                 -     1,845,890
   Accrued liabilities                                                 1,499,434                 -     1,499,434
   Sales and value-added taxes payable                                     3,837                 -         3,837
                                                                   --------------      --------------------------
           Total current liabilities                                   5,839,386            20,000     5,859,386
Related party notes, long term                                           126,685                         126,685
Long-term debt and capital lease obligations, less current maturities      4,623                           4,623
                                                                   --------------      --------------------------
           Total liabilities                                           5,970,694            20,000     5,990,694
                                                                   --------------      --------------------------
Commitments and contingencies
Stockholders' equity:
   Common stock, par value $.001 per share,
       60,000,000 shares authorized, 2,504,177 (proforma) outstanding      2,404  (A)          100         2,504
   Additional paid-in capital                                         72,635,550  (A)      179,900    72,815,450

   Accumulated deficit                                               (69,548,375)                    (69,548,375)
   Accumulated other comprehensive loss                                  (95,765)                        (95,765)
   Unamortized debt discount in excess of bridge loan                    (80,000)                        (80,000)
   Treasury stock, 310 shares, at cost                                   (10,395)                        (10,395)
                                                                   --------------      --------------------------
              Total stockholders' equity                               2,903,419           180,000     3,083,419
                                                                   --------------      --------------------------
              Total liabilities and stockholders' equity              $8,874,113        $  200,000   $  9,074,113
                                                                   ==============      ==========================

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

14.     PRO FORMA BALANCE SHEET (CONTINUED)

        NOTE TO PRO FORMA BALANCE SHEET:

        (A) - Reflects issuance of 100,000 shares of common stock, recorded as a debt discount, in connection with a $200,000 bridge loan installment received from SpaceLogix Inc. The market price of the Company's common stock was $1.80 per share on October 10, 2001, the date of this transaction.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Statements contained in this Quarterly Report on Form 10-QSB/A include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. Such forward-looking statements generally are based upon our best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms.

        Potential risks and uncertainties include, among other things, such factors as:

o    the market acceptance and amount of sales of our products and services;
o the success of our professional internet and technology solutions offerings, such as business strategy formation, web site interface design, and systems integration;
o    our ability to consummate our proposed acquisition of SpaceLogix;
o our ability to complete acquisitions of other complimentary businesses on satisfactory terms;
o our success in integrating the operations of acquired companies, including Vizy Interactive - New York (also known as Renaissance Multimedia), Vizy Interactive - PWR Systems (also known as PWR Systems), SpaceLogix, and any other acquired companies into a coordinated and complementary operation;
o our ability to develop long-lasting relationships with our clients and attract new clients;
o our ability to develop long-lasting relationships with our industry partners and vendors and attract new industry partners and vendors;
o the competitive and economic environment within the industries in which we operate;
o    our ability to raise additional capital;
o    our ability to maintain our existing debt facilities;
o the extent to which we are successful in developing, acquiring or licensing technologies which are accepted by the market;
o    our ability to attract and retain qualified personnel;
o    business and consumer trends, and economic conditions; and
o the other factors and information disclosed and discussed in other sections of this Quarterly Report on Form 10-QSB/A.

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

Quarter Ended September 30, 2001 compared to the Quarter Ended September 30,
2000.

        The results of operations for our continuing operations for the quarters ended September 30, 2001 and 2000 are set forth below:

                                           Quarter ended September 30, 2001         Quarter ended September 30, 2000
                                        --------------------------------------   ---------------------------------------
                                            Vizy                                     Vizy
                                        Interactive   Corporate      Total       Interactive   Corporate      Total
                                        --------------------------------------   ---------------------------------------
Net sales
 Hardware                                $ 1,477,153                $1,477,153    $ 3,763,536                $3,763,536
 Website design and other services           435,621                   435,621        565,774                   565,774
                                        --------------------------------------   ---------------------------------------
                                           1,912,774           -     1,912,774      4,329,310           -     4,329,310
Cost of sales
 Hardware                                  1,222,285                 1,222,285      3,461,213                 3,461,213
 Website design and other services           268,039                   268,039        437,665                   437,665
                                        --------------------------------------   ---------------------------------------
                                           1,490,324           -     1,490,324      3,898,878           -     3,898,878

Gross profit                                 422,450           -       422,450        430,432           -       430,432
Gross profit %                                   22%                       22%            10%                       10%

SG&A                                         750,585     324,111     1,074,696        877,805     781,714     1,659,519
Depreciation and amortization                  8,631     313,025       321,656          5,684      60,868        66,552
Amortization - goodwill,
  business processes, etc.                   321,593           -       321,593        484,993           -       484,993
Interest and other expense, net               16,689      30,749        47,438         36,363      40,852        77,215
                                        --------------------------------------   ---------------------------------------
                                           1,097,498     667,885     1,765,383      1,404,845     883,434     2,288,279
                                        --------------------------------------   ---------------------------------------
Loss from continuing operations            $(675,048) $ (667,885) $ (1,342,933)     $(974,413) $ (883,434) $ (1,857,847)
                                        ======================================   =======================================

        Net Sales. Net sales from continuing operations decreased in the 2001 third quarter by $2,416,536, or 56%, to $1,912,774 from $4,329,310 in the 2000 third quarter. $1,681,438, or 88%, of these net sales are attributable to PWR, and $231,336, or 12%, of these net sales are attributable to Vizy NY. The majority of the decline was in hardware sales of PWR which decreased $2,286,383, or 61%, to $1,477,153 in 2001 from $3,763,536 in 2000. Service sales also declined $130,153, or 23%, to $435,621 in 2001 from $565,774 in 2000.We believe that our decline in net sales was primarily attributable to PWR's inability to obtain sufficient trade and other credit or capital required to obtain inventory to maximize its sales, weak economic conditions particularly in the technology sector, weaknesses at our Vizy NY subsidiary resulting from a decline in the website design industry, and the events of September 11 discussed above. A certain level of the sales decline at PWR Systems was expected as PWR Systems adjusted its focus to higher margin revenues.

        Gross Profit. Gross profit decreased by $7,982, or 2%, to $422,450 in the 2001 third quarter, from $430,432 in the 2000 third quarter. $394,276, or 93%, of our 2001 third quarter gross profit was generated by PWR, and $28,174, or 7%, of our 2001 third quarter gross profit was generated by Vizy NY. Gross profit on hardware sales was $254,868, or 17%. Gross profit on service sales was $167,582, or 38%. Overall gross profit percentages increased from 10% in the 2000 third quarter to 22% in the 2001 third quarter. The increased gross margin was attributable to PWR's net sales consisting primarily of a higher proportion of higher margin service revenues than lower margin hardware sales. This was offset in part by PWR's inability to obtain sufficient credit to fill orders, which impaired its ability to obtain optimal pricing from its suppliers, as well as the declining performance of our Vizy NY subsidiary.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") decreased by $584,823, or 35%, to $1,074,696 in the 2001 third quarter from $1,659,519 in the 2000 third quarter. The decrease in SG&A of $127,220 at our operating subsidiaries reflects lower recruitment and advertising costs and a reduction in the number of employees. Corporate overhead declined $457,603 due to reductions in corporate expenses resulting from our 2001 restructuring as well as other cost reduction efforts.

        Depreciation and Amortization. Depreciation and amortization increased $255,104 to $321,656 in 2001 from $66,552 in 2000. Corporate depreciation and amortization increased $252,157 to $313,025 in 2001 from $60,868 in 2000. The increase is a result of increased amortization of deferred consulting costs in connection with various financial advisory and investor relations that we entered into. Many of the associated programs related to these equity instruments had short lives, and we accelerated the amortization of certain of these deferred costs based on our expectations of future benefit.

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


Nine-Months Ended September 30, 2001 compared to Nine-Months Ended September 30, 2000.

The results of operations for our continuing operations for the nine-month periods ended September 30, 2001 and 2000 are set forth below:

                                              Nine-months ended September 30, 2001          Nine-months ended September 30, 2000
                                           ------------------------------------------    -------------------------------------------
                                               Vizy                                         Vizy
                                           Interactive       Corporate      Total        Interactive    Corporate        Total
                                           ------------------------------------------    -------------------------------------------
Net sales
 Hardware                                      $ 9,065,999  $          -   $9,065,999      $8,374,820  $          -     $ 8,374,820
 Website design and other services               1,583,810             -    1,583,810       1,580,304             -       1,580,304
                                           ------------------------------------------    -------------------------------------------
                                                10,649,809             -   10,649,809       9,955,124             -       9,955,124
Cost of sales
 Hardware                                        8,003,769             -    8,003,769       7,201,292                     7,201,292
 Website design and other services               1,009,674             -    1,009,674         953,014                       953,014
                                           ------------------------------------------    -------------------------------------------
                                                 9,013,443             -    9,013,443       8,154,306             -       8,154,306

Gross profit                                     1,636,366             -    1,636,366       1,800,818             -       1,800,818
Gross profit %                                         15%                        15%             18%                           18%

SG&A                                             2,340,031     1,267,647    3,607,678       2,086,880     2,041,455       4,128,335
Depreciation and amortization                       25,814       817,496      843,310          11,423       599,657         611,080
Restructuring expenses                                   -       187,584      187,584               -             -               -
Amortization - goodwill,
  business processes, etc.                         964,777             -      964,777       1,043,697             -       1,043,697
Loss (gain) on marketable securities                              85,226       85,226               -    (1,095,348)     (1,095,348)
Interest and other expense, net                     48,273       105,716      153,989          81,058       135,624         216,682
                                           ------------------------------------------    -------------------------------------------
                                                 3,378,895     2,463,669    5,842,564       3,223,058     1,681,388       4,904,446
                                           ------------------------------------------    -------------------------------------------
Loss from continuing operations               $ (1,742,529) $ (2,463,669) $(4,206,198)    $(1,422,240) $ (1,681,388)   $ (3,103,628)
                                           ==========================================    ===========================================

        Net Sales. Net sales from continuing operations increased in the nine-months ended September 30, 2001 ("2001 nine-month period") by $694,685, or 7%, to $10,649,809 from $9,955,124 in the nine-months ended September 30, 2000 ("2000 nine-month period"). $9,446,073, or 89%, of these 2001 net sales were attributable to PWR, and $1,203,736, or 11%, of these 2001 net sales were attributable to Vizy NY. Hardware sales increased $691,179, or 8%, to $9,065,999 in 2001 from $8,374,820 in 2000. Website design and other service sales increased $3,506 to $1,583,810 in 2001 from $1,580,304 in 2000. Net sales from continuing operations for the 2000 nine-month period were comprised of net sales of Vizy NY after February 15, 2000, and net sales of PWR after March 27, 2000, the dates on which we acquired these entities. Net sales in the 2001 nine-month period declined

$3,887,727, or 27%, from 2000 nine-month period pro forma net sales of $14,537,536, assuming that our continuing operations had been acquired on January 1, 2000. We believe that this decline is primarily attributable to PWR's inability to obtain sufficient trade and other credit or capital required to obtain inventory to maximize its sales, weak economic conditions particularly in the technology sector, weaknesses at our Vizy NY subsidiary resulting from a decline in the website design industry, the events of September 11 discussed above, as well as a change in strategy by PWR in the third quarter to focus on gross margin rather than sales volume.

        Gross Profit. Gross profit decreased by $164,452, or 9%, to $1,636,366 in the 2001 nine-month period, from $1,800,818 in the 2000 nine-month period. $1,208,355, or 74%, of our 2001 nine-month period gross profit was generated by PWR. $428,011, or 26%, of our 2001 nine-month period gross profit was generated by Vizy NY. Overall gross profit percentages declined from 18% in the 2000 nine-month period to 15% in the 2001 nine-month period. Hardware gross profit was $1,062,230, or 12% compared to $1,173,528, or 14%. Service gross profit was $574,136, or 36% compared to $627,290, or 40%. The overall lower gross margin was attributable to PWR's net sales consisting primarily of lower margin hardware and hardware-related components, despite the reversal of this trend in the third quarter of 2001. 2001 nine-month period gross profit declined $1,084,579, or 40%, from 2000 nine-month period pro forma gross profit of $2,720,945, assuming that our continuing operations had been acquired on January 1, 2000. Gross margin as a percent of sales declined to 15% in the 2001 nine-month period from 19% (pro forma) in the 2000 nine-month period. The decline is primarily attributable to our inability to obtain optimal pricing from our suppliers due to our inability to obtain sufficient credit as well as the declining performance of our Vizy NY subsidiary.

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

        Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") decreased by $520,657, or 13%, to $3,607,678 in the 2001 nine-month period from $4,128,335 in the 2000 nine-month period. An increase in SG&A of $253,151 at our operating subsidiaries was offset by a $773,808 decline in corporate overhead. The increase in SG&A is due to the inclusion of a full nine-months of SG&A for our two operating subsidiaries for the 2001 nine-month period compared to only eight months of Vizy NY SG&A for the 2000 nine-month period, and only six months of PWR SG&A in the 2000 nine-month period. Corporate overhead declined due to reductions in corporate expenses resulting from our 2001 restructuring as well as other cost reduction efforts. 2001 nine-month period SG&A decreased by $1,189,197, or 25%, from 2000 nine-month pro forma SG&A of $4,796,875, assuming that our continuing operations had been acquired on January 1, 2000.

        Depreciation and Amortization. Depreciation and amortization increased $232,230 to $843,310 in 2001 from $611,080 in 2000. Corporate depreciation and amortization increased $217,839 to $817,496 in 2001 from $599,657 in 2000. The increase is a result of increased amortization of deferred consulting costs in connection with various financial advisory and investor relations that we entered into. Many of the associated programs related to these equity instruments had short lives, and we accelerated the amortization of certain of these deferred costs based on our expectations of future benefit.

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

        As of September 30, 2001, we achieved liability and expense reductions and restructurings of approximately $1,500,000. In that regard, we have taken the following steps:

        o Our President and Vice President and Chief Technology Officer have agreed to reductions in salary of $225,000 over eighteen months and to the restructuring of approximately $306,000 owed to them.
        o Kaufman & Moomjian, our corporate counsel, have agreed to restructure $739,655 owed to them, by accepting a reduction of $300,000 and a secured 6.6% note for the remaining amount of $439,655.
        o We have settled a pending arbitration proceeding relating to an investment banking agreement that we terminated.
        o We have satisfied an outstanding liability to one of our vendors.

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

        Number  Description

        10.1 Letter of Intent between Vizacom Inc. and Spacelogix, Inc, dated as of September 7, 2001. (Incorporated by reference to Exhibit
                10.1 to the Company's Current Report on Form 8-K (Date of Report October 10, 2001) (Commission File No. 1-14076) filed with the Commission on October 19, 2001.)

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

        10.13 Loan Agreement dated September 14, 2001 between Vizacom and SpaceLogix Inc.

        10.14 Promissory Note in the aggregate principal amount of $650,000 payable by Vizacom to SpaceLogix, Inc.

        10.15 Security Agreement dated September 14, 2001 between Vizacom and SpaceLogix, Inc.

        10.16   Amendment No. 1 dated October 15, 2001 to SpaceLogix Loan
                Agreement.

        10.17 Amendment No. 1 dated October 15, 2001 to SpaceLogix Security Agreement.


              (b) Reports on Form 8-K.

              On October 19, 2001 we filed a Current Report on Form 8-K (Date of
        Report: October 10, 2001) with the Commission, reporting as an Item 5 disclosure, (i) the continuance of our Nasdaq listing; (ii) the receipt of $450,000 of bridge loan installments from SpaceLogix, Inc., and the issuance of 300,000 shares of our common stock in connection therewith;
        (iii) our restructuring of over $1,000,000 of our current liabilities, and (iv) our obligation to issue an additional 209,580 shares of our common stock, subject to stockholder approval, to the PWR selling stockholders as additional PWR merger consideration.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant has caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        VIZACOM INC.


Dated:  August 23, 2002                By:         /s/ Alan W. Schoenbart
                                           -------------------------------------
                                                     Alan W. Schoenbart
                                             Vice President - Finance, Treasurer
                                                 and Chief Financial Officer
                                                (Principal Financial Officer)

                                  VIZACOM INC.
                                INDEX TO EXHIBITS

        Exhibit No.       Description

        10.1 Letter of Intent between Vizacom Inc. and Spacelogix, Inc, dated as of September 7, 2001. (Incorporated by reference to Exhibit
                10.1 to the Company's Current Report on Form 8-K (Date of Report October 10, 2001) (Commission File No. 1-14076) filed with the Commission on October 19, 2001.)

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

        10.13 Loan Agreement dated September 14, 2001 between Vizacom and SpaceLogix Inc.

        10.14 Promissory Note in the aggregate principal amount of $650,000 payable by Vizacom to SpaceLogix, Inc.

        10.15 Security Agreement dated September 14, 2001 between Vizacom and SpaceLogix, Inc.

        10.16   Amendment No. 1 dated October 15, 2001 to SpaceLogix Loan
                Agreement.

        10.17 Amendment No. 1 dated October 15, 2001 to SpaceLogix Security Agreement.