Form 10KSB/A
period 2001-12-31
VIZACOM INC
filed 2002-08-23
CIK 926331

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
Yes  X     No
    ----     ----

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

     Part I - Item 1: We amended the client concentration and credit risk subsection with respect to the addition of the name of the customer who represented 17% of our sales.

     Part I - Item 10: We amended the title of Mr. David N. Salav in the SUMMARY COMPENSATION TABLE to Vice President and Chief Information Officer, President of PWR Systems. It was originally erroneously listed as Vice President - Finance and Chief Information Officer, President of PWR Systems.

     Part II - Item 7: Within the Consolidated Financial Statements, we have made various changes to Note 4 - Acquisitions and Related Agreements, as follows:

     o We have provided enhanced disclosure regarding contingent consideration relating to the PWR acquisition including clarification of the types of contingent consideration and related accounting therefor.

     o We have provided additional details of certain options issued in connection with the PWR acquisition.

     o We have provided additional information regarding PWR and Vizy NY goodwill and other intangible assets and related amortization and impairment charge information in tabular and narrative format.

PART I


ITEM 1.   BUSINESS OVERVIEW

Client Concentration and Credit Risk
------------------------------------

For the year ended December 31, 2001, one customer, Verizon Information Systems, Inc. represented 17% of our sales. For the year ended December 31, 2000, no single customer represented a significant sales concentration or credit risk. We are not aware of any significant concentration of business transacted with a particular customer that could, if suddenly eliminated, have a material adverse impact on our operations.


ITEM 10.  EXECUTIVE COMPENSATION

The following summary compensation table sets forth, for the three years ended December 31, 2001, the cash and other compensation paid to Vincent DiSpigno, our president, chairman, and chief executive officer and chief executive of PWR. David N. Salav, our vice president and chief information officer and president of PWR, Alan W. Schoenbart, our vice president - finance and chief financial officer, Paul J. Block, our Vice President of Marketing and Administration, and Ever M. Elivo, our Controller.

                           SUMMARY COMPENSATION TABLE


                                                                                                    Long-Term
                                                                                                  Compensation
                                                           Annual Compensation                       Awards
                                                           -------------------                 ------------------
                                                                                                   Securities
Name and Principal Positions                   Year          Salary                 Bonus      Underlying Options
----------------------------                   ----          ------                 -----      ------------------
Vincent DiSpigno, President and                2001        $   200,000               --              110,000
  Chief Executive Officer                      2000            150,000               --                   --
  CEO of PWR Systems                           1999                 --               --                   --

David N. Salav, Vice President                 2001        $   200,000               --              110,000
  and Chief Information Officer                2000            150,000               --                   --
  President of PWR Systems                     1999                 --               --                   --

Alan W. Schoenbart, Vice President -           2001        $   150,000               --               10,000
  Finance and Chief Financial Officer          2000            125,000           10,000                8,000
                                               1999             92,361           15,000               11,000

Paul J. Block, Vice President -                2001                 --               --              300,000
  Marketing and Administration                 2000                 --               --                   --
                                               1999                 --               --                   --

Ever M. Elivo, Controller                      2001             95,625            5,250                5,000
                                               2000             72,500            7,250                3,500
                                               1999             25,000               --                   --


For purposes of the summary compensation table, the value of all perquisites provided to these executive officers did not exceed the lesser of $50,000 or 10% of the executive officer's salary and bonus.

PART II


ITEM 7.   FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

          o Restructuring of Liabilities: The Company was required to restructure or satisfy approximately $1,000,000 of current liabilities as of June 30, 2001 to the reasonable satisfaction of SpaceLogix. Through a series of transactions completed as of September 30, 2001, the Company achieved this objective to the satisfaction of SpaceLogix management. The transactions were as follows: (a) The Company entered into an agreement with its former corporate legal counsel, of which its former Chairman of the Board is a member, to reduce and restructure outstanding liabilities totaling $739,655 as of September 30, 2001. This agreement reduced the amount owed to this firm by $300,000 and provided for the issuance by the Company to such firm of a secured promissory note in the principal amount of $439,655, bearing interest at 6.6% per annum. The promissory note provides for monthly payments, which began March 15, 2002, with a provision for a $125,000 prepayment upon the completion of a financing contemplated by the SpaceLogix letter of intent. The note is collateralized by the Company's interest in the promissory note from Serif Inc, subordinated to the security interest of the bank in the note. The Company has reduced the recorded liability to its former corporate counsel from the previous September 30, 2001 total of $739,655 to $514,342, representing the total of the principal amount of the note, interest thereon over the term of the note, and certain contingent payment amounts. The resulting reduction in indebtedness, or $225,313, has been recorded as a contribution to capital; (b) the Company entered into amendments to the PWR Merger Agreement and employment agreements with its President and its Vice President and Chief Technology Officer, each of whom is also a director of the Company, pursuant to which their annual salaries are reduced from $200,000 to $125,000 each effective on October 1, 2001. These two officers will also receive payments of 17.5% each, of net income (as defined) of the Company's PWR subsidiary in excess of pre-determined quarterly targets through the first quarter of 2003. Net income is defined as the income of PWR before amortization of intangibles, interest on the notes payable to these officers, the bonuses payable to these officers, and corporate overhead (as defined). These amendments will automatically terminate if PWR does not receive $1,000,000 of working capital from either the bridge loan, the $1MM financing, or other transactions by April 1, 2002 (see event of reversion in
               Note 17); or (ii) PWR does not retain the $1,000,000 of working capital due to payments made to the Company or its other subsidiaries other than normal inter-company management fee payments. In addition, as of September 30, 2001, the Company agreed to restructure the payment schedule on the remaining $306,951 of the notes payable by the Company to these officers, with aggregate payments of $25,000 per month commencing on January 1, 2002, later deferred to April 1, 2002 (see Note 14). These notes are collateralized by the Company's Serif Inc. promissory note, which security interest is subordinated to the security interest therein held by the bank and the Company's former corporate counsel in such note; (c) on September 28, 2001, the Company settled, for 130,000 shares of the Company's common stock valued at $240,500, a pending arbitration relating to an investment banking agreement, which it had terminated. $232,000 had been reserved for this contingent liability, and (d) also as of September 28, 2001, the Company entered into an agreement to issue 10,000 shares of its common stock to settle $14,119 of outstanding current liabilities to a law firm.

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


          Calculation of Purchase Price for Business Acquired:
           Common stock, warrants and stock options issued                        $3,294,270
           Bridge loan and interest forgiven                                        (662,297)
           Common stock paid for bridge loan, net of $28,000 debt discount           557,000
           Transaction costs, principally professional fees                          295,078
                                                                                  ----------
          Total purchase price                                                     3,484,051

          Fair market value of net liabilities assumed:
           Current assets                                                            112,440
           Non-current assets                                                         17,500

            Total assets                                                             129,940
           Current liabilities                                                       235,479
            Total net liabilities                                                   (105,539)
           Goodwill recorded                                                      $3,589,590


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

          PWR Systems: On March 27, 2000, the Company acquired PWR Systems ("PWR"), a Long Island, New York based interactive integrator and value-added reseller of computer and digital information equipment, for $8,907,578. The purchase price was paid in the form of a $1,000,000 cash payment, one-year promissory notes in the aggregate principal amount of $500,000, convertible into the Company's common stock at $30 per share, and payable in equal monthly installments with interest of 6.3% per annum, and 150,000 shares of the Company's common stock, valued at $30 per share, issued to the two selling stockholders of PWR. The acquisition agreement also calls for additional contingent consideration of up to $350,000 per annum for the three-year period following the acquisition based upon PWR's financial performance, specifically increases in PWR's earnings before interest, taxes, depreciation, and amortization. The Company was further obligated to issue additional common stock if, during the twelve months following the acquisition, the market price of the Company's common stock fell below $10 per share for any thirty consecutive trading-day period. On December 6, 2000, the Company issued to the PWR selling shareholders an aggregate of 56,000 shares of common stock in payment of the first year contingent consideration under the contract based on financial performance. On December 6, 2000 the PWR selling shareholders received 1,017 shares of common stock and received another 91,290 shares in 2001 as a result of the decline in the Company's share price below $10 for thirty consecutive days. On December 27, 2001 the Company issued to the PWR selling shareholders an aggregate of 209,580 shares of common stock in payment of the second year contingent consideration based on financial performance under the contract. Additional consideration contingent on financial performance of PWR was accounted for as additional purchase price and added to goodwill. Additional consideration based upon the decline in price of the Company's common stock was accounted for as an adjustment of valuation of shares originally issued with equal and offsetting amounts reflected as capital stock and additional paid-in capital. The Company entered into three-year employment agreements with PWR's selling stockholders providing for annual salaries of $200,000 each, and provisions for bonuses upon attaining specified performance thresholds. Such contracts were amended in connection with the SpaceLogix merger discussed above. Additionally in March 2000, the Company granted options exercisable at the then current market value to purchase an aggregate of 75,000 shares of its common stock under its 1994 Long Term Incentive Plan to officers, employees and independent contractors of PWR which vest over four years. Furthermore, the Company agreed to prepay, under certain circumstances, the notes payable in the original principal amount of $762,745 to the PWR selling stockholders, equivalent to the retained earnings of PWR at the closing date. At December 31, 2001 the balance of these related party notes was $311,791. On January 10, 2001, the foregoing notes were amended to extend the payment schedule until December 2001. The payment schedule was further modified in connection with the SpaceLogix acquisition as discussed above. The $8,620,960 cost in excess of the fair value of the net tangible assets acquired of $286,618 was allocated to goodwill and other intangible assets in accordance with independent appraisals. In connection with the Company's periodic evaluation of its intangible assets, the Company recorded impairment charges of $1,297,352 and $4,116,038 in the fourth quarter of 2001 and

          2000, respectively, relating to the goodwill and other intangibles recorded by the Company in this acquisition.

     Goodwill  and  other  intangible  assets  and  related   impairment  charge
     information at December 31, 2001 was as follows:


                                                                                    Less:        Less:
                                                             Space-               Accumulated   Impairment     2001
                                       PWR       Vizy NY     Logix       Total    Amortization   Charges      Balance
                                   ------------------------------------------------------------------------------------
Current assets                      $3,853,423    365,983    112,440   4,331,846
Noncurrent assets                       21,436     97,990     17,500     136,926
                                   ----------------------------------------------
Total assets                         3,874,859    463,973    129,940   4,468,772
                                   ----------------------------------------------

Current liabilities                  3,588,241    209,997    235,479   4,033,717
Noncurrent liabilties                       --     30,543         --      30,543
                                   ----------------------------------------------
Total liabilities                    3,588,241    240,540    235,479   4,064,260
                                   ----------------------------------------------

Net assets (liabilities) acquired      286,618    223,433   (105,539)    404,512
Goodwill                             5,911,960  1,004,130  3,589,590  10,505,680    1,083,368    5,832,722   3,589,590
Other Intangibles                    3,059,000  1,479,000         --   4,538,000    1,661,700    1,002,669   1,873,631
                                   ------------------------------------------------------------------------------------
Purchase price allocation           $9,257,578  2,706,563  3,484,051  15,448,192    2,745,068    6,835,391   5,463,221
                                   ====================================================================================


     Accumulated  amortization charges totaling $2,745,068 consist of $1,185,310
     and   $1,559,758   for  the  years  ended   December  31,  2001  and  2000,
     respectively.

     Impairment charges totaling $6,835,391 consist of $2,719,353 and $4,116,038 for the years ended December 31, 2001 and 2000, respectively. The $2,719,353 impairment charge for the year ended December 31, 2001 consisted of an impairment charge for the full amount of the remaining value of intangibles of Vizy NY, or $1,422,001, and an impairment charge of $1,297,352 for PWR intangible assets. The $4,116,038 impairment charge for the year ended December 31, 2000 was for PWR intangible assets. In calculating the impairment charges for PWR intangible assets at December 31, 2001 and 2000, the Company utilized the following assumptions: annual revenue growth of 10%, an average gross profit rate of 14.8% and 16.4%, respectively, selling expenses increasing proportionately to sales, an increase in general and administrative expenses of 3% and 5%, respectively, a discount rate of 10% and 18.75%, respectively, and a zero salvage value for the eventual disposition in determining the impairment charges.

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

                                                           Unaudited
                                                      2001             2000
                                                      ----             ----
     Net sales from continuing operations        $12,155,724       $18,040,041
     Net loss                                     (7,163,885)       (9,456,250)
     Net loss per common share                   $     (3.37)      $     (8.20)

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VIZACOM INC.

Dated: August 23, 2002                  By: /s/ Alan W. Schoenbart
                                        --------------------------
                                        Alan W. Schoenbart
                                        Vice President - Finance, Treasurer
                                        and Chief Financial Officer
                                        (Principal Financial Officer)