Form 10QSB
period 2002-09-30
VIZACOM INC
filed 2002-11-14
CIK 926331

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X|          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,171,442 shares of Common Stock, as of October 31, 2002.

Transitional Small Business Disclosure Format (check one): Yes |_|   No |X|

                                  VIZACOM INC.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item                                                                                                Pages
                                                                                                    -----
Item 1. Financial Statements:

Condensed Consolidated Balance Sheets as of September 30, 2002 (Unaudited) and December 31, 2001      3

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended
     September 30, 2002 and 2001 (Unaudited)                                                          4

Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
     for the Nine Months Ended September 30, 2002 (Unaudited)                                         5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
     September 30, 2002 and 2001 (Unaudited)                                                          6

Notes to Condensed Consolidated Financial Statements                                                 7-20

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations       21-28

PART II - OTHER INFORMATION                                                                          29-32

SIGNATURES                                                                                           33

CERTIFICATION OF CHIEF EXECUTIVE OFFICER                                                             34

CERTIFICATION OF CHIEF FINANCIAL OFFICER                                                             35

                                  VIZACOM INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                September 30,     December 31,
                                                                                                    2002              2001
                                                                                                ------------      ------------
ASSETS                                                                                           (Unaudited)
Current assets:
       Cash                                                                                     $     92,110      $    289,603
       Receivables
               Trade, less allowances of $68,850 and $125,000                                        275,323           981,237
               Notes                                                                                 384,734           429,218
       Inventories                                                                                    37,642           190,730
       Prepaid expenses and other current assets                                                     174,245           259,322
                                                                                                ------------      ------------
               Total current assets                                                                  964,054         2,150,110
Property and equipment, net                                                                          103,612           175,080
Goodwill, net of accumulated amortization of $1,083,368 at December 31, 2001                              --         3,589,590
Other intangible assets, net of accumulated amortization of $1,661,700 at December 31, 2001               --         1,873,631
Note receivable, long term                                                                                --           263,443
Deferred consulting costs                                                                             88,167           665,031
Restricted assets                                                                                    197,026           206,460
Other assets                                                                                          43,158            50,027
                                                                                                ------------      ------------
               Total assets                                                                     $  1,396,017      $  8,973,372
                                                                                                ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
       Bank note payable                                                                        $    904,172      $  1,214,172
       Inventory financing payable                                                                   138,184                --
       Note payable to law firm                                                                      464,342           464,342
       Bridge loan payable                                                                           150,000                --
       Other current debt                                                                             61,470           267,733
       Related party notes and other payables                                                        847,440           311,791
       Accounts payable                                                                            1,786,343         2,143,446
       Accrued liabilities                                                                         1,499,837         1,612,856
       Common stock, 85,434 shares subject to put option                                              61,086                --
                                                                                                ------------      ------------
               Total current liabilities                                                           5,912,874         6,014,340
Convertible notes                                                                                         --           150,420
                                                                                                ------------      ------------
               Total liabilities                                                                   5,912,874         6,164,760
                                                                                                ------------      ------------

Commitments and contingencies

Stockholders' equity (deficiency):
       Common stock, par value $.001 per share,
          60,000,000 shares authorized, 7,086,318 and 4,750,008 shares issued                          7,086             4,750
       Additional paid-in capital                                                                 78,131,447        76,711,803
       Accumulated deficit                                                                       (82,541,299)      (73,768,836)
       Accumulated other comprehensive loss                                                         (103,696)         (106,210)
       Treasury stock, 310 shares, at cost                                                           (10,395)          (10,395)
       Common stock cancelable                                                                            --           (22,500)
                                                                                                ------------      ------------
               Total stockholders' equity (deficiency)                                            (4,516,857)        2,808,612
                                                                                                ------------      ------------
               Total liabilities and stockholders' equity (deficiency)                          $  1,396,017      $  8,973,372
                                                                                                ============      ============

See accompanying notes to condensed consolidated financial statements.

                                  VIZACOM INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Three Months Ended Sept.30,        Nine Months Ended Sept. 30,
                                                           ----------------------------      ------------------------------
                                                               2002             2001             2002               2001
                                                           -----------      -----------      ------------      ------------
Net sales
       Hardware                                            $   621,784      $ 1,477,153      $  2,952,478      $  9,065,999
       Service                                                  98,957          435,621           299,950         1,583,810
                                                           -----------      -----------      ------------      ------------
                                                               720,741        1,912,774         3,252,428        10,649,809
                                                           -----------      -----------      ------------      ------------

Cost of sales
       Hardware                                                507,097        1,222,285         2,527,103         8,003,769
       Service                                                  77,735          268,039           234,925         1,009,674
                                                           -----------      -----------      ------------      ------------
                                                               584,832        1,490,324         2,762,028         9,013,443
                                                           -----------      -----------      ------------      ------------

Gross profit                                                   135,909          422,450           490,400         1,636,366

Selling, general and administrative expenses                   771,209        1,074,696         2,878,724         3,607,678
Amortization of goodwill                                            --           84,207                --           252,620
Amortization of other intangibles                               18,108          237,386           205,841           712,157
Depreciation and amortization                                   73,414          321,656           693,559           843,310
Impairment losses                                              660,789               --         5,607,379                --
Restructuring expenses                                              --               --                --           187,584
Realized loss on marketable securities                              --               --                --            85,226
Other (income) expense, net                                     (8,364)          47,438          (122,640)          153,989
                                                           -----------      -----------      ------------      ------------
                                                             1,515,156        1,765,383         9,262,863         5,842,564

       Loss from continuing operations                      (1,379,247)      (1,342,933)       (8,772,463)       (4,206,198)

Discontinued operations:
       Income from operations of discontinued
          businesses                                                --               --                --           139,384
       Gain on sale of discontinued operations                      --               --                --         1,473,337
                                                           -----------      -----------      ------------      ------------
       Income from discontinued operations                          --               --                --         1,612,721

       Net loss                                            $(1,379,247)     $(1,342,933)     $ (8,772,463)     $ (2,593,477)
                                                           ===========      ===========      ============      ============

Net income (loss) per common share:
        Continuing operations                              $     (0.19)     $     (0.64)     $      (1.44)     $      (2.17)
        Discontinued operations                            $        --      $        --      $         --      $       0.83
                                                           -----------      -----------      ------------      ------------

        Net loss per common share -  basic and diluted     $     (0.19)     $     (0.64)     $      (1.44)     $      (1.34)
                                                           ===========      ===========      ============      ============
        Weighted average number of common shares
          outstanding - basic and diluted                    7,246,832        2,093,307         6,110,639         1,940,993
                                                           ===========      ===========      ============      ============

See accompanying notes to condensed consolidated financial statements.

                                  VIZACOM INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                  (Unaudited)


                                                              Common Stock           Additional
                                                       ----------------------         Paid-In          Accumulated
                                                         Shares         Amount        Capital            Deficit
                                                       ----------      -------      ------------      ------------
Balance at December 31, 2001                            4,750,008      $ 4,750      $ 76,711,803      $(73,768,836)
Currency translation adjustment                                             --                --                --
Net loss                                                       --           --                --        (8,772,463)
                                                                                                      ------------
Total comprehensive loss                                       --           --                --        (8,772,463)
                                                                                                      ------------
Sale of common stock in private placements, net         1,490,066        1,490           759,290                --
Common stock issued in connection with:
   Convertible notes                                      240,760          241           135,234                --
   Settlement of Community Towers, LLC lawsuit
      For settlement obligation *                         170,976          171           138,743                --
   Settlement of liabilities                              178,794          178           140,400                --
   Satisfaction of bridge loans                           285,714          286           199,714                --
Warrants issued in connection with debt financings             --           --            68,733                --
Common stock cancelled                                    (30,000)         (30)          (22,470)               --
                                                       ----------      -------      ------------      ------------
Balance at September 30, 2002                           7,086,318      $ 7,086      $ 78,131,447      $(82,541,299)
                                                       ==========      =======      ============      ============

                                                         Accumulated                                    Total
                                                            Other                       Common       Stockholders'
                                                        Comprehensive     Treasury       Stock          Equity
                                                             Loss           Stock     Cancellable    (Deficiency)
                                                           ---------      --------      --------      -----------
Balance at December 31, 2001                               $(106,210)     $(10,395)     $(22,500)     $ 2,808,612
Currency translation adjustment                                2,514
Net loss                                                          --            --            --               --
                                                           ---------
Total comprehensive loss                                       2,514            --            --       (8,769,949)
                                                           ---------
Sale of common stock in private placements, net                   --            --            --          760,780
Common stock issued in connection with:
   Convertible notes                                              --            --            --          135,475
   Settlement of Community Towers, LLC lawsuit
      For settlement obligation *                                 --            --            --          138,914
   Settlement of liabilities                                      --            --            --          140,578
   Satisfaction of bridge loans                                   --            --            --          200,000
Warrants issued in connection with debt financings                --            --            --           68,733
Common stock cancelled                                            --            --        22,500               --
                                                           ---------      --------      --------      -----------
Balance at September 30, 2002                              $(103,696)     $(10,395)     $     --      $(4,516,857)
                                                           =========      ========      ========      ===========

* Not reflected on this statement are 85,434 shares subject to a put option included in current liabilities and 96,154 shares pledged against a $75,000 cash payment required by the settlement. See Note 7.

See accompanying notes to condensed consolidated financial statements.

                                  VIZACOM INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Nine Months Ended Sept. 30,
                                                                          ----------------------------
                                                                              2002            2001
                                                                          -----------      -----------
Operating activities:
Loss from continuing operations                                           $(8,772,463)     $(4,206,198)
Adjustments to reconcile loss from continuing operations
   to net cash used in operating activities:
   Depreciation and amortization                                              899,400        1,831,940
   Impairment losses                                                        5,607,379               --
   Provision for doubtful accounts                                            112,684          279,688
   Warrants issued for debt financing and charged to interest expense          62,704               --
   Realized loss on marketable securities                                          --           85,226
   Realized loss on sale of property and equipment                                 --              891
   Warrants and stock options issued for services                                  --          239,811
   Changes in assets and liabilities, net of effects of disposition:
      Receivables                                                             669,729        1,655,639
      Inventories                                                             108,033           81,061
      Prepaid expenses and other current assets                                 8,577          (83,457)
      Accounts payable                                                       (216,524)        (293,116)
      Accrued liabilities                                                     (27,850)        (291,959)
      Related party payables                                                  185,649               --
                                                                          -----------      -----------
             Net cash used in continuing operations                        (1,362,682)        (700,474)
             Net cash provided by discontinued operations                          --          287,221
                                                                          -----------      -----------
             Net cash used in operating activities                         (1,362,682)        (413,253)
                                                                          -----------      -----------

Investing activities:
Purchase of property and equipment                                                 --           (2,217)
Net proceeds from sale of property and equipment                                   --            1,350
Proceeds from note receivable                                                 307,928          184,217
Decrease (increase) in other assets                                            12,898          (21,989)
Decrease in restricted assets                                                   9,434           89,838
Disposition of business, net of cash disposed                                      --         (387,767)
                                                                          -----------      -----------
             Net cash provided by (used in) continuing operations             330,260         (136,568)
             Net cash used in discontinued operations                              --         (209,646)
                                                                          -----------      -----------
             Net cash provided by (used in) investing activities              330,260         (346,214)
                                                                          -----------      -----------

Financing activities:
Proceeds from sale of common stock - net                                      760,780          269,315
Expenses related to conversion of notes to common stock                       (14,945)              --
Proceeds from inventory financing facility, net                               138,184               --
Payment of bank notes payable                                                (310,000)              --
Proceeds of bridge loan                                                       350,000          250,000
Payment of related party notes                                                (25,000)        (266,614)
Payment of other current debt                                                 (66,432)        (151,357)
                                                                          -----------      -----------
             Net cash provided by continuing operations                       832,587          101,344
             Net cash used in discontinued operations                              --          (43,998)
                                                                          -----------      -----------
             Net cash provided by financing activities                        832,587           57,346
                                                                          -----------      -----------

Effect of exchange rate changes on cash                                         2,342           49,341
                                                                          -----------      -----------

Decrease in cash                                                             (197,493)        (652,780)
Cash:
             Beginning of period                                              289,603          843,836
                                                                          -----------      -----------
             End of period                                                $    92,110      $   191,056
                                                                          ===========      ===========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest
      Continuing operations                                               $    66,645      $   119,689
                                                                          ===========      ===========
      Discontinued operations                                             $        --      $     5,730
                                                                          ===========      ===========
  Income taxes
      Continuing operations                                               $        --      $        --
                                                                          ===========      ===========
      Discontinued operations                                             $        --      $        --
                                                                          ===========      ===========

See accompanying notes to condensed consolidated financial statements.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Summary of Significant Accounting Policies

      Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements of Vizacom Inc. and its wholly owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The condensed consolidated balance sheet as of December 31, 2001 has been derived from the Company's audited consolidated balance sheet as of that date.

      Goodwill

      In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles" (SFAS 142) the Company no longer amortizes goodwill as of January 1, 2002. The Company conducts impairment analyses at least annually using one or more of the asset impairment tests described in SFAS 142.

      Warrants offered with Debt instruments

      Warrants issued in connection with debt instruments are capitalized and charged to interest expense over the life of the related debt.

      Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board ("APB") Opinion 16 "Business Combinations" and SFAS No. 38 "Accounting for Pre-acquisition Contingencies," and eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS No. 141 also includes new criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or after). The Company applied this statement in its acquisition of SpaceLogix Inc. in December 2001.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Summary of Significant Accounting Policies (continued)

      SFAS No. 142, supersedes APB Opinion No. 17, "Intangible Assets," and states that goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The discontinuing of amortization provisions under SFAS No. 142 of goodwill and indefinite lived intangible assets apply to assets acquired after June 30, 2001. In addition, the impairment provisions of SFAS 142 apply to assets acquired prior to July 1, 2001 upon adoption of SFAS 142. The Company adopted this statement as of January 1, 2002. Under the transitional goodwill impairment test, goodwill in each reporting unit must be tested for impairment as of January 1, 2002. The Company had six months to complete the first step of the transitional goodwill impairment test but the amounts used to perform the test must be those at January 1, 2002. Had the carrying amount of the net assets of the reporting unit (including goodwill) exceeded the fair value of that reporting unit, then the second step of the transitional goodwill impairment test must be completed as soon as possible, but not later than December 31, 2002. The second step of the transitional goodwill impairment test measures the amount of impairment loss by measuring the implied fair value of the goodwill against its carrying value. An impairment loss recognized as a result of a transitional goodwill impairment test would be recognized as the effect of a change in accounting principle. Although a transitional impairment loss for goodwill may be measured in other than the first interim reporting period, it shall be recognized in the first interim period irrespective of the period in which it was measured. Therefore, a transitional goodwill impairment loss, which is measured in any period other than the first interim reporting period would require the amendment of previously filed interim period financial statements. There was no impairment of goodwill upon adoption by the Company of SFAS 142.

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of." The primary objective of SFAS No. 144 was to develop one accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. The provisions of this statement were effective for the Company for the fiscal year beginning January 1, 2002.

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

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2.    Liquidity and Business Risks

      As more fully described in Note 6, on May 30, 2002 the Company entered into an agreement with JPMorgan Chase Bank ("JPMC") whereby it extended the due date for the $904,172 note due the bank at September 30, 2002 until September 2003. On June 12, 2002, the Company's PWR subsidiary entered into a wholesale financing agreement with IBM Credit Corporation (`IBM Credit") which provided for a $150,000 line of credit which it can utilize for inventory financing. On October 1, 2002 the Company completed the sale of certain non-strategic assets to the President and Fellows of Harvard College for which it will receive $420,000 in gross proceeds before related expenses. Under its previous May 30, 2002 agreement with JPMC the bank will receive $400,000 of these proceeds to reduce the balance on the outstanding note described above.

      The Company has negotiated with Keltic Financial Partners, LP ("Keltic") for up to a $2,500,000 line of credit facility. The completion of the financing is wholly dependent upon the Company raising external financing sufficient to reduce the trade obligations of its PWR subsidiary and improve the overall balance sheet fundamentals of the subsidiary to the satisfaction of Keltic. Availability under the line is expected to be determined as a percentage of borrowings against eligible, as defined, trade receivables. Those receivables are currently pledged to JPMC, which has agreed to subordinate those receivables upon the satisfaction of certain conditions. Based on current receivable balances at October 31, 2002 the Company would initially receive approximately $100,000 from Keltic, after consideration of associated fees. This amount will be utilized solely for the outstanding debts and working capital of PWR. While the Company believes it will succeed in completing its negotiation of the $2,500,000 line of credit facility with Keltic, no assurance can be given that it will be successful in this endeavor, and if unsuccessful it may impair the Company's ability to continue its operations.

      On April 15, 2002, the Company defaulted on its Note for legal services to its former legal counsel and chairman in the amount of $464,342 at September 30, 2002. Accordingly this note is reflected as a current liability. Management is currently pursuing a settlement.

      On October 1, 2002 the Company received a formal notice of default with respect to $102,766 of amounts due under the settlement agreement with Community Towers, LLC ("CT, LLC"). Management has pursued discussions to resolve this matter.

      Through September 30, 2002 the Company's placement agent, Trautman Wasserman, has placed or arranged in excess of $1,600,000 in debt and equity financing.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring net losses since its inception, and had a working capital deficiency of $4,948,820 at September 30, 2002. The Company believes that over the next twelve months it will need to raise at least an additional $2,000,000 to $3,000,000 to meet its currently anticipated liquidity and capital expenditure requirements. Management intends to seek additional financing through a variety of methods. There can be no assurance that the Company will be successful in completing any such financing, or that the terms of any such financing will be beneficial to the Company or its stockholders. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.    Loss per Share

      Basic loss per share is computed based upon the weighted average number of common shares outstanding during each period presented. Stock options and warrants did not have an effect on the computation of diluted earnings per share in the three and nine-month periods ended September 30, 2002 and 2001 since they were anti-dilutive.

4.    Impairment of Goodwill and Other Intangibles

      During the third quarter of 2002, the Company recorded an impairment loss of $660,789. This consisted of the remaining value of other intangibles at its PWR subsidiary totaling $310,789 at September 30, 2002, and contingent consideration of $350,000 based on the financial performance of PWR, as described in Note 8. Previously during the second quarter of 2002, the Company recorded an impairment loss of $4,946,590. This impairment loss consisted of the full amount of the goodwill associated with the purchase of SpaceLogix, Inc, or $3,589,590, and a $1,357,000 write-off against the value of other intangibles at PWR at June 30, 2002.

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

      The Company's analysis of other intangibles at June 30, 2002 was based on projected cash flows of its PWR operating unit and a determination based upon then current assumptions with regard to attaining sufficient financing and the Company's assessment of the business environment. Based on this analysis utilizing a zero salvage value and a 10% discount rate, the Company recorded a $1,357,000 impairment loss. Additionally the Company determined to write-off the balance of other intangibles at PWR at September 30, 2002 of $310,789 as a result of a continued decline in sales, losses of key salespeople and the continued uncertainty as to the Company's ability to complete its financing plans.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.    Statements of Cash Flows

      Supplemental disclosure of non-cash financing and investing activities for the nine-months ended September 30, 2002 and 2001 is set forth below:

                                                                                   2002          2001
                                                                                 ---------     --------
         Convertible note exchanged for common stock                             $ 150,420     $     --
                                                                                 =========     ========
         Issuance of common stock in satisfaction of bridge loans                $ 200,000     $     --
                                                                                 =========     ========
         Warrants capitalized and recorded as debt discounts                     $  68,733     $     --
                                                                                 =========     ========
         Common stock cancelled                                                  $ (22,500)    $     --
                                                                                 =========     ========
         Common stock in connection with legal settlement                        $ 138,914     $     --
                                                                                 =========     ========
         Issuance of common stock in settlement of trade liabilities             $ 140,578     $132,718
                                                                                 =========     ========
         Issuance of common stock and warrants for deferred consulting costs     $      --     $215,178
                                                                                 =========     ========
         Transfer of prepaid licenses to inventory                               $      --     $131,606
                                                                                 =========     ========
         Note receivable for business disposition                                $      --     $987,500
                                                                                 =========     ========

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

      Bridge Loans: On April 1, 2002 the Company received a $150,000 bridge loan from an individual investor which was due July 31, 2002, subject to prepayment upon completion of certain financing. The loan bears interest at 12.5% per annum and the Company issued a three-year warrant to purchase 50,000 shares of its common stock at an exercise price of $.90 per share. The warrant was valued at $19,584 utilizing a Black Scholes model with the following assumptions: 90% volatility, two-year term, a risk-free rate of 1.70%, and no dividends. On July 31, 2002, in consideration of a three-year warrant to purchase 20,000 shares of its common stock at an exercise price of $.90 per share, the noteholder agreed to a sixty-day extension until September 30, 2002. The warrant was valued at $9,468 utilizing a Black Scholes model with the following assumptions: 90% volatility, two-year term, a risk-free rate of 1.66%, and no dividends. On October 1, 2002, this investor agreed to a sixty-day extension until December 31, 2002. See Note 10. Trautman Wasserman, as placement agent, will receive a $15,000 placement fee.

      On May 9, 2002 the Company received a $100,000 bridge loan from an individual investor which was due July 31, 2002, subject to prepayment upon completion of certain financing. The loan was non-interest bearing and the Company issued a three-year warrant to purchase 37,500 shares of its common stock at an exercise price of $.90 per share. The warrant was valued at $5,742 utilizing a Black Scholes model with the following assumptions: 90% volatility, two-year term, a risk-free rate of 1.70%, and no dividends. Trautman Wasserman, as placement agent, will receive a $10,000 placement fee. On June 28, 2002 Trautman Wasserman 8701 Opportunities Fund LP assumed this bridge loan obligation in exchange for shares of the Company's common stock. See Note 7. The Company received a release from the noteholder.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6.    Debt (continued)

      On May 14, 2002 the Company received two $25,000 bridge loans from two individual investors which were due July 31, 2002, subject to prepayment upon completion of certain financing. The loans were non-interest bearing and the Company issued a five-year warrant to each investor to purchase 9,375 shares of its common stock at an exercise price of $.75 per share. Each warrant was valued at $950 utilizing a Black Scholes model with the following assumptions: 90% volatility, two-year term, a risk-free rate of 1.70%, and no dividends. Trautman Wasserman, as placement agent, will receive a $5,000 placement fee. On June 28, 2002 Trautman Wasserman 8701 Opportunities Fund LP assumed these bridge loan obligations in exchange for shares of the Company's common stock. See Note 7. The Company received a release from the noteholders.

      On May 23, 2002 the Company received a $50,000 bridge loan from an individual investor which was due August 31, 2002, subject to prepayment upon completion of certain financing. The loan was non-interest bearing and the Company issued a five-year warrant to purchase 18,750 shares of its common stock at an exercise price of $.75 per share. The warrant was valued at $1,145 utilizing a Black Scholes model with the following assumptions: 90% volatility, two-year term, a risk-free rate of 1.70%, and no dividends. Trautman Wasserman, as placement agent, will receive a $5,000 placement fee. On June 28, 2002 Trautman Wasserman 8701 Opportunities Fund LP assumed this bridge loan obligation in exchange for shares of the Company's common stock. See Note 7. The Company received a release from the noteholder.

      Line of Credit, Letter of Credit, and Reimbursement Agreement: On May 23, 2002, pursuant to a Reimbursement Agreement, Trautman Wasserman 8701 Opportunities Fund LP agreed to deposit $150,000 at the Company's bank. The purpose of the $150,000 deposit was to secure an irrevocable letter of credit in favor of IBM Credit for the June 12, 2002 Agreement for Wholesale Financing between IBM Credit Corporation and PWR which provides a line of credit in a similar amount. The line of credit provides PWR with a revolving thirty-day interest free inventory financing floor plan arrangement. At September 30, 2002 the outstanding balance under this line of credit was $138.184. The reimbursement arrangement with the 8701 Fund provides for monthly interest of 6% per annum, and a default rate of 15% per annum on any letter of credit advances made by 8701 Fund on behalf of PWR to IBM Credit. Additionally, in the event of default, the 8701 Fund will be entitled to penalty shares of the Company's common stock at a share price of $.65 for the amount of any letter of credit advances made as a result of PWR not making its payments when due to IBM Credit. The 8701 Fund also received a five-year warrant to purchase 50,000 shares of common stock at $1.00. The warrant was valued at $8,710 utilizing a Black Scholes model with the following assumptions: 90% volatility, two-year term, a risk-free rate of 2.35%, and no dividends. The Company is amortizing the warrant to interest expense over the 13-month term of the Reimbursement Agreement.

      Modification of Promissory Note: On May 30, 2002 the Company's PWR subsidiary entered into an agreement to modify the promissory note dated November 20, 2001 between PWR and JPMC in the original principal amount of $1,214,000 and agreed to extend the terms thereof. The balance of the note at September 30, 2002 was $904,172. Under the terms of the modification the Company will make a partial principal prepayment of $400,000 contemporaneously with the planned sale of the Company's Harvard trademarks. See Note 10. Additionally the Company agreed to direct all payments it receives from its note receivable from its former Serif subsidiary to JPMC. Under the modification JPMC will receive the following principal payments, inclusive of the Serif payments: $40,000 monthly for the period July 2002 through September 2002, then an average of approximately of $48,680 monthly through August 2003, with any unpaid balance due September 2003. The interest rate will remain at prime plus one-half percent. In connection with this modification JPMC agreed that contemporaneously with the receipt of the Harvard payment, JPMC would release their lien on the Harvard Trademarks and on the assets of PWR.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7.    Stockholders' Equity

      Private Placements: The Company issued 1,490,066 shares of its common stock valued at $760,780, in connection with five separate private placements as follows: (a) On February 14, 2002 the Company sold 76,923 shares of its common stock to an accredited investor at a price of $.65 per share, for which it received $50,000. Trautman Wasserman, as placement agent, will receive a commission of $5,000 and a five-year warrant to purchase 7,692 shares of common stock at an exercise price of $1.00 per share; (b) On February 26, 2002 the Company sold 38,461 shares of its common stock to an accredited investor at a price of $.65 per share, for which it received aggregate gross proceeds of $25,000. Trautman Wasserman, as placement agent, will receive a commission of $2,500 and a five-year warrant to purchase 3,846 shares of the Company stock at an exercise price of $1.00 per share; (c) In connection with a March 22, 2002 subscription agreement, on March 28, 2002 the Company sold 615,385 shares at a price of $.65 per share, and issued a five-year warrant commencing November 1, 2002 to purchase 184,615 shares of its common stock at an exercise price of $1.00 per share, to an accredited entity, for which it received aggregate gross proceeds of $400,000. On the same date, the Company sold 153,846 shares of its common stock at a price of $.65 per share, and issued a five-year warrant commencing November 1, 2002 to purchase 46,154 shares of its common stock at an exercise price of $1.00 per share, to an accredited entity, for which it received $100,000. With respect to this $500,000 aggregate financing transaction, the placement agent, Trautman Wasserman, will receive $50,000 as well as a five-year warrant to purchase 76,923 shares of the Company's common stock at an exercise price of $1.00 per share commencing November 1, 2002; (d) During April 1 through June 30, 2002, the Company sold 536,221 shares of the Company's common stock at a price of $.65 per share, for which it received aggregate gross proceeds of $348,544. Trautman Wasserman, as placement agent, will receive $34,854 as well as a five-year warrant to purchase 53,622 shares of the Company's common stock at an exercise price of $1.00 per share commencing November 1, 2002; (e) On June 24, 2002 the Company sold 69,230 shares of the Company's common stock at a price of $.65 per share, for which it received aggregate gross proceeds of $45,000. Trautman Wasserman, as placement agent, will receive $4,500 as well as a five-year warrant to purchase 6,923 shares of the Company's common stock at an exercise price of $1.00 per share commencing November 1, 2002. The Company also recorded legal and listing fees aggregating $110,910 in connection with the above transactions.

      Bridge Satisfaction: On June 28, 2002 the Company entered into an agreement with Trautman Wasserman 8701 Opportunities Fund LP whereby the latter subscribed for $200,000 of common stock or 285,714 shares of the Company's common stock at a price of $.70 per share. The consideration for the subscription was the assumption of $200,000 of the Company's outstanding bridge notes of May 9, May 14, and May 23, 2002 described in
      Note 6, for which the Company received releases from the noteholders.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7.    Stockholders' Equity (continued)

      Community Towers, LLC ("CT, LLC") Settlement: On April 18, 2002 the Company issued 256,410 shares of common stock valued at $200,000 in connection with a legal settlement agreement between CT, LLC and Software Publishing Corporation ("SPC"), a subsidiary of Vizacom Inc. As part of the settlement the Company agreed to register these shares by June 30, 2002, and agreed to cause a registration statement for the resale of these shares to become effective by September 30, 2002. The Company was unable to meet these conditions. The plaintiff may sell up to 16.66% of the 256,410 common shares, or 42,717 common shares, on a quarterly basis starting October 1, 2002. The Company agreed that should the registration not be effective by September 30, 2002, CT, LLC would have a put option whereby during the quarters beginning October 1, 2002 and January 1, 2003 the Company may be required to purchase 16.66% each quarter, of the plaintiffs' shares, at the aforementioned dates at the market price of such shares at the beginning of each quarter, but not greater than $.78 per share. The Company reflects the shares subject to the put option, or 85,434 shares valued at $61,086 (representing the aggregate value of 42,717 common shares at $.65 market value on October 1, 2002, or $27,766, and 42,717 shares at $.78 per share representing January 1, 2003, or $33,320, potential obligation), as a current liability in the accompanying balance sheet under the caption: Common stock subject to put option. The Company also pledged to CT, LLC an additional 96,154 shares of common stock valued at $75,000 representing part of the cash settlement. The pledged shares will be returned to the Company when SPC pays the $75,000. The Company had sixty days to pay the $75,000, which it did not, and will pay 2% a month interest on the unpaid balance until paid. As described in
      Note 9 the Company has received a formal notice of default with respect to its settlement obligations aggregating $102,766.

      Settlement of Liabilities: The Company issued 178,794 shares of its common stock, valued at $140,578 in connection with liability settlement agreements as follows: (a) On June 17, 2002 the Company entered into agreements with certain outside legal counsel and a former chief executive to satisfy outstanding liabilities to them. Under their respective agreements, 81,250 shares valued at $65,000 and 71,094 shares valued at $56,875 were issued, respectively. These agreements contain both lockup and value guarantee provisions; (b) In August and September 2002 the Company agreed to issue 26,450 shares to settle various outstanding legal bills with certain law firms. The value of these shares was $18,703.

      Common Stock Cancelled: On February 12, 2002 the Company received back 30,000 shares of common stock it had issued in November 2001 to an investor relations consultant due to inability to perform under their agreement. The value of these shares was $22,500.

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

8.    Related Party Transactions

      Related party notes and other payables consist of:

                                                    September 30,   December 31,
                                                         2002           2001
                                                    -------------   ------------
      Notes to officers, 6.3%                          $301,090       $311,791
      Contingent consideration payable to officers      350,000       $     --
      Due to investment banking firm                    169,965             --
      Note to chairman, 10%                              26,385             --
                                                       --------       --------
                                                       $847,440       $311,791
                                                       ========       ========

      Note to officers, 6.3%: These notes were to the former selling shareholders of PWR, who are currently officers and directors of the Company and PWR. Under an amended employment agreement dated August 23, 2002 the notes to officers become due on December 15, 2002. See Note 9.

      Contingent Consideration based on Financial Performance: On July 2, 2002 the Board of Directors of the Company approved the payment, subject to stockholder approval, of $350,000, payable in 353,536 shares of our common stock to the former selling shareholders of PWR, Vincent DiSpigno and David Salav, who are executive officers of the Company and PWR. This represents the third and final year of contingent consideration resulting from a determination that they had satisfied the earn-out provisions of the March 27, 2000 PWR Merger Agreement. The Company's determination was based on its failure to provide an adequate amount of available working capital as called for by the Merger Agreement. In view of the impairment losses already recognized, this purchase price adjustment, normally recorded as additional goodwill, was charged to operations as an additional impairment loss.

      Due to investment banking firm: Trautman Wasserman, the Company's placement agent and investment advisor, considered a related party based on their aggregate equity holdings in excess of 10% of the Company's outstanding stock as of September 30, 2002, as well as having two principals on the Company's Board of Directors, one of whom is Chairman, will receive placement fees of $146,851 and five-year warrants to purchase a total of 173,082 shares of our common stock at $1.00 per share in connection with the various equity placements it conducted on behalf of the Company in the nine-months ended September 30, 2002. Trautman Wasserman also will receive $81,000 as investment advisory fees through September 30, 2002. At September 30, 2002, the Company had $169,965 in related party payables due to Trautman Wasserman.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

8.    Related Party Transactions (continued)

      Note to chairman, 10%: On March 15, 2002, the Company received $25,000 in a short-term loan from a principal of Trautman Wasserman who became a director of the Company on July 17, 2002, and became chairman of the Company on September 13, 2002. The note has a 10% interest rate and the Company issued a warrant to this principal to purchase 7,500 shares of common stock at an exercise price of $1.00 per share. The note is due January 15, 2003. The warrant was valued at $4,800 utilizing a Black Scholes model with the following assumptions: 90% volatility, five-year term, a risk-free rate of 4.74%, and no dividends.

      Event of Reversion: Under an agreement concluded in conjunction with the SpaceLogix merger, the former selling shareholders of PWR, who are currently officers of the Company, had agreed to reduce their salaries to $125,000 each on October 1, 2001, in exchange for an incentive bonus arrangement. The agreement provided for an event of reversion should PWR not receive $1,000,000 of working capital by March 31, 2002, which did not occur. As such the incentive bonus agreement became null and void and the Company became obligated under the pre-existing controlling merger and employment agreements which provide to each officer $200,000 in annual salaries, a $25,000 bonus, and an earn-out based on certain income targets and working capital requirements. Therefore, as of March 31, 2002, the Company owed such executives back wages aggregating $75,000 since October 1, 2002. Such amounts are included in accrued liabilities at September 30, 2002. Under an amended employment agreement dated August 23, 2002 the $75,000 becomes due on December 15, 2002. See Note 9.

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

      Bridge Satisfaction: On June 28, 2002 the Company entered into a subscription agreement with Trautman Wasserman 8701 Opportunities Fund LP whereby the latter subscribed for $200,000 or 285,714 shares of the Company's common stock at a price of $.70 per share. The consideration for the subscription was for the 8701 Fund to assume responsibility for $200,000 of the Company's outstanding bridge notes for which the Company received releases from the noteholders.

      Resignation of Chairman of the Board and Corporate Legal Counsel: On February 14, 2002 the Company accepted the resignation of its chairman of the board who is a principal of the law firm which was the corporate legal counsel. In effecting this resignation, this person also resigned as director, secretary, corporate legal counsel, and as officer and director of any direct or indirect subsidiaries of the Company. The corporate law firm also resigned at the same time. For the nine-month period ended September 30, 2002, this law firm submitted bills for legal services totaling $104,777.

9.    Commitments and Contingencies

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

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

9.    Commitments and Contingencies (continued)

      Litigation (cont.)

      On October 1, 2002, the Company received a formal notice of default from Community Towers, LLC in the amount of $102,766. Under the terms of the original settlement with CT, LLC reached in April 2002 (see Note 7) the Company was to pay $75,000 in June 2002 and register 256,410 shares of its common stock valued at $.78, or $200,000, no later than June 30, 2002. The Company was unable to meet these conditions. Additionally the Company pledged 96,154 shares of its common stock as collateral against the $75,000 payment due in June 2002.The agreement provided that if the 256,410 common shares were not registered by September 30, 2002, then CT, LLC would have the ability to put 16.66% of the 256,410 common shares, or 42,717 common shares, to the Company on a quarterly basis beginning October 1, 2002, at the lesser of the then market price, or $.78. The Agreement provided this put option to CT, LLC for a maximum of two quarters, or 85,434 shares in the aggregate (33.32% of 256,410 shares). The price of the common stock on October 1, 2002 was $.65. Therefore the formal notice of default encompassed the $75,000 payment amount and the October 1, 2002 put for $27,766, or $102,766 in the aggregate. Such amounts are reflected in the balance sheet captions accrued liabilities and common stock subject to put option, respectively, in the accompanying September 30, 2002 balance sheet. The Company is in discussions with CT, LLC to resolve this matter.

      Ian Charles Norris McCalla and Paul John Simpson and vs. Vizacom Inc. and Jeffrey Raymond White vs. Vizacom Inc.: On February 2, 2001, Junction 15 ("J15") and interMETHODS ("IML'), the Company's two UK subsidiaries entered into creditors voluntary liquidation in the UK. Insolvency Practitioners from KPMG in the UK were appointed to be their liquidators. Prior to the liquidation of J15, the employment of two of its executives was terminated. In April 2001, these two executives commenced proceedings against the Company claiming compensation for loss of office and obtained an order from the High Court of Justice, freezing the Company's assets in the UK up to a value of (pound)362,000 (approximately $517,000). At the same time, a shareholder in IML issued proceedings claiming approximately $100,000 due to him under a deferred payment agreement. The $150,000 of cash that the Company received upon the completion of the sale of the Company's Serif subsidiary in March 2001 is being held in escrow by the Company's lawyers in the UK, and, with the Company's other assets held in the United Kingdom, are included in restricted assets in the accompanying balance sheet. The Company issued a defense and counterclaim in both sets of proceedings. The Company contends that two executives from J15 were dismissed for cause, and that all three claimants are liable in damages for breaches of warranties and breach of their duties of care in respect of the purchase of the two subsidiaries. The Company intends to vigorously defend these proceedings unless an acceptable settlement can be reached. The Company has been advised by its UK legal counsel that the injunction will not affect its ability to receive and utilize the monthly payments from Serif Inc. pursuant to the promissory note because Serif Inc. is domiciled in the US. An agreement in principle has been negotiated in this matter and final terms are currently being drafted. The proposed agreement would provide for a lifting of the freezing order against the Company's United Kingdom assets, payment of $125,000 from currently restricted assets, issuance of 150,000 shares of common stock subject to certain lockup provisions, release of pre-existing shares issued in connections with the Company's acquisitions of J15 and IML, and forfeiture by the Company of an $104,175 obligation due to Jeffrey Raymond White in connection with the IML acquisition.

      Robert Blum vs. Renaissance Multimedia, Inc.: This matter was brought in March of 2001 against Renaissance Multimedia Inc. and its former president in which the plaintiff alleges discriminatory hiring practices and seeks an undisclosed sum of compensatory damages, attorney fees and punitive damages. Discovery has been completed and a trial date has been set for January 2003. The Company believes this action is without merit and intends to vigorously defend this action.

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

      Information Leasing Corporation vs. Renaissance Multimedia, Inc.: This matter was brought in March 2002 against Renaissance Multimedia Inc. and its former president in which the plaintiff seeks $75,000 plus attorneys' fees alleging breach of an installment payment agreement and security agreement for certain software and related services. This matter has been disputed prior to the acquisition of Renaissance, and the Company has an obligation to indemnify the former president of this subsidiary since he personally guaranteed the installment payment agreement. The installment payment arrangement relates to a certain software product intended for developing complex e-commerce solutions and an associated support arrangement. Renaissance was unable to utilize the product and was not provided with the appropriate level of aftermarket support. The plaintiff has filed a motion for summary judgment which will be heard in December 2002. The Company believes this action is without merit and intends to vigorously defend this action.

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

      Amendment of Executive Employment Agreements: On August 23, 2002, the Company and David Salav, a Vice President of the Company and President of PWR; and Vincent DiSpigno, the President and Chief Executive of the Company and Chief Executive of PWR entered into Amendment No. 2 of their March 27, 2000 Executive Employment Agreements., as previously amended September 28, 2001. The amendment causes each of their respective employment agreements, as amended to be extended for three years from the date of the amendment and successive one-year periods unless a sixty-day notice is provided by either the party to the agreement or the Company. Each executive will continue to receive compensation of $200,000 per annum. Additionally each executive will receive a grant of options to purchase 300,000 shares of common stock. In addition during each year of the term the Company shall grant the Employee options to purchase 35,000 shares of the Company's common stock. The parties also agreed to extend the due dates of the notes and accrued salaries due these parties until December 15, 2002.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

9.    Commitments and Contingencies (continued)

      Other (cont.)

      Appointment / Resignations of Directors and Officers: On July 17, 2002, Douglas Greenwood, a principal of Trautman Wasserman, the Company's placement agent and investment advisor, was elected by the Board of Directors to serve as a director in Class II and serve until the annual meeting in 2004. On September 13, 2002 the Board of Directors accepted the resignation of Paul Block as executive vice president of marketing and administration of the Company as well as other officer posts within the various corporate subsidiary structure. On the same date Douglas Greenwood replaced Vincent DiSpigno as chairman of the Company. On September 30, 2002 the Board of Directors accepted the resignation of Paul Block as a director of the Company and its various subsidiaries, as well as accepting the resignation of David Buckel as a director of the Company. Mark Barbera, another principal of Trautman Wasserman, was elected to serve as a director in Class I and serve until the annual meeting in 2003.

      2000 Equity Incentive Plan: On June 27, 2002 the Board of Directors adopted a proposal to amend the plan to increase underlying equity from 2,000,000 to 3,000,000 shares, subject to shareholder approval.

10.   Subsequent Events

      Sale of Non-Strategic Asset: On October 1, 2002 the Company entered into an Agreement for the sale of certain trademarks containing or consisting of the term "HARVARD" owned by its Software Publishing Corporation subsidiary ("SPC") to the President and Fellows of Harvard College for $420,000, before associated fees. The Company received an initial deposit and will receive the balance of the funds upon the completion of the transfer of all of the worldwide trademarks to the aforementioned party. Under a previous agreement dated May 30, 2002 with JPMC, $400,000 of the proceeds from the sale of the trademarks will be sent to JPMC to pay down the $904,172 bank note payable at September 30, 2002.

      In connection with the negotiations for the aforementioned sale, SPC entered into a Settlement Agreement dated October 1, 2002 with Serif Holdings Limited, Serif (Europe) Limited, and Serif Inc. (collectively referred to as "Serif"). Serif was the former subsidiary which the Company sold to its former management on March 31, 2001 and to which the Company licensed SPC products under the 2001 Software Licensing Agreement. Under the Settlement Agreement Serif assigned any rights it may have acquired in the HARVARD trademarks as a licensee of SPC. Serif also represented that it does not have any rights, title or interest in the trademarks, has not registered any trademarks, and did not grant any rights in the trademarks to any third parties. In consideration of the assignment and foregoing representations, as well as others, the Company agreed to reduction in the note receivable from Serif by $30,000 and also agreed to terminate the 2001 Software Licensing Agreement.

      Effective October 1, 2002, SPC and Serif entered into a new Software Licensing Agreement ("SLA") for the period October 1, 2002 to September 30, 2007, with provision for automatic one-year renewals, giving Serif exclusive worldwide rights to sell SPC software. The SLA also gives Serif the exclusive right to amend the source code of the products SPC licenses to them and the amendments become the property of Serif. The SLA allows either party to terminate with sixty days written notice. Under the SLA the Company will receive royalties paid quarterly equivalent to 4% of net receipts, as defined. Effective the same date, The President and Fellows of Harvard College entered into a license agreement with Serif for certain Harvard-formative trademarks for the same period.

                                  VIZACOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

10.   Subsequent Events (continued)

      Bridge Loan Extension: On October 1, 2002, the Company and the noteholder of the $150,000 bridge loan agreed to extend the bridge loan until December 1, 2002 in exchange for a warrant to purchase 70,000 shares of the Company's common stock at an exercise price of $.25. The warrant was valued at $32,550 utilizing a Black Scholes model with the following assumptions: 90% volatility, two-year term, a risk-free rate of 1.91%, and no dividends. Additionally, the Company cancelled two previous warrants issued in 2002 to purchase an aggregate 70,000 shares at higher exercise prices.

      Kaufman & Moomjian, LLC, and Neil M. Kaufman v. Vizacom Inc., Vincent DiSpigno, David N. Salav, Francis X. Murphy.. On November 12, 2002 the Company received a summons and verified complaint issued in the Supreme Court of the State of New York, County of Nassau against the Company and certain of its officers and directors. The complaint has multiple overlapping claims arising from allegations of unpaid legal fees and certain indemnification claims. The total damages claimed are estimated to approximate $2,000,000.

      Management has recorded trade and other obligations and a note for legal services to this firm and therefore has acknowledged its obligations to this firm. The Company believes that the litigation is frivolous for the most part, and intends to contest it vigorously. Management is pursuing settlement discussions in this matter to avoid protracted litigation.

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

Critical Accounting Policies:

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note 1 to our financial statements included in our 2001 Annual Report on Form 10-KSB. New accounting policies adopted by us during the nine months ended September 30, 2002 are described in Note 1 to the condensed consolidated financial statements herein.

Among the most significant judgments made by management in the preparation of the our financial statements are the determination of the valuation of goodwill and other intangibles, and of the extent of impairment, if any, in the carrying values of these assets. Based upon management's assessments of future prospects for certain of its businesses, we wrote off a total of $5,607,379 of goodwill and other intangibles to impairment losses during the nine months ended September 30, 2002.

Quarter Ended September 30, 2002 compared to Quarter Ended September 30, 2001.

Net Sales. Net sales decreased in the quarter ended September 30, 2002 ("2002 third quarter") by $1,192,033, or 62%, to $720,741 from $1,912,774 in the corresponding 2001 quarter. Hardware sales declined $855,369, or 58%, to $621,784 in the 2002 third quarter from $1,477,153 in the corresponding 2001 quarter. This decline is mainly attributable to PWR's inability to process sales orders due to a lack of available working capital. Service sales decreased $336,664, or 77%, to $98,957 in the 2002 third quarter from $435,621 in the corresponding 2001 quarter. The 2002 third quarter includes no service sales from Vizy NY which reported sales of $231,336 in the corresponding 2001 quarter.

Gross Profit. Gross profit decreased by $286,541, or 68%, to $135,909 in the 2002 third quarter, from $422,450 in the corresponding 2001 quarter. Hardware gross profit decreased by $140,181, or 55%, to $114,687 in the 2002 third quarter from $254,868 in the corresponding 2001 quarter. The decrease in gross profit was attributable to lower hardware sales. Hardware gross margin was 18% in the 2002 third quarter, fairly consistent with 17% in the corresponding 2001 quarter. Service gross profit decreased by $146,360, or 87%, to $21,222 in the 2002 third quarter from $167,582 in the corresponding 2001 quarter. Service gross margin decreased to 22% in the 2002 third quarter from 38% in the corresponding 2001 quarter. The decline in service gross profits and margins is related to the absence of service sales from Vizy NY.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") decreased by $303,487, or 28%, to $771,209 in the 2002 third quarter from $1,074,696 in the corresponding 2001 quarter. $174,123, or the majority of the decline was attributable to our decision to outsource and eliminate the production staff at Vizy NY as well as its president in late November 2001. This decline was partially offset by our newly acquired subsidiary, SpaceLogix which incurred SG&A of $63,948 in the 2002 third quarter, primarily consisting of sales salaries and related selling expenses. Commensurate with our decline in sales, PWR SG&A declined by $237,644 due to lower selling expenses such as salaries, commissions, bad debts, and freight out. Corporate overhead increased $44,332 primarily due to increased insurance and consulting fees.

Amortization of Goodwill. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles" (SFAS 142), as of January 1, 2002 we no longer amortize goodwill.

Amortization of Other Intangibles. Amortization of other intangibles decreased $219,278, or 92%, to $18,108 in the 2002 third quarter from $237,386 in the corresponding 2001 quarter. The decline in the amortization was a result of the impairment charge for the full amount of Vizy NY's intangibles in late November 2001 and impairment reductions in PWR's intangibles, also in the fourth quarter of 2001, as well as in June 2002.

Depreciation and amortization. Depreciation and amortization decreased by $248,242 or 77%, to $73,414 in the 2002 third quarter from $321,656 in the corresponding 2001 quarter. This decrease was related to certain deferred consulting fees whose future benefit was considered to have expired and for which we accelerated the amortization in the quarter ended June 2002.

Impairment Loss. We recorded an impairment loss of $660,789, of which $310,789 represented the remaining value of other intangibles at our PWR subsidiary as a result of a continued decline in sales, losses of key salespeople and the continued uncertainty as to our ability to complete PWR's financing plans. The balance of $350,000 represented contingent consideration based on the financial performance of PWR; in view of the impairment losses already recognized, this purchase price adjustment, normally recorded as additional goodwill, was charged to operations as an additional impairment loss.

Other (income) expense, net. We reported interest and other income of ($8,364) in the 2002 third quarter compared to interest and other expense of $47,438 in the corresponding 2001 quarter. The 2002 third quarter reflects $11,445 and $11,286 of interest and royalty income, respectively related to the sale of our Serif Europe software subsidiary in March 2001, offset by certain interest expenses. The corresponding 2001 quarter included $47,813 of amortized debt issuance expense incurred in connection with a line of credit which expired in 2001.

Nine-Months Ended September 30, 2002 compared to Nine-Months Ended September 30, 2001.

Net Sales. Net sales decreased in the nine-months ended September 30, 2002 ("2002 nine-month period") by $7,397,381, or 69%, to $3,252,428 from $10,649,809 in the corresponding 2001 period. Hardware sales declined $6,113,521, or 67%, to $2,952,478 in the 2002 nine-month period from $9,065,999 in the corresponding 2001 period. This decline is mainly attributable to PWR's inability to process sales orders due to a lack of available working capital. Service sales decreased $1,283,860, or 81%, to $299,950 in the 2002 nine-month period from $1,583,810 in the corresponding 2001 period. The 2002 nine-month period includes no service sales from Vizy NY which reported sales of $1,203,736 in the corresponding 2001 period.

Gross Profit. Gross profit decreased by $1,145,966, or 70%, to $490,400 in the 2002 nine-month period, from $1,636,366 in the corresponding 2001 period. Hardware gross profit decreased by $636,855, or 60%, to $425,375 in the 2002 nine-month period from $1,062,230 in the corresponding 2001 period. The decrease in gross profit was attributable to lower hardware sales. Hardware gross margin increased to 14% in the 2002 nine-month period from 12% in the corresponding 2001 period. The increased hardware margin was due to a focus on higher margin goods in the product mix. Service gross profit decreased by $509,111, or 89%, to $65,025 in the 2002 nine-month period from $574,136 in the corresponding 2001 period. Service gross margin decreased to 22% in the 2002 nine-month period from 36% in the corresponding 2001 period. The decline in service gross profits and margins is related to the absence of service sales from Vizy NY.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") decreased by $728,954, or 20%, to $2,878,724 in the 2002 nine-month period from $3,607,678 in the corresponding 2001 period. $707,260, or the majority of the decline was attributable to our decision to outsource and eliminate the production staff at Vizy NY as well as its president in late November 2001. This decline was partially offset by our newly acquired subsidiary, SpaceLogix which incurred SG&A of $398,278 in the 2002 nine-month period, primarily consisting of sales salaries and related selling expenses. Commensurate with our decline in sales, PWR SG&A declined by $424,662 due to lower selling expenses such as salaries, commissions, bad debts, and freight out during the same period.

Amortization of Goodwill. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles" (SFAS 142), as of January 1, 2002 we no longer amortize goodwill.

Amortization of Other Intangibles. Amortization of other intangibles decreased $506,316, or 71%, to $205,841 in the 2002 nine-month period from $712,157 in the corresponding 2001 period. The decline in the amortization was a result of the impairment charge for the full amount of Vizy NY's intangibles in late November 2001 and impairment reductions in PWR's intangibles, also in the fourth quarter of 2001, as well as in June 2002.

Depreciation and amortization. Depreciation and amortization decreased $149,751 or 18%, to $693,559 in the 2002 nine-month period from $843,310 in the corresponding 2001 period. This decrease was related to certain deferred consulting fees whose future benefit was considered to have expired and for which we had accelerated the amortization in the quarter ended June 2002.

Impairment Loss. For the 2002 nine-month period we recorded impairment losses totaling $5,607,379 comprised of a $310,789 write-off against the remaining value of other intangibles at PWR in the 2002 third quarter, contingent consideration of $350,000 based on the financial performance of PWR, and $4,946,590 in the 2002 six-month period representing the full amount of the SpaceLogix Inc. goodwill, or $3,589,590, and a $1,357,000 write-off against the value of other intangibles at PWR. We tested the goodwill acquired in the December 28, 2001 SpaceLogix acquisition for impairment upon the adoption of SFAS 142 as of January 1, 2002, and concluded that, under the transitional goodwill impairment test, no impairment had occurred at that date. However, as a result of a significant adverse change in the business climate in the telecom industry in the third quarter of 2002 upon which SpaceLogix's business plan was dependent, management concluded that circumstances had changed to the point that it was more likely than not that the fair value of the SpaceLogix reporting unit had been reduced below its carrying amount, and therefore tested its goodwill for impairment again as of June 30, 2002.

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

Our analysis of other intangibles at June 30, 2002 was based on projected cash flows of our operating unit and a determination based upon then current assumptions with regard to attaining sufficient financing and our assessment of the business environment. Based on this analysis, utilizing a zero salvage value and a 10% discount rate, we recorded a $1,357,000 impairment loss for PWR at June 30, 2002. We recorded an additional impairment loss of $310,789 at September 30, 2002, representing the remaining value of other intangibles at our PWR subsidiary, as a result of a continued decline in sales, losses of key salespeople and the continued uncertainty as to our ability to complete PWR's financing plans. In view of the impairment losses already recognized, this purchase price adjustment of $350,000, normally recorded as additional goodwill, was charged to operations as an additional impairment loss.

Other (income) expense, net. We reported interest and other income of ($122,640) in the 2002 nine-month period compared to interest and other expense of $153,989 in the corresponding 2001 period. The 2002 nine-month period reflects $94,044 of other income related to an insurance reimbursement for business interruption relative to the events of September 11, 2001. The 2001 nine-month period included $143,442 of amortized debt issuance expense incurred in connection with a line of credit which expired in 2001.

Liquidity and Capital Resources

Working Capital Deficiency:

We have experienced recurring net losses since our inception, and had a working capital deficiency of $4,948,820 at September 30, 2002. The increase of $1,084,590, from our working capital deficiency of $3,864,230 at December 31, 2001, is principally a result of losses in the 2002 nine-month period.

For some time our principal source of liquidity has been from external equity and other financings rather than our operations. Our operating ability, and therefore our ability to generate cash to cover our operating burden, is inextricably tied to having a certain base level of funding availability either in debt or equity, or a combination of both.

Trautman Wasserman, our placement agent, has placed or arranged in excess of $1,600,000 in debt and equity financing for us through September 30, 2002.

On May 30, 2002 JPMorgan Chase Bank ("JPMC") agreed to modify the terms of the note due this bank of which $904,172 was outstanding at September 30, 2002, and extend the term thereof to our PWR subsidiary. We agreed to make monthly installments to JPMC through September 15th 2003 until the loan amount is completely satisfied.

On June 12, 2002, PWR entered into a wholesale financing agreement with IBM Credit Corporation for a $150,000 line of credit. The agreement provides for a revolving thirty-day interest free financing inventory floor plan arrangement.

On October 1, 2002 we completed the sale of certain trademarks containing or consisting of the term "HARVARD" owned by our Software Publishing Corporation subsidiary to the President and Fellows of Harvard College for $420,000 before associated fees. We received an initial deposit and will receive the balance of the funds upon the completion of the transfer of all of the trademarks to the aforementioned party. Under a previous agreement dated May 30, 2002 with JPMC, $400,000 of the proceeds received will be utilized to pay down the $904,172 bank note payable at September 30, 2002.

We have negotiated with Keltic Financial Partners, LP ("Keltic") for up to a $2,500,000 line of credit facility. The completion of the financing is wholly dependent upon the Company raising external financing sufficient to reduce the trade obligations of its PWR subsidiary and improve the overall balance sheet fundamentals of the subsidiary to the satisfaction of Keltic. Availability under the line is expected to be determined as a percentage of borrowings against eligible, as defined, trade receivables. Those receivables are currently pledged to JPMC, which has preliminarily agreed to subordinate those receivables upon the satisfaction of certain conditions. Based on current receivable balances at October 31, 2002 the Company would initially receive approximately $100,000 from Keltic, after consideration of associated fees. This amount will be utilized solely for the outstanding debts and working capital of PWR. While we believe we will succeed in completing negotiation of the $2,500,000 line of credit facility with Keltic, no assurance can be given that we will be successful in this endeavor, and if unsuccessful it will impair our ability to continue our operations.

We believe that over the next twelve months we will need to raise at least an additional $2,000,000 to $3,000,000 to meet our currently anticipated liquidity and capital expenditure requirements. We intend to seek additional financing through a variety of methods. Additionally the longer it takes for us to raise the money necessary to provide our operation with a sufficient base of working capital to generate a return the greater our needs become. Therefore, we estimate that each additional quarter in which funding is absent can result in an additional $200,000 or more in funding requirements. We believe we have taken significant strides over the past year to reduce our operating burden in the face of constrained capital markets and difficult economic times but nonetheless need additional minimum operating capital to allow our operations to become the principal source of liquidity. We believe the completion of the aforementioned Keltic facility combined with additional funding initiatives, will enable us to reach our goals. We also believe that our relationship with our placement agent, Trautman Wasserman, will be beneficial, considering that with their assistance we have completed in the first nine months of 2002 more equity funding than in all of 2001.

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

There can be no assurances that we will be successful in concluding any of our funding initiatives on terms acceptable to us, or at all. The financial statements do not include any adjustments that that might result from the outcome of this uncertainty.

Our cash and cash equivalents decreased by $197,493 to $92,110 at September 30, 2002 from $289,603 at December 31, 2001.

Operating activities

During the 2002 nine-month period, net cash used in operating activities increased to $1,362,682 from $700,474 in the corresponding 2001 period. The increase was principally a result of the loss during the 2002 nine-month period.

Investing activities

Cash provided by investing activities in the 2002 nine-month period was $330,260 compared to cash used of $136,568 in the corresponding 2001 period. We sold our Serif Europe operations on March 31, 2001. Proceeds from the related note receivable was $307,928 in the 2002 nine-month period compared to $184,217 in the corresponding 2001 period. The corresponding 2001 period also reflected $387,767 of net cash disposed with this business sale.

Financing activities

Cash provided by financing activities increased to $832,587 in the 2002 nine-month period from $101,344 in the corresponding 2001 period. In the 2002 nine-month period, we received $760,780 from the sale of our common stock, $350,000 from a series of bridge loans, and $138,184 from our new inventory financing facility. This compared to $269,315 of proceeds from the sale of common stock in the corresponding 2001 period.

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

On November 12, 2002 we received a summons and verified complaint in the matter of Kaufman & Moomjian, LLC, and Neil M. Kaufman v. Vizacom Inc., Vincent DiSpigno, David N. Salav, Francis X. Murphy issued in the Supreme Court of the State of New York, County of Nassau against us and certain of our officers and directors. The complaint has multiple overlapping claims arising from allegations of unpaid legal fees and certain indemnification claims. The total damages claimed are estimated to approximate $2,000,000.

Management has recorded trade and other obligations and a note for legal services to this firm and therefore has acknowledged its obligations to this firm. We believe that the litigation is frivolous for the most part, and we intend to contest it vigorously. Management is pursuing settlement discussions in this matter to avoid protracted litigation.

Settlement with Community Towers, LLC

On October 1, 2002, we received a formal notice of default in connection with past due settlement obligations aggregating $102,766. Management has pursued discussions to resolve the matter.

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

SFAS No. 142, supersedes APB Opinion No. 17, "Intangible Assets," and states that goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The discontinuing of amortization provisions under SFAS No. 142 of goodwill and indefinite lived intangible assets apply to assets acquired after June 30, 2001. In addition, the impairment provisions of SFAS 142 apply to assets acquired prior to July 1, 2001 upon adoption of SFAS 142. We adopted this statement as of January 1, 2002. Under the transitional goodwill impairment test, goodwill in each reporting unit must be tested for impairment as of January 1, 2002. We had six months to complete the first step of the transitional goodwill impairment test but the amounts used to perform the test must be those at January 1, 2002. Had the carrying amount of the net assets of the reporting unit (including goodwill) exceeded the fair value of that reporting unit, then the second step of the transitional goodwill impairment test must be completed as soon as possible, but not later than December 31, 2002. The second step of the transitional goodwill impairment test measures the amount of impairment loss by measuring the implied fair value of the goodwill against its carrying value. An impairment loss recognized as a result of a transitional goodwill impairment test would be recognized as the effect of a change in accounting principle. Although a transitional impairment loss for goodwill may be measured in other than the first interim reporting period, it shall be recognized in the first interim period irrespective of the period in which it was measured. Therefore, a transitional goodwill impairment loss, which is measured in any period other than the first interim reporting period would require the amendment of previously filed interim period financial statements. There was no impairment of goodwill upon adoption of SFAS 142.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of." The primary objective of SFAS No. 144 is to develop one accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. The provisions of this statement were effective for our fiscal year beginning January 1, 2002.

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

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures

Within 90 days prior to the date of this report (the Evaluation Date), our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c)). Based on that evaluation, these officers have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities.

Changes in internal controls

There were no significant changes in the Company's internal controls, or to the Company's knowledge, in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      Kaufman & Moomjian, LLC, and Neil M. Kaufman v. Vizacom Inc., Vincent DiSpigno, David N. Salav, Francis X. Murphy. On November 12, 2002 we received a summons and verified complaint issued in the Supreme Court of the State of New York, County of Nassau against us and certain of our officers and directors. The complaint has multiple overlapping claims arising from allegations of unpaid legal fees and certain indemnification claims. The total damages claimed are estimated to approximate $2,000,000.

      Management has recorded trade and other obligations, and a note for legal services to this firm and therefore has acknowledged its obligations to this firm. We believe that the litigation is frivolous for the most part, and we intend to contest it vigorously. Management is pursuing settlement discussions in this matter to avoid protracted litigation.

      Community Towers, LLC vs. Software Publishing Corporation: In the fourth quarter of 1998, an action was commenced against Software Publishing Corporation ("SPC"), a subsidiary of the Company, in California in which Community Towers, LLC ("CT, LLC") sought $300,000 plus interest and attorneys' fees for SPC's alleged violation of a lease for office space located in San Jose, California. This was the location at which SPC had its principal place of business and at which we had our principal executive offices during the period of January 1997 through January 1998.

      On October 1, 2002, we received a formal notice of default from CT, LLC in the amount of $102,766. Under the terms of the original settlement with CT, LLC reached in April 2002 we were to pay $75,000 in June 2002 and register 256,410 shares of our common stock valued at $.78, or $200,000, no later than June 30, 2002. We were unable to meet these conditions. Additionally we pledged 96,154 shares of our common stock as collateral against the $75,000 payment due in June 2002. The agreement provided that if the 256,410 common shares were not registered by September 30, 2002, then CT, LLC would have the ability to put 16.66% of the 256,410 common shares, or 42,717 common shares, to us on a quarterly basis beginning October 1, 2002, at the lesser of the then market price, or $.78. The Agreement provided this put option to CT, LLC for a maximum of two quarters, or 85,434 shares in the aggregate (33.32% of 256,410 shares). The price of the common stock on October 1, 2002 was $.65. Therefore the formal notice of default encompassed the $75,000 payment amount and the October 1, 2002 put for $27,766, or $102,766 in the aggregate. Such amounts are reflected in the balance sheet captions accrued liabilities and common stock subject to put option, respectively, in the accompanying September 30, 2002 balance sheet. We are in discussions with CT, LLC to resolve this matter.

      Ian Charles Norris McCalla and Paul John Simpson and vs. Vizacom Inc. and Jeffrey Raymond White vs. Vizacom Inc.: On February 2, 2001, Junction 15 ("J15") and interMETHODS ("IML'), two of our UK subsidiaries entered into creditors voluntary liquidation in the UK. Insolvency Practitioners from KPMG in the UK were appointed to be their liquidators. Prior to the liquidation of J15, the employment of two of its executives was terminated. In April 2001, these two executives commenced proceedings against us claiming compensation for loss of office and obtained an order from the High Court of Justice, freezing our assets in the UK up to a value of (pound)362,000 (approximately $517,000). At the same time, a shareholder in IML issued proceedings claiming approximately $100,000 due to him under a deferred payment agreement. $150,000 of cash that we received upon the completion of the sale of the our Serif subsidiary in March 2001 is being held in escrow by the our lawyers in the UK, and, with our other assets held in the United Kingdom, are included in restricted assets in the accompanying balance sheet. We issued a defense and counterclaim in both sets of proceedings. We contend that two executives from J15 were dismissed for cause, and that all three claimants are liable in damages for breaches of warranties and breach of their duties of care in respect of the purchase of the two subsidiaries. We intend to vigorously defend these proceedings unless an acceptable settlement can be reached. We have been advised by our UK legal counsel that the injunction will not affect our ability to receive and utilize the monthly payments from Serif Inc. pursuant to the promissory note because Serif Inc. is domiciled in the US. An agreement in principle has been negotiated in this matter and final terms are currently being drafted. The proposed agreement would provide for a lifting of the freezing order against our United Kingdom assets, payment of $125,000 from currently restricted assets, issuance of 150,000 shares of common stock subject to certain lockup provisions, release of pre-existing shares issued in connections with the our acquisitions of IML and J15, and forfeiture by us of an $104,175 obligation due to Jeffrey Raymond White in connection with the IML acquisition.

      Robert Blum vs. Renaissance Multimedia, Inc.: This matter was brought in March of 2001 in the Supreme Court of New York, New York against our subsidiary Renaissance Multimedia Inc. and its former president in which the plaintiff alleges discriminatory hiring practices and seeks an undisclosed sum of compensatory damages, attorney fees and punitive damages. Discovery has been completed and a trial date has been set for January 2003. We believe this action is without merit and intend to vigorously defend this action.

      Information Leasing Corporation vs. Renaissance Multimedia, Inc.: This matter brought in the March 2002 in the Supreme Court of New York, New York against our subsidiary Renaissance Multimedia Inc. and its former president in which the plaintiff seeks $75,000 plus attorneys' fees alleging breach of an installment payment agreement and security agreement for certain software and related services. This matter has been disputed prior to the acquisition of Renaissance, and we have an obligation to indemnify the former president of this subsidiary since he personally guaranteed the installment payment agreement. The installment payment arrangement relates to a certain software product intended for developing complex e-commerce solutions and an associated support arrangement. Renaissance was unable to utilize the product and was not provided with the appropriate level of aftermarket support. The plaintiff has filed a motion for summary judgment which will be heard in December 2002. We believe this action is without merit and intend to vigorously defend this action.

Item 2. Changes in Securities and Use of Proceeds.

      On April 1, 2002 we received a $150,000 bridge loan from Brian Dow, an individual accredited investor, which was due July 31, 2002, subject to prepayment upon completion of certain financing. The loan bears interest at 12.5% per annum and we will issue a three-year warrant to purchase 50,000 shares of our common stock at an exercise price of $.90 per share. On July 31, 2002, in consideration of a sixty-day extension, we issued a three-year warrant to purchase 20,000 shares of our common stock at an exercise price of $.90 per share; the note holder agreed to extend the due date of the note to September 30, 2002. On October 1, 2002, in consideration of a ninety-day extension until December 31, 2002, we issued a five-year warrant to purchase 70,000 shares of our common stock at a price of $.25, and cancelled the previous two warrants. Trautman Wasserman, as placement agent, will receive a $15,000 placement fee. The issuance of the warrants and note were private transactions exempt from registration pursuant to Section 4(2) of the Securities Act.

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

      On November 12, 2002 we received a summons and verified complaint in the matter of Kaufman & Moomjian, LLC, and Neil M. Kaufman v. Vizacom Inc., Vincent DiSpigno, David N. Salav, Francis X. Murphy issued in the Supreme Court of the State of New York, County of Nassau against us and certain of our officers and directors. The complaint has multiple overlapping claims arising from allegations of unpaid legal fees and certain indemnification claims. The total damages claimed are estimated to approximate $2,000,000.

      Management has recorded trade and other obligations and a note for legal services to this firm and therefore has acknowledged its obligations to this firm. We believe that the litigation is frivolous for the most part, and we intend to contest it vigorously. Management is pursuing settlement discussions in this matter to avoid protracted litigation.

      We are obligated on a settlement agreement in the amount of $102,766 plus accrued interest to Community Towers LLC. On October 1, 2002 we received a formal notice of default from Community Towers, LLC. We are currently pursuing discussions to resolve this matter.

Item 4. Submission of Matters to a Vote of Security Holders.

      None

Item 5. Other Information.

      On July 17, 2002, Douglas Greenwood, a principal of Trautman Wasserman, our placement agent and investment advisor, was elected by the Board of Directors to serve as a director in Class II and serve until the annual meeting in 2004. On September 13, 2002 the Board of Directors accepted the resignation of Paul Block as executive vice president of marketing and administration of the Company as well as other officer posts within the various corporate subsidiary structure. On the same date Douglas Greenwood replaced Vincent DiSpigno as chairman of the Company. On September 30, 2002 the Board of Directors accepted the resignation of Paul Block as a director of the Company and its various subsidiaries, as well as accepting the resignation of David Buckel as a director of the Company. Mark Barbera, another principal of Trautman Wasserman, was elected to serve as a director in Class I and serve until the annual meeting in 2003.

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

      3.2 Amendment to By-Laws of Vizacom Inc. dated June 26, 2002. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2002 (Commission File No. 1-14076), filed with the Commission on August 15, 2002.)

      3.3 Amendment to Rights Agreement dated June 27, 2002. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2002 (Commission File No. 1-14076), filed with the Commission on August 15, 2002.)

      10.1 Reimbursement Agreement dated May 23, 2002 between PWR Systems, Inc, and Trautman Wasserman 8701 Opportunities Fund LP. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2002 (Commission File No. 1-14076), filed with the Commission on August 15, 2002.)

      10.2(i) Letter regarding modification of JPMorgan Promissory Note.
              (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2002 (Commission File No. 1-14076), filed with the Commission on August 15, 2002.)

      10.2(ii) Modification of JPMorgan Promissory Note dated May 30, 2002.
              (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2002 (Commission File No. 1-14076), filed with the Commission on August 15, 2002.)

      10.3 Agreement for Wholesale Financing dated June 12, 2002 between IBM Credit Corporation and PWR Systems, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2002 (Commission File No. 1-14076), filed with the Commission on August 15, 2002.)

      10.4 Lease amendment letter dated June 27, 2002 between Spacely, LLC and PWR Systems. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2002 (Commission File No. 1-14076), filed with the Commission on August 15, 2002.)

      10.5 Amendment No. 2 dated August 23, 2002 to Executive Employment Agreement dated March 27, 2000 among Vizacom Inc, PWR Systems, and Vincent DiSpigno.

      10.6 Amendment No. 2 dated August 23, 2002 to Executive Employment Agreement dated March 27, 2000 among Vizacom Inc, PWR Systems, and David Salav.

      10.7    Agreement between Harvard and Vizacom effective October 1, 2002.

      10.8 Settlement Agreement between Software Publishing Corporation and Serif effective October 1, 2002.

      10.9 Software License Agreement between Software Licensing Corporation and Serif effective October 1, 2002.

      99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b.)    Reports on Form 8-K

              We filed on Form 8-K on July 25, 2002 under Item 5 "Other Events" regarding the disclosure of a press release announcing the appointment of Douglas Greenwood to the Board of Directors and the rescheduling of our 2002 Annual Meeting of Stockholders.

              We filed on Form 8-K on September 9, 2002 under Item 5 "Other Events" regarding the disclosure in a press release announcing that our shares were delisted from the Nasdaq SmallCap Market on September 6, 2002 because the trading price of our shares did not meet the requirements of the minimum $1.00 bid price and because our stockholders' equity fell below $2,500,000 at June 30, 2002. Our shares now trade on the OTC Bulletin Board under the symbol VIZY.OB.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       VIZACOM, INC.


Dated: November 14, 2002                  By:       /s/ Vincent DiSpigno
                                             -----------------------------------

                                                     Vincent DiSpigno
                                                 Chief Executive Officer,
                                                       and President
                                               (Principal Executive Officer)


Dated: November 14, 2002                  By:      /s/ Alan W. Schoenbart
                                             -----------------------------------
                                                      Alan W. Schoenbart
                                             Senior Vice President - Finance and
                                                  Administration, Treasurer
                                                 and Chief Financial Officer
                                                (Principal Financial Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Vincent DiSpigno, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of Vizacom Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                             /s/ Vincent DiSpigno
                                                    --------------------
                                                    Vincent DiSpigno
                                                    Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Alan W. Schoenbart, certify that:

      1.    I have reviewed this quarterly report on Form 10-QSB of Vizacom
            Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                        /s/ Alan W. Schoenbart
                                               ----------------------
                                               Alan W. Schoenbart
                                               Chief Financial Officer

                                  VIZACOM INC.
                                INDEX TO EXHIBITS

Number      Description

3.2         Amendment to By-Laws of Vizacom Inc. dated December 27, 2001.
            (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2002 (Commission File No. 1-14076), filed with the Commission on May 14, 2002.)

3.2         Amendment to By-Laws of Vizacom Inc. dated June 26, 2002.
            (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2002 (Commission File No. 1-14076), filed with the Commission on August 15, 2002.)

3.3 Amendment to Rights Agreement dated June 27, 2002. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2002 (Commission File No. 1-14076), filed with the Commission on August 15, 2002.)

10.2 Reimbursement Agreement dated May 23, 2002 between PWR Systems, Inc, and Trautman Wasserman 8701 Opportunities Fund LP. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2002 (Commission File No. 1-14076), filed with the Commission on August 15, 2002.)

10.2(i) Letter regarding modification of JPMorgan Promissory Note. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2002 (Commission File No. 1-14076), filed with the Commission on August 15, 2002.)

10.2(ii) Modification of JPMorgan Promissory Note dated May 30, 2002. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2002 (Commission File No. 1-14076), filed with the Commission on August 15, 2002.

10.3 Agreement for Wholesale Financing dated June 12, 2002 between IBM Credit Corporation and PWR Systems, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2002 (Commission File No. 1-14076), filed with the Commission on August 15, 2002.)

10.4 Lease amendment letter dated June 27, 2002 between Spacely, LLC and PWR Systems. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2002 (Commission File No. 1-14076), filed with the Commission on August 15, 2002.)

10.5 Amendment No. 2 dated August 23, 2002 to Executive Employment Agreement dated March 27, 2000 among Vizacom Inc, PWR Systems, and Vincent DiSpigno.

10.6 Amendment No. 2 dated August 23, 2002 to Executive Employment Agreement dated March 27, 2000 among Vizacom Inc, PWR Systems, and David Salav.

10.7        Agreement between Harvard and Vizacom effective October 1, 2002.

10.8 Settlement Agreement between Software Publishing Corporation and Serif effective October 1, 2002.

10.9 Software License Agreement between Software Licensing Corporation and Serif effective October 1, 2002.

99.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.